Form 10-Q
period 2007-12-31
BOREAL PRODUCTIONS INC.
filed 2008-02-07
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2007

                        Commission File Number 333-146627


                             BOREAL PRODUCTIONS INC.
              (Exact name of small business issuer in its charter)

           Nevada                                         26-1134956
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                               8017 Kenyon Avenue
                              Los Angeles, CA 90045
                    (Address of Principal Executive Offices)

                                  702-993-7424
                               (Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 3,000,000 shares of Common Stock outstanding as of December 31, 2007.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2007, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Boreal Productions, Inc.

I have reviewed the condensed balance sheet of Boreal Productions, Inc. (A Development Stage Company) as of December 31, 2007, and the related condensed statements of operations for the three months ended December 31, 2007 and for the period from September 24, 2007 (inception) to December 31, 2007, and condensed statements of cash flows for the three months ended October 31, 2007 and for the period from September 24, 2007 (inception) to October 31, 2007. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Boreal Productions, Inc. (A Development Stage Company) as of September 30, 2007, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated October 16, 2007, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ George Stewart, CPA
-----------------------------
Seattle, Washington
February 4, 2008

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of             As of
                                                                 December 31,      September 30,
                                                                     2007              2007
                                                                   -------           -------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 5,365           $ 8,964
                                                                   -------           -------
TOTAL CURRENT ASSETS                                                 5,365             8,964
                                                                   -------           -------

                                                                   $ 5,365           $ 8,964
                                                                   =======           =======

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    --           $   590
  Stock Subscriptions Received                                       3,000                --
                                                                   -------           -------
TOTAL CURRENT LIABILITIES                                            3,000               590

TOTAL LIABILITIES                                                    3,000               590

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of December 31, 2007 and September 30, 2007                    3,000             3,000
  Additional paid-in capital                                         6,000             6,000
  Subscription Receivable                                               --               (36)
  Deficit accumulated during development stage                      (6,635)             (590)
                                                                   -------           -------
TOTAL STOCKHOLDERS' EQUITY                                           2,365             8,374
                                                                   -------           -------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 5,365           $ 8,964
                                                                   =======           =======


                       See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                              September 24, 2007
                                            Three Months         (inception)
                                               Ended               through
                                            December 31,         December 31,
                                                2007                 2007
                                             ----------           ----------
REVENUES
  Revenues                                   $       --           $       --
                                             ----------           ----------
TOTAL REVENUES                                       --                   --

OPERATING COSTS
  General & Administrative Expenses               1,845                2,435
  Professional Fees                               4,200                4,200
                                             ----------           ----------
TOTAL OPERATING COSTS                             6,045                6,635
                                             ----------           ----------

NET INCOME (LOSS)                            $   (6,045)          $   (6,635)
                                             ==========           ==========

BASIC EARNINGS PER SHARE                     $     0.00
                                             ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    3,000,000
                                             ==========


                       See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                    September 24, 2007
                                                                     Three Months      (inception)
                                                                        Ended            through
                                                                     December 31,      December 31,
                                                                         2007              2007
                                                                       -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(6,045)          $(6,635)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Stock Subscriptions Received                  3,000             3,000
    Increase (Decrease) in Accounts Payable                               (590)               --
                                                                       -------           -------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (3,635)           (3,635)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                  --             3,000
  Additional paid-in capital                                                --             6,000
  (Increase) Decrease in Subscription Receivable                            36                --
                                                                       -------           -------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               36             9,000
                                                                       -------           -------

NET INCREASE (DECREASE) IN CASH                                         (3,599)            5,365

CASH AT BEGINNING OF PERIOD                                              8,964                --
                                                                       -------           -------

CASH AT END OF YEAR                                                    $ 5,365           $ 5,365
                                                                       =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $    --           $    --
                                                                       =======           =======
  Income Taxes                                                         $    --           $    --
                                                                       =======           =======


                       See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Boreal Productions Inc. (the Company) was incorporated under the laws of the State of Nevada on September 24, 2007. The Company was formed to option feature films and TV projects and then package them to sell at a profit to various studios and production companies.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an September 30, year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective September 24, 2007 (date of inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to December 31, 2007 and generated a net loss of $6,635. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $5,365 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 3,000,000 shares for sale at $.015 per share to raise capital of $45,000 to implement their business plan. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


NOTE 5. RELATED PARTY TRANSACTIONS (Continued)

Andrea Fehsenfeld, sole officer and director of the Company, will not be paid for any underwriting services that she performs on behalf of the Company with respect to the Company's upcoming SB-2 offering. She will also not receive any interest on any funds that she may advance to the Company for offering expenses prior to the offering being closed which will then be repaid from the proceeds of the offering.

NOTE 6. INCOME TAXES

                                                         As of December 31, 2007
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 6,635
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                     6,635
     Valuation allowance                                          (6,635)
                                                                 -------

     Net deferred tax assets                                     $     0
                                                                 =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of December 31, 2007, the Company has a net operating loss carryforward of approximately $6,635. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


NOTE 8. STOCK TRANSACTIONS (Continued)

On September 24, 2007 the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.003 per share for a total of $9,000.

As of December 31, 2007 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,000,000 shares issued and outstanding.

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

FASB STATEMENTS:

In December 2004, the FASB issued Financial Accounting Standards No 123 (revised
2004) (SFAS  123R),  "Share-Based  Payment."  SFAS 123R  replaces  SFAS No. 123,
"Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

In December 2004, FASB issued Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153)." This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


NOTE 10. NEW ACCOUNTING PRONOUCEMENTS (Continued)

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously,

Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial
Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


NOTE 10. NEW ACCOUNTING PRONOUCEMENTS (Continued)

In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

In February 2007, FASB issued Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT. THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "SEEKS," "EXPECTS," "INTENDS" AND SIMILAR EXPRESSIONS IDENTIFY SOME OF THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF PERFORMANCE OR FUTURE RESULTS AND INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. THE FACTORS DISCUSSED ELSEWHERE IN THIS FORM 10-Q COULD ALSO CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE COMPANY'S FORWARD-LOOKING STATEMENTS. BOREAL UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW OF OUR BUSINESS

Our planned principal products will be feature films and television series designed for the North American market.

We intend to option scripts and treatments to package the projects and sell to them to various studios and production companies. Our choice of projects will vary dependent upon market trends and interests. The entertainment sector is booming as an exploding television and internet landscape are increasing the demand for quality filmed material.

The projects we package will have the opportunity to generate revenue not just in North America but also in the foreign and ancillary markets. TV series can syndicate both locally and globally and films can be shown in a variety of markets for years, which provide an ongoing source of revenue, often in perpetuity. This will make them very attractive to possible buyers.

Other than the shares offered pursuant to our SB-2 Registration Statement, no other source of capital has been has been identified or sought. We will require the proceeds from the offering to accomplish the milestones set forth below.

JANUARY 2008-MARCH 2008

We will attend the Sundance Film Festival from the 17th-24th of January in Park City, Utah. This is one of the top film festivals in the world and a definite stop on the agenda. Our goals here will be to promote the company and to expand on the projects we consider to option. During these months we will analyze projects currently being considered and determine which projects have the most potential based on profitability. We will hone the top 10 (assuming there are 10 meeting our parameters) and determine which ones to package.

APRIL 2008- JUNE 2008

April 7-11th we will attend the MIPTV conference in Cannes, France. This is the premier TV market in the world and all of the top companies in the world attend. This is an excellent venue to further promote our company and to introduce us to additional TV properties to option. Depending on the number of feature projects we have ready, we may also attend the Cannes Film Festival from the 14th-25th of May. We may attend the Banff TV festival taking place in Banff, Alberta, Canada from the 8th-11th of June. This is another highly regarded and well-attended forum where we can source additional projects to possibly option and to further expand on our success from MIPTV.

JULY 2008 - DECEMBER 2008:

This is the best time for us to take stock and begin putting the final touches of our optioned projects and start finalizing the packaging process, taking into consideration current market conditions. We will begin talking to studios and large production companies about our packaged projects and plan to sell at least five of them with a standard mark up by the end of November.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2007 was $5,365. In order to achieve our business goals, we will need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-146842 which became effective on November 29, 2007. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $6,045 for the three months ended December 31, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our SB-2 Registration Statement.

Our net loss from inception through December 31, 2007 was $6,635.

Cash provided by financing activities for the period from inception (September 24, 2007) through December 31, 2007 was $9,000, pursuant to the sale of 3,000,000 shares of common stock issued to our director for $0.003 per share.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Boreal Productions is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION.

There was no information required to be disclosed on Form 8-K during the period covered by this report.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-146842, at the SEC website at www.sec.gov:

     Exhibit No.                  Description
     -----------                  -----------

        3.1         Articles of Incorporation*
        3.2         Bylaws*
       31.1         Rule 13a-14(a)/15d-14(a) Certification
       31.2         Rule 13a-14(a)/15d-14(a) Certification
       32.1         Certification Pursuant to 18 U.S.C. 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 5, 2008                   Boreal Productions Inc.


                                       /s/ Andrea Fehsenfeld
                                       -----------------------------------------
                                   By: Andrea Fehsenfeld
                                       (Chief Executive Officer, Chief Financial
                                       Officer, Principal Accounting Officer,
                                       President, Secretary, Treasurer &
                                       Sole Director)