Form 10-Q/A
period 2007-12-31
BOREAL PRODUCTIONS INC.
filed 2008-05-15
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                  225-208-1002
                               (Telephone Number)

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

May 14, 2008                       Boreal Productions Inc.


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