Form 10-Q
period 2008-03-31
BOREAL PRODUCTIONS INC.
filed 2008-05-15
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008

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

                                 (225) 208-1002
                               (Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 3,000,000 shares of Common Stock outstanding as of March 31, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended March 31, 2008, prepared by the company, immediately follow.

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                           As of              As of
                                                                          March 31,        September 30,
                                                                            2008               2007
                                                                          --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $ 43,190           $  8,964
                                                                          --------           --------
      TOTAL CURRENT ASSETS                                                  43,190              8,964
                                                                          --------           --------

                                                                          $ 43,190           $  8,964
                                                                          ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                        $     --           $    590
                                                                          --------           --------
      TOTAL CURRENT LIABILITIES                                                 --                590

TOTAL LIABILITIES                                                               --                590

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   6,000,000 and 3,000,000 shares issued and outstanding
   as of March 31, 2008 and September 30, 2007 respectively                  6,000              3,000
  Additional paid-in capital                                                48,000              6,000
  Subscription Receivable                                                     (600)               (36)
  Deficit accumulated during development stage                             (10,210)              (590)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                  43,190              8,374
                                                                          --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 43,190           $  8,964
                                                                          ========           ========


                       See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                    September 24, 2007
                                            Three Months          Six Months           (inception)
                                               Ended                Ended                through
                                              March 31,            March 31,            March 31,
                                                2008                 2008                 2008
                                             ----------           ----------           ----------
REVENUES
  Revenues                                   $       --           $       --           $       --
                                             ----------           ----------           ----------
TOTAL REVENUES                                       --                   --                   --

OPERATING COSTS
  General & Administrative Expenses               2,375                4,220                4,810
  Professional Fees                               1,200                5,400                5,400
                                             ----------           ----------           ----------
TOTAL OPERATING COSTS                             3,575                9,620               10,210
                                             ----------           ----------           ----------

NET INCOME (LOSS)                            $   (3,575)          $   (9,620)          $  (10,210)
                                             ==========           ==========           ==========

BASIC EARNINGS PER SHARE                     $     0.00           $     0.00
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    4,417,582            3,704,918
                                             ==========           ==========


                       See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                     September 24, 2007
                                                                      Six Months        (inception)
                                                                        Ended             through
                                                                       March 31,          March 31,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (9,620)          $(10,210)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                                (590)                --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (10,210)           (10,210)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               45,000             54,000
  (Increase) Decrease in Subscription Receivable                           (564)              (600)
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            44,436             53,400
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          34,226             43,190

CASH AT BEGINNING OF PERIOD                                               8,964                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $ 43,190           $ 43,190
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                       See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to March 31, 2008 and generated a net loss of $10,210. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $43,190 is sufficient to cover the expenses they will incur during the next twelve months.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 6. INCOME TAXES

                                                            As of March 31, 2008
                                                            --------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 10,210
       Other                                                             0
                                                                  --------
       Gross deferred tax assets                                    10,210
       Valuation allowance                                         (10,210)
                                                                  --------

     Net deferred tax assets                                      $      0
                                                                  ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of March 31, 2008, the Company has a net operating loss carryforwards of approximately $10,210. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On February 18, 2008 the Company issued a total of 3,000,000 shares of common stock to thirty investors for cash in the amount of $0.015 per share for a total of $45,000.

As of March 31, 2008 the Company had 6,000,000 shares of common stock issued and outstanding.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,000,000 shares issued and outstanding.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 10. NEW ACCOUNTING PRONOUCEMENTS (CONTINUED)

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 10. NEW ACCOUNTING PRONOUCEMENTS (CONTINUED)

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

MAY 2008 - JUNE 2008

We will have our logo design and stationary components completed, and our web site will begin construction. Our web designer will be on holiday for two months until the end of May so we anticipate the site being completed near the beginning of July. We will be attending the Banff TV and New Media festival taking place in Banff, Alberta, Canada from the 6th-11th of June. This is another highly regarded and well-attended forum where we can source additional projects to possibly option. Currently, we are in negotiations to option a script from two Los Angeles writers.

JULY 2008 - DECEMBER 2008:

This is the best time for us to take stock and begin putting the final touches of our optioned projects and start finalizing the packaging process, taking into consideration current market conditions. We will begin talking to studios and large production companies about our packaged projects and plan to sell at least five of them with a standard mark up by the end of November. In September 2008 we also plan to attend the Toronto Film festival to source more projects.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2008 was $43,190. In order to achieve our business goals, we needed the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-146842 which became effective on November 29, 2007. The offering was completed on February 18, 2008 for total proceeds of $45,000.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $3,575 for the three months ended March 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through March 31, 2008 was $10,210.

Cash provided by financing activities for the period from inception (September 24, 2007) through March 31, 2008 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business described in our Registration Statement on Form SB-2/A filed with the SEC on November 16, 2007.

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

May 14, 2008                 Boreal Productions Inc.


                             /s/ Andrea Fehsenfeld
                             --------------------------------------------------
                         By: Andrea Fehsenfeld
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)