Form 10-Q
period 2008-06-30
BOREAL PRODUCTIONS INC.
filed 2008-08-14
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2008

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

                                  (225)208-1002
                               (Telephone Number)

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

There were 6,000,000 shares of Common Stock outstanding as of June 30, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2008, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Boreal Productions, Inc.

I have reviewed the condensed balance sheet of Boreal Productions, Inc. (A Development Stage Company) as of June 30, 2008, and the related condensed statements of operations for the three and nine months ended June 30, 2008 and for the period from September 24, 2007 (inception) to June 30, 2008, and condensed statements of cash flows for the nine months ended June 30, 2008 and for the period from September 24, 2007 (inception) to June 30, 2008. These financial statements are the responsibility of the company's management.

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


/s/ George Stewart, CPA
------------------------------
Seattle, Washington
August 13, 2008

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                           As of              As of
                                                                          June 30,         September 30,
                                                                            2008               2007
                                                                          --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $ 39,124           $  8,964
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                        39,124              8,964
                                                                          --------           --------

                                                                          $ 39,124           $  8,964
                                                                          ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                        $     --           $    590
                                                                          --------           --------
TOTAL CURRENT LIABILITIES                                                       --                590

TOTAL LIABILITIES                                                               --                590

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   6,000,000 and 3,000,000 shares issued and outstanding
   as of June 30, 2008 and September 30, 2007 respectively                   6,000              3,000
  Additional paid-in capital                                                48,000              6,000
  Subscription Receivable                                                       --                (36)
  Deficit accumulated during development stage                             (14,876)              (590)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                  39,124              8,374
                                                                          --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 39,124           $  8,964
                                                                          ========           ========


                       See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                   September 24, 2007
                                            Three Months          Nine Months          (inception)
                                               Ended                Ended               through
                                              June 30,             June 30,             June 30,
                                                2008                 2008                 2008
                                             ----------           ----------           ----------
REVENUES
  Revenues                                   $       --           $       --           $       --
                                             ----------           ----------           ----------
TOTAL REVENUES                                       --                   --                   --

OPERATING COSTS
  General & Administrative Expenses               3,466                7,686                8,276
  Professional Fees                               1,200                6,600                6,600
                                             ----------           ----------           ----------
TOTAL OPERATING COSTS                             4,666               14,286               14,876
                                             ----------           ----------           ----------

NET INCOME (LOSS)                            $   (4,666)          $  (14,286)          $  (14,876)
                                             ==========           ==========           ==========

BASIC EARNINGS PER SHARE                     $     0.00           $     0.00
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    6,000,000            4,430,605
                                             ==========           ==========


                       See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                     September 24, 2007
                                                                      Nine Months        (inception)
                                                                        Ended             through
                                                                       June 30,           June 30,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(14,286)          $(14,876)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                                (590)                --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (14,876)           (14,876)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               45,000             54,000
  (Increase) Decrease in Subscription Receivable                             36                 --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            45,036             54,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          30,160             39,124

CASH AT BEGINNING OF PERIOD                                               8,964                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $ 39,124           $ 39,124
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========

  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                       See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to June 30, 2008 and generated a net loss of $14,876. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $39,124 is sufficient to cover the expenses they will incur during the next twelve months.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 6. INCOME TAXES

                                                             As of June 30, 2008
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 14,876
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                      14,876
     Valuation allowance                                           (14,876)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 7. NET OPERATING LOSSES

As of June 30, 2008, the Company has a net operating loss carryforwards of approximately $10,210. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of June 30, 2008 the Company had 6,000,000 shares of common stock issued and outstanding.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2008:

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MAY 2008- JUNE 2008

Our corporate logo design and stationary was completed. Boreal web site began construction. Anticipated completion date, September 2008. We attended the Banff TV and New Media festival from the 6th-11th of June. At these two events, we made contact with three other producers and writers who we have received scripts from for packaging. We are in the process of sending them out for review from actors and directors. We anticipate having the projects packaged by the fall.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2008 was $39,124. In order to achieve our business goals, we needed the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-146842 which became effective on November 29, 2007. The offering was completed on February 18, 2008 for total proceeds of $45,000.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $4,666 for the three months ended June 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through June 30, 2008 was $14,876.

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

ITEM 1. LEGAL PROCEEDINGS

Boreal Productions is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business described in our Registration Statement on Form SB-2/A filed with the SEC on November 16, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

There was no information required to be disclosed on Form 8-K during the period covered by this report.

ITEM 6. EXHIBITS

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

August 14, 2008          Boreal Productions Inc.


                             /s/ Andrea Fehsenfeld
                             ---------------------------------------------------
                         By: Andrea Fehsenfeld
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)