Form 10-Q/A
period 2008-06-30
BOREAL PRODUCTIONS INC.
filed 2008-10-29
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

There were 30,000,000 shares of Common Stock outstanding as of June 30, 2008.

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
--------------------------------------------------------------------------------

                                                                            As of              As of
                                                                           June 30,         September 30,
                                                                             2008               2007
                                                                           --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $ 39,124           $  8,964
                                                                           --------           --------
TOTAL CURRENT ASSETS                                                         39,124              8,964
                                                                           --------           --------

                                                                           $ 39,124           $  8,964
                                                                           ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                         $     --           $    590
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                        --                590

TOTAL LIABILITIES                                                                --                590

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares authorized;
   30,000,000 and 15,000,000 shares issued and outstanding
   as of June 30, 2008 and September 30, 2007 respectively                   30,000             15,000
  Additional paid-in capital                                                 24,000             (6,000)
  Subscription Receivable                                                        --                (36)
  Deficit accumulated during development stage                              (14,876)              (590)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                   39,124              8,374
                                                                           --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $ 39,124           $  8,964
                                                                           ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                     September 24, 2007
                                            Three Months           Nine Months          (inception)
                                               Ended                 Ended                through
                                              June 30,              June 30,              June 30,
                                                2008                  2008                  2008
                                             -----------           -----------           -----------
REVENUES
  Revenues                                   $        --           $        --           $        --
                                             -----------           -----------           -----------
TOTAL REVENUES                                        --                    --                    --

OPERATING COSTS
  General & Administrative Expenses                3,466                 7,686                 8,276
  Professional Fees                                1,200                 6,600                 6,600
                                             -----------           -----------           -----------

TOTAL OPERATING COSTS                              4,666                14,286                14,876
                                             -----------           -----------           -----------

NET INCOME (LOSS)                            $    (4,666)          $   (14,286)          $   (14,876)
                                             ===========           ===========           ===========

BASIC EARNINGS PER SHARE                     $      0.00           $      0.00
                                             ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    30,000,000            22,153,025
                                             ===========           ===========


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
                                                                       ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
--------------------------------------------------------------------------------

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
--------------------------------------------------------------------------------

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
--------------------------------------------------------------------------------

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
--------------------------------------------------------------------------------

NOTE 8. STOCK TRANSACTIONS (CONTINUED)

On June 11, 2008 the Company effected a 5 for 1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for five post-split shares of common stock. The number of shares referred to in the previous paragraphs is post-split number of shares. The Company also changed its post-split authorized capital to 375,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

As of June 30, 2008 the Company had 30,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2008:

Common stock, $ 0.001 par value: 375,000,000 shares authorized; 30,000,000 shares issued and outstanding.

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

In December 2004, FASB issued Financial Accounting Standards No. 153, "EXCHANGES OF NON-MONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NON-MONETARY TRANSACTIONS (SFAS 153)." This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
--------------------------------------------------------------------------------

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS (CONTINUED)

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
--------------------------------------------------------------------------------

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

NOTE 11. RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the preparation of our unaudited financial statements for the quarter ended June 30, 2008, we determined that a forward split of the Company's share capital had been omitted in our previously filed financial statements. As a result, we determined to restate our financial statements for the quarter ended June 30, 2008. The restatements are included in this Quartrly Report on Form 10-Q/A (Amendment No. 1).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q/A CONTAINS FORWARD-LOOKING STATEMENTS. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT. THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "SEEKS," "EXPECTS," "INTENDS" AND SIMILAR EXPRESSIONS IDENTIFY SOME OF THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF PERFORMANCE OR FUTURE RESULTS AND INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. THE FACTORS DISCUSSED ELSEWHERE IN THIS FORM 10-Q/A COULD ALSO CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE COMPANY'S FORWARD-LOOKING STATEMENTS. BOREAL UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS.

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

Cash provided by financing activities for the period from inception (September 24, 2007) through June 30, 2008 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

Effective June 11, 2008, we effected a five for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 to 375,000,000 shares of common stock and our outstanding share capital has increased from 6,000,000 shares of common stock to 30,000,000 shares of common stock.

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

ITEM 1A. RISK FACTORS.

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

ITEM 5. OTHER INFORMATION.

Effective June 11, 2008, we effected a five for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 to 375,000,000 shares of common stock and our outstanding share capital has increased from 6,000,000 shares of common stock to 30,000,000 shares of common stock.

The forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on June 24, 2008 under the new stock symbol "BPRO". Our new CUSIP number is 09971Q 207.

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

October 27, 2008         Boreal Productions Inc.


                             /s/ Andrea Fehsenfeld
                             ---------------------------------------------------
                         By: Andrea Fehsenfeld
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)