Form 10-K
period 2008-09-30
BOREAL PRODUCTIONS INC.
filed 2008-12-12
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2008

                        Commission File Number 333-146627


                             BOREAL PRODUCTIONS INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                               8017 Kenyon Avenue
                              Los Angeles, CA 90045
         (Address of principal executive offices, including zip code.)

                                  (225)208-1002
                     (Telephone number, including area code)

                                Andrea Fehsenfeld
                               8017 Kenyon Avenue
                              Los Angeles, CA 90045
                       Telephone & Facsimile (225)208-1002
            (Name, address and telephone number of agent for service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of December 4, 2008, 2008, the registrant had 30,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 12, 2008.

                             BOREAL PRODUCTIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                             3
Item 1A. Risk Factors                                                         6
Item 2.  Properties                                                           7
Item 3.  Legal Proceedings                                                    7
Item 4.  Submission of Matters to a Vote of Securities Holders                7

                                 Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                    7
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Plan of Operation                                                    9
Item 8.  Financial Statements                                                11
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                23
Item 9A. Controls and Procedures                                             23

                                Part III

Item 10. Directors and Executive Officers                                    23
Item 11. Executive Compensation                                              24
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     25
Item 13. Certain Relationships and Related Transactions                      25
Item 14. Principal Accounting Fees and Services                              25

                                 Part IV

Item 15. Exhibits                                                            27

Signatures                                                                   27

                                     PART I

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are the good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described in the "Risk Factors" section and elsewhere in this report.

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

We were incorporated in the state of Nevada on September 25, 2007. Andrea Fehsenfeld was appointed sole officer and director. At that time the board of directors voted to seek capital and begin development of our business plan. We received our initial funding of $9,000 through the sale of common stock to Ms. Fehsenfeld who purchased 3,000,000 shares of common stock at $0.003 per share and $45,000 from the sale of 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 per share. On June 11, 2008, we effected a five for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 to 375,000,000 shares of common stock and our outstanding share capital has increased from 6,000,000 shares of common stock to 30,000,000 shares of common stock.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS:

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

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES:

We initially plan to attend the various film and TV markets in North America and Europe to source the projects we choose to option. Once we have sourced a number of projects, we will begin the packaging process, which involves many pre production activities such as securing appropriate cast and above the line talent (directors etc).

Either before or once the projects are completely packaged we will to speak to various broadcasters, studios and specialized distributors about purchasing the packaged projects.

The typical revenues secured during selling off the packaged projects vary based on the scope and subject matter of the project, who is attached and what audience the piece is targeted towards. As a rule, we are seeking a 10-20% mark up on our costs.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE:

We currently have no new publicly announced products or services.

COMPETITIVE BUSINESS CONDITIONS AND OUR COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION:

The production industry allows for smart newcomers to earn revenue via packaging of projects and then selling them to studios and companies eager to green light projects that are ready to go. The lack of funding for the initial optioning phase is an area of frustration for many companies starting out. By owing several concepts from the start Boreal Productions will have the leverage to parlay these into profitable projects.

We believe that our competitive strengths will be having an experienced team of producers and writers on board to shepherd the optioned projects into award winning entertainment for the clients who buy them.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS:

We will not be using raw materials in our industry.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS:

Luckily, the distribution markets for entertainment are diverse so we will never be dependent on one source for our revenue. We may sell one series to Warner and then sell a project to Disney. This variety also allows us to build up relationships with many players, thereby giving us more creative latitude with the projects we choose to option.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION:

In optioning entertainment properties, we do not have to concern ourselves with any of the above, other than ensuring we are adhering to any contractual obligations we create with writers and producers during development and adhering to the union pay scales when filming in the various states.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES:

We do not require any government approval for optioning; producing or distributing the type of entrainment we plan to create.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS:

We are not subject to any government regulations.

THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES:

We have not spent any money on research and development activities.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS (FEDERAL, STATE AND LOCAL):

We are not aware of any environmental regulations that could directly affect our operations, but no assurance can be given that environmental regulations will not, in the future, have a material adverse impact on our business.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES:

At the present time, the company has no employees other than its officer and director who devote their time either as needed or on a full-time basis to the Company's business.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASES OR SALES OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes our audited financial information to our shareholders upon written request. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934. We will be subject to disclosure filing requirements including filing a Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event our obligation to file such reports is suspended under the Exchange Act.

The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED NO REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN THE SHARES OFFERED HEREIN IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

Our company was incorporated in September 2007; we have recently commenced our business operations but we have not yet realized any revenues. We have no operating history upon which an evaluation of our future prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the production industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to purchase/option quality material and develop it into projects that will earn revenue. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

WE DO NOT YET HAVE ANY SUBSTANTIAL ASSETS AND ARE TOTALLY DEPENDENT UPON OUR CURRENT CASH TO FULLY FUND OUR BUSINESS.

The only cash currently available is the cash paid by our founder for the acquisition of her shares and from our recent offering. We must generate revenue from operations or further funding to continue. There can be no assurance that we would be able to raise additional funding needed in the event that unanticipated costs increases our projected expenses. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES, WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We have not yet optioned any films or TV shows and have not yet generated any revenues from operations. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, investors could lose all of their investment if we are not successful in our proposed business plans.

OUR CONTINUED OPERATIONS DEPEND ON CURRENT PRODUCTION APPETITES. IF THE PROJECTS WE CHOOSE TO PRODUCE DO NOT MEET THE CRITERIA OF DISTRIBUTION PARTNERS, THE ABILITY TO GENERATE REVENUE WILL BE MINIMIZED.

The production industry worldwide is in a favorable position. The demand for quality entertainment worldwide is reaching record levels. If this appetite diminishes, there will be less demand and we could find ourselves with properties that no one is willing to purchase.

THE LOSS OF ANDREA FEHSENFELD OR OTHER KEY MANAGEMENT PERSONNEL WOULD HAVE AN ADVERSE IMPACT ON OUR FUTURE DEVELOPMENT AND COULD IMPAIR OUR ABILITY TO SUCCEED.

Our performance is substantially dependent upon the creative expertise of our President, Andrea Fehsenfeld, and our ability to hire and retain qualified personnel. It may be difficult to find sufficiently qualified individuals to replace Andrea Fehsenfeld if we were to lose her services. The loss of Andrea Fehsenfeld or any of our future key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.

COMPETITION IN THE PRODUCTION INDUSTRY IS STRONG. IF WE CANNOT SUCCESSFULLY COMPETE, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

The production industry has always had a strong lure for people interested in Hollywood. We will compete against a large number of well-established studios with greater product and name recognition and with substantially greater financial and marketing capabilities than ours, as well as against a large number of small specialty producers. Our competitors include, by way of example, Columbia, Paramount, NBC, ABC and other well-known and respected companies. There can be no assurance that we can compete successfully in this complex and changing market. If we cannot, our business will be adversely affected.

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of a detached office space on a private piece of property while we are in the organizational stage. We have not leased an office yet but anticipate signing a lease in 2009.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended September 30, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol BPRO. There has been no active trading of our stock on the OTC Bulletin Board.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans.

SECTION 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended September 30, 2008.

FORWARD STOCK SPLIT

Effective June 11, 2008, we effected a five for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 to 375,000,000 shares of common stock and our outstanding share capital has increased from 6,000,000 shares of common stock to 30,000,000 shares of common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $21,689 and $590 for the years ended September 30, 2008 and 2007, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through September 30, 2008 was $22,279.

Cash provided by financing activities for the period from inception (September 24, 2007) through September 30, 2008 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

Effective June 11, 2008, we effected a five for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 to 375,000,000 shares of common stock and our outstanding share capital has increased from 6,000,000 shares of common stock to 30,000,000 shares of common stock.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2008 was $31,721. In order to achieve our business goals, we needed the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-146842 which became effective on November 29, 2007. The offering was completed on February 18, 2008 for total proceeds of $45,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

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

MAY 2008 - JUNE 2008

Our corporate logo design and stationary was completed. Boreal web site began construction. Anticipated completion date, September 2008. We attended the Banff TV and New Media festival from the 6th-11th of June. At these two events, we made contact with three other producers and writers who we have received scripts from for packaging. We sent the scripts out for review from actors and directors.

JULY 2008 - DECEMBER 2008:

During this phase, Boreal optioned a new film property, Crimson Falls, and we are currently in negotiations on another TV series. Our web site has its home page up with more information to follow. We secured a director for a project that we will be optioning in 2009 called "The Clinic".

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Boreal Productions Inc.

I have audited the accompanying balance sheet of Boreal Productions Inc. (A Development Stage Company) as of September 30, 2008 and 2007, and the related statement of operations, stockholders' equity and cash flows for the years then ended and for the period from September 24, 2007 (inception), to September 30, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boreal Productions Inc., (A Development Stage Company) as of September 30, 2008 and 2007, and the results of its operations and cash flows for the years then ended and from September 24, 2007 (inception), to September 30, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ George Stewart, CPA
------------------------------

Seattle, Washington
December 2, 2008

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                      September 30,      September 30,
                                                                          2008               2007
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 31,721           $  8,964
                                                                        --------           --------
      TOTAL CURRENT ASSETS                                                31,721              8,964
                                                                        --------           --------

                                                                        $ 31,721           $  8,964
                                                                        ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                      $     --           $    590
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                     --                590

      TOTAL LIABILITIES                                                       --                590

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 30,000,000 and 15,000,000 shares issued and
   outstanding as of September 30, 2008 and September 30, 2007            30,000             15,000
  Additional paid-in capital                                              24,000             (6,000)
  Subscription Receivable                                                     --                (36)
  Deficit accumulated during development stage                           (22,279)              (590)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                31,721              8,374
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 31,721           $  8,964
                                                                        ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                           September 24, 2007
                                                                                              (inception)
                                                  Year Ended           Period Ended             through
                                                 September 30,         September 30,         September 30,
                                                     2008                  2007                  2008
                                                 ------------          ------------          ------------
REVENUES
  Revenues                                       $         --          $         --          $         --
                                                 ------------          ------------          ------------
TOTAL REVENUES                                             --                    --                    --

GENERAL & ADMINISTRATIVE EXPENSES                      13,449                   590                14,039
PROFESSIONAL FEES                                       8,241                 8,241
                                                 ------------          ------------          ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                21,689                   590                22,279
                                                 ------------          ------------          ------------

NET INCOME (LOSS)                                $     21,689          $        590          $     22,279
                                                 ============          ============          ============

BASIC EARNINGS PER SHARE                         $       0.00          $       0.00
                                                 ============          ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         24,262,295            15,000,000
                                                 ============          ============


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
         From September 24, 2007 (Inception) through September 30, 2008
--------------------------------------------------------------------------------

                                                                                   Deficit
                                                                                 Accumulated
                                                       Common      Additional      During
                                         Common        Stock        Paid-in      Development
                                         Stock         Amount        Capital        Stage        Total
                                         -----         ------        -------        -----        -----
BALANCE, SEPTEMBER 24, 2007                  --       $    --        $    --      $     --      $     --

Stock issued for cash on
 September 24, 2007
 @ $0.0006 per share                 15,000,000        15,000         (6,000)                      9,000

Subscription Receivable                                                                              (36)

Net loss,  September 30, 2007                                                         (590)         (590)
                                    -----------       -------        -------      --------      --------

BALANCE, SEPTEMBER 30, 2007          15,000,000       $15,000        $(6,000)     $   (590)     $  8,374
                                    ===========       =======        =======      ========      ========

Subscription Receivable                                                                               36

Stock issued for cash on
 February 18, 2008
 @ $0.003 per share                  15,000,000        15,000         30,000                      45,000

Net loss,  September 30, 2008                                                      (21,689)      (21,689)
                                    -----------       -------        -------      --------      --------

BALANCE, SEPTEMBER 30, 2008          30,000,000       $30,000        $24,000      $(22,279)     $ 31,721
                                    ===========       =======        =======      ========      ========


Note: On February 18, 2008 the Company effected a 5 for 1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for five post-split shares of common stock.

                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    September 24, 2007
                                                                                                       (inception)
                                                                 Year Ended        Period Ended          through
                                                                September 30,      September 30,      September 30,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(21,689)          $   (590)          $(22,279)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Increase (Decrease) in Accounts Payable                          (590)               590                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (22,279)                --            (22,279)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                          15,000             15,000             30,000
  Additional paid-in capital                                        30,000             (6,000)            24,000
  (Increase) Decrease in Subscription Receivable                        36                (36)                --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       45,036              8,964             54,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     22,757              8,964             31,721

CASH AT BEGINNING OF PERIOD                                          8,964                 --                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 31,721           $  8,964           $ 31,721
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Boreal Productions Inc. (the Company) was incorporated under the laws of the State of Nevada on September 24, 2007. The Company was formed to option feature films and TV projects and then package them to sell at a profit to various studios and production companies.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has commenced limited operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30, year-end.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to September 30, 2008 and generated a net loss of $22,279. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $31,721 is sufficient to cover the expenses they will incur during the next twelve months.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES

                                                        As of September 30, 2008
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 22,279
     Other                                                             0
                                                                --------
     Gross deferred tax assets                                    22,279
     Valuation allowance                                         (22,279)
                                                                --------

     Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of June 30, 2008, the Company has a net operating loss carryforwards of approximately $22,279. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On September 24, 2007 the Company issued a total of 15,000,000 shares of common stock to one director for cash in the amount of $0.0006 per share for a total of $9,000.

On February 18, 2008 the Company issued a total of 15,000,000 shares of common stock to thirty investors for cash in the amount of $0.003 per share for a total of $45,000.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

NOTE 8. STOCK TRANSACTIONS (CONTINUED)

As of September 30, 2008 the Company had 30,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

Common stock, $ 0.001 par value: 375,000,000 shares authorized; 30,000,000 shares issued and outstanding.

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

FASB STATEMENTS:

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS(CONTINUED)

accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS(CONTINUED)

In  December  2007,  the FASB,  issued  FAS No.  141  (revised  2007),  Business
Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS(CONTINUED)

statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act." This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The director and officer of Boreal Productions Inc., who will hold her offices until death, resignation, retirement, removal, disqualification, or until a time as her successor(s) shall be elected and qualified is as follows:

     Name and Address             Age        Position(s)
     ----------------             ---        -----------

     Andrea Fehsenfeld            39         President, Secretary, Treasurer
     8017 Kenyon Avenue                      Director, CEO & CFO
     Los Angeles, CA 90045

The person named above has held her offices/positions since inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders. The named officer and director is our only officer, director, promoter and control person.

No current or former executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

BACKGROUND INFORMATION ABOUT OUR SOLE OFFICER AND DIRECTOR

ANDREA FEHSENFELD has been President of Free Form Productions since 1999 and has been active in the production industry during this time. She has overseen over 100 productions with clients from Asia, the US, Canada, Europe and South America. She has been a member of Women in Film, the Motion Picture Industry Association and the AICP (American Commercial Producers).

Andrea Fehsenfeld attended Langara College and received a Sales and Marketing diploma in 1992. Prior to running Free Form Productions, Ms. Fehsenfeld spent seven years in the finance industry, running her own financial planning business.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by us during the fiscal year that ended September 30, 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

                           SUMMARY COMPENSATION TABLE

                                                                   Non-Equity   Non-qualified
                                                                   Incentive     Deferred        All
 Name and                                                            Plan         Compen-       Other
 Principal                                    Stock       Option    Compen-       sation       Compen-
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)   sation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------    -----------   ---------  ---------
Andrea          2008    $ 0          0           0           0          0             0            0        $ 0
Fehsenfeld      2007    $ 0          0           0           0          0             0            0        $ 0
President,
Chief
Executive
Officer and
Director

OPTION GRANTS TABLE. There have been no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE. There have been no stock options exercised by the executive officer named in the Summary Compensation Table.

LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE. There have been no awards made to a named executive officer in the last completed fiscal year under any LTIP.

The officer and director of the company does not intend to receive cash remuneration or salary for her efforts unless and until our business operations are successful, at which time salaries and other remuneration will be established by the Board of Directors, as appropriate.

Our officer, director, advisor or key employee is not currently party to employment agreements with the company. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of the company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our director, officer and key employee, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares.

     Name and Address of                           No. of         Percentage
     Beneficial Owner (1)                          Shares         of Ownership
     --------------------                          ------         ------------

     Andrea Fehsenfeld                           15,000,000           50%
     8017 Kenyon Avenue
     Los Angeles, CA 90045

     All Officers and Directors as a Group       15,000,000           50%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/her direct and indirect holdings in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 25, 2007, a total of 15,000,000 shares of Common Stock (post-split basis) were issued in exchange for cash in the amount of $9,000 U.S., or $.003 per share to Andrea Fehsenfeld, the sole officer and director of the company. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended. (See "Principal Stockholders".)

Ms. Fehsenfeld was not paid for any underwriting services that she performed on our behalf with respect to our recent offering.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $6,300, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended September 30, 2008.

There were no fees charged to the company for audit services, audit-related services, tax services or other services for the year ended September 30, 2007.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                  Description
     ------                  -----------

       3(i)          Articles of Incorporation*
       3(ii)         Bylaws*
      31.1           Sec. 302 Certification of CEO
      31.2           Sec. 302 Certification of CFO
      32.1           Sec. 906 Certification of CEO
      32.2           Sec. 906 Certification of CFO

----------
* Included in our SB-2 filing under Commission File Number 333-146627.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 12, 2008        Boreal Productions Inc.


                             /s/ Andrea Fehsenfeld
                             ---------------------------------------------------
                         By: Andrea Fehsenfeld
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.


/s/ Andrea Fehsenfeld         Chief Executive Officer          December 12, 2008
--------------------------    -----------------------          -----------------
Andrea Fehsenfeld                      Title                          Date


/s/ Andrea Fehsenfeld         Chief Financial Officer          December 12, 2008
--------------------------    -----------------------          -----------------
Andrea Fehsenfeld                      Title                          Date


/s/ Andrea Fehsenfeld         Principal Accounting Officer     December 12, 2008
--------------------------    ----------------------------     -----------------
Andrea Fehsenfeld                      Title                          Date