Form 10-Q
period 2008-12-31
BOREAL PRODUCTIONS INC.
filed 2009-02-03
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2008

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

There were 30,000,000 shares of Common Stock outstanding as of December 31, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2008, prepared by the company, immediately follow.

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of               As of
                                                                  December 31,       September 30,
                                                                     2008               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 25,681           $ 31,721
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 25,681             31,721

OTHER ASSETS
  Intellectual Property                                               2,500                 --
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    2,500                 --
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 28,181           $ 31,721
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                 --

      TOTAL LIABILITIES                                                  --                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as of December 31, 2008 and September 30, 2008                    30,000             30,000
  Additional paid-in capital                                         24,000             24,000
  Deficit accumulated during development stage                      (25,819)           (22,279)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           28,181             31,721
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 28,181           $ 31,721
                                                                   ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                          September 24, 2007
                                                Three Months          Three Months           (inception)
                                                   Ended                 Ended                 through
                                                 December 31,          December 31,          December 31,
                                                    2008                  2007                  2008
                                                 -----------           -----------           -----------
REVENUES
  Revenues                                       $        --           $        --           $        --
                                                 -----------           -----------           -----------
TOTAL REVENUES                                            --                    --                    --

GENERAL & ADMINISTRATIVE EXPENSES                        839                 1,845                14,878
PROFESSIONAL FEES                                      2,700                 4,200                10,941
                                                 -----------           -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                3,539                 6,045                25,819
                                                 -----------           -----------           -----------

NET INCOME (LOSS)                                $    (3,539)          $    (6,045)          $   (25,819)
                                                 ===========           ===========           ===========

BASIC EARNINGS PER SHARE                         $      0.00           $      0.00
                                                 ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        30,000,000            15,000,000
                                                 ===========           ===========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     September 24, 2007
                                                                 Three Months       Three Months        (inception)
                                                                    Ended              Ended              through
                                                                  December 31,       December 31,       December 31,
                                                                     2008               2007               2008
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (3,539)          $ (6,045)          $(25,819)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Stock Subscriptions Received                  --              3,000                 --
    Increase (Decrease) in Accounts Payable                              --               (590)                --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (3,539)            (3,635)           (25,819)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                              (2,500)                --             (2,500)
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (2,500)                --             (2,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --             30,000
  Additional paid-in capital                                             --                 --             24,000
  (Increase) Decrease in Subscription Receivable                         --                 36                 --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 36             54,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (6,039)            (3,599)            25,681

CASH AT BEGINNING OF PERIOD                                          31,721              8,964                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $ 25,681           $  5,365           $ 25,681
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to December 31, 2008 and generated a net loss of $25,819. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $25,681 is sufficient to cover the expenses they will incur during the next twelve months.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES

                                                         As of December 31, 2008
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 25,819
     Other                                                             0
                                                                --------
     Gross deferred tax assets                                    25,819
     Valuation allowance                                         (25,819)
                                                                --------

     Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of December 31, 2008, the Company has a net operating loss carryforwards of approximately $25,819. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On June 11, 2008 the Company effected a 5 for 1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for five post-split shares of common stock. The

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------

NOTE 8. STOCK TRANSACTIONS (CONTINUED)

number of shares referred to in the previous paragraphs is post-split number of shares. The Company also changed its post-split authorized capital to 375,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

As of December 31, 2008 the Company had 30,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS(CONTINUED)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS(CONTINUED)

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS(CONTINUED)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

PLAN OF OPERATION

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

JANUARY 2009 -JUNE 2009

We have approached a director and lead actors for "The Clinic" packaging. We have also started preliminary negotiations on both director and composer for "Crimson Falls". There are four other TV projects, which we are in negotiation on to option. The next event we plan to attend will be the Banff TV Festival in June 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2008 was $25,681. In order to achieve our business goals, we needed the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-146842 which became effective on November 29, 2007. The offering was completed on February 18, 2008 for total proceeds of $45,000.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $3,539 and $6,045 for the three months ended December 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through December 31, 2008 was $25,819.

Cash provided by financing activities for the period from inception (September 24, 2007) through December 31, 2008 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

February 3, 2009         Boreal Productions Inc.


                             /s/ Andrea Fehsenfeld
                             ---------------------------------------------------
                         By: Andrea Fehsenfeld
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)