Form 10-Q
period 2009-03-31
BOREAL PRODUCTIONS INC.
filed 2009-05-13
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2009

                        Commission File Number 333-146627


                             BOREAL PRODUCTIONS INC.
              (Exact name of small business issuer in its charter)

            Nevada                                               26-1134956
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                               8017 Kenyon Avenue
                              Los Angeles, CA 90045
                    (Address of principal executive offices)

                                  (225)208-1002
                               (Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer [ ]    Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 30,000,000 shares of Common Stock outstanding as of March 31, 2009.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended March 31, 2009, prepared by the company, immediately follow.

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   March 31,        September 30,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 25,311           $ 31,721
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 25,311             31,721

OTHER ASSETS
  Intellectual Property                                               2,500                 --
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    2,500                 --
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 27,811           $ 31,721
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  1,400           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             1,400                 --

      TOTAL LIABILITIES                                               1,400                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as of March 31, 2009 and September 30, 2008                       30,000             30,000
  Additional paid-in capital                                         24,000             24,000
  Deficit accumulated during development stage                      (27,589)           (22,279)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           26,411             31,721
                                                                   --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 27,811           $ 31,721
                                                                   ========           ========


                       See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                        September 24, 2007
                                         Three Months    Three Months     Six Months      Six Months       (inception)
                                            Ended           Ended           Ended           Ended            through
                                           March 31,       March 31,       March 31,       March 31,         March 31,
                                             2009            2008            2009            2008              2009
                                          -----------     -----------     -----------     -----------       -----------
REVENUES
  Revenues                                $        --     $        --     $        --     $        --       $        --
                                          -----------     -----------     -----------     -----------       -----------
TOTAL REVENUES                                     --              --              --              --                --

GENERAL & ADMINISTRATIVE EXPENSES                 370           2,375           1,209           4,220            15,248
PROFESSIONAL FEES                               1,400           1,200           4,100           5,400            12,341
                                          -----------     -----------     -----------     -----------       -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         1,770           3,575           5,309           9,620            27,589
                                          -----------     -----------     -----------     -----------       -----------

NET INCOME (LOSS)                         $    (1,770)    $    (3,575)    $    (5,309)    $    (9,620)      $   (27,589)
                                          ===========     ===========     ===========     ===========       ===========

BASIC EARNINGS PER SHARE                  $      0.00     $      0.00     $      0.00     $      0.00
                                          ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 30,000,000      22,087,910      30,000,000      18,524,590
                                          ===========     ===========     ===========     ===========


                       See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    September 24, 2007
                                                                  Six Months         Six Months        (inception)
                                                                    Ended              Ended             through
                                                                   March 31,          March 31,          March 31,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (5,309)          $ (9,620)          $(27,589)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Stock Subscriptions Received                  --               (600)                --
    Increase (Decrease) in Accounts Payable                           1,400               (590)             1,400
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (3,909)           (10,810)           (26,189)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                              (2,500)                --             (2,500)
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (2,500)                --             (2,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --             45,000             54,000
  (Increase) Decrease in Subscription Receivable                         --                 36                 --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --             45,036             54,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (6,409)            34,226             25,311

CASH AT BEGINNING OF PERIOD                                          31,721              8,964                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $ 25,311           $ 43,190           $ 25,311
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                       See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to March 31, 2009 and generated a net loss of $27,589. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $25,311 is sufficient to cover the expenses they will incur during the next twelve months.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES

                                                            As of March 31, 2009
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 27,589
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                      27,589
     Valuation allowance                                           (27,589)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 7. NET OPERATING LOSSES

As of December 31, 2008, the Company has a net operating loss carryforwards of approximately $27,589. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

NOTE 8. STOCK TRANSACTIONS (CONTINUED)

number of shares referred to in the previous paragraphs is post-split number of shares. The Company also changed its post-split authorized capital to 375,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

As of March 31, 2009 the Company had 30,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2009:

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

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

PLAN OF OPERATION

MAY 2008 - JUNE 2008

Our corporate logo design and stationary was completed. Boreal web site began construction. Anticipated completion date, July 2009. We attended the Banff TV and New Media festival from the 6th-11th of June. At these two events, we made contact with three other producers and writers who we have received scripts from for packaging. We sent the scripts out for review from actors and directors.

JULY 2008 - DECEMBER 2008:

During this phase, Boreal optioned a new film property, Crimson Falls, and we are currently in negotiations on another TV series. Our web site has its home page up with more information to follow. We secured a director for a project that we will be optioning in 2009 called "The Clinic".

JANUARY 2009 - JUNE 2009

We have approached a director and lead actors for "The Clinic" packaging. We have also started preliminary negotiations on both director and composer for "Crimson Falls". There are four other TV projects, which we are in negotiation on to option. The next event we plan to attend will be the Banff TV Festival in June 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2009 was $25,311, with outstanding liabilities of $1,400. Management believes our current cash balance will be sufficient to fund operations for the next twelve months.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $1,770 and $3,575 for the three months ended March 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through March 31, 2009 was $27,589.

Cash provided by financing activities for the period from inception (September 24, 2007) through March 31, 2009 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in Boreal Productions' Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Boreal Productions' disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Boreal Productions' internal controls over financial reporting during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

None.

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

May 12, 2009             Boreal Productions Inc.


                             /s/ Andrea Fehsenfeld
                             ---------------------------------------------------
                         By: Andrea Fehsenfeld
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)