Form 10-Q
period 2009-06-30
BOREAL PRODUCTIONS INC.
filed 2009-08-10
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2009

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

There were 30,000,000 shares of Common Stock outstanding as of June 30, 2009.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended June 30, 2009, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                              316 17th AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Boreal Productions, Inc.

I have reviewed the condensed balance sheet of Boreal Productions, Inc. (A Development Stage Company) as of June 30, 2009, and the related condensed statements of operations for the three and nine months ended June 30, 2009 and 2008 and for the period from September 24, 2007 (inception) to June 30, 2009, and condensed statements of cash flows for the nine months ended June 30, 2009 and 2008 and for the period from September 24, 2007 (inception) to June 30, 2009. These financial statements are the responsibility of the company's management.

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

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Boreal Productions, Inc. (A Development Stage Company) as of September 30, 2008, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated December 2, 2008, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2008, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ George Stewart, CPA
----------------------------------
Seattle, Washington
August 7, 2009

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,         September 30,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 19,115           $ 31,721
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 19,115             31,721

OTHER ASSETS
  Intellectual Property                                               2,500                 --
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    2,500                 --
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 21,615           $ 31,721
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     15           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                15                 --

      TOTAL LIABILITIES                                                  15                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as of June 30, 2009 and September 30, 2008                        30,000             30,000
  Additional paid-in capital                                         24,000             24,000
  Deficit accumulated during development stage                      (32,400)           (22,279)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           21,600             31,721
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 21,615           $ 31,721
                                                                   ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                        September 24, 2007
                                          Three Months    Three Months     Nine Months     Nine Months     (inception)
                                             Ended           Ended           Ended           Ended           through
                                            June 30,        June 30,        June 30,        June 30,         June 30,
                                              2009            2008            2009            2008             2009
                                           -----------     -----------     -----------     -----------      -----------
REVENUES
  Revenues                                 $        --     $        --     $        --     $        --      $        --
                                           -----------     -----------     -----------     -----------      -----------
TOTAL REVENUES                                      --              --              --              --               --

GENERAL & ADMINISTRATIVE EXPENSES                2,257           3,466           3,466           7,686           17,505
PROFESSIONAL FEES                                2,555           1,200           6,655           6,600           14,895
                                           -----------     -----------     -----------     -----------      -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          4,811           4,666          10,121          14,286           32,400
                                           -----------     -----------     -----------     -----------      -----------

NET INCOME (LOSS)                          $    (4,811)    $    (4,666)    $   (10,121)    $   (14,286)     $   (32,400)
                                           ===========     ===========     ===========     ===========      ===========

BASIC EARNINGS PER SHARE                   $      0.00     $      0.00     $      0.00     $      0.00
                                           ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  30,000,000      30,000,000      30,000,000      22,153,025
                                           ===========     ===========     ===========     ===========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    September 24, 2007
                                                                  Nine Months        Nine Months       (inception)
                                                                    Ended              Ended             through
                                                                   June 30,           June 30,           June 30,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(10,121)          $(14,286)          $(32,400)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                              15               (590)                15
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (10,106)           (14,876)           (32,385)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                              (2,500)                --             (2,500)
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (2,500)                --             (2,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --             45,000             54,000
  (Increase) Decrease in Subscription Receivable                         --                 36                 --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --             45,036             54,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (12,606)            30,160             19,115

CASH AT BEGINNING OF PERIOD                                          31,721              8,964                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $ 19,115           $ 39,124           $ 19,115
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009
--------------------------------------------------------------------------------

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to June 30, 2009 and generated a net loss of $32,400. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $19,115 is sufficient to cover the expenses they will incur during the next twelve months.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES

                                                             As of June 30, 2009
                                                             -------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 32,400
       Other                                                             0
                                                                  --------
       Gross deferred tax assets                                    32,400
       Valuation allowance                                         (32,400)
                                                                  --------

       Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of June 30, 2009, the Company has a net operating loss carryforwards of approximately $32,400. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On June 11, 2008 the Company effected a 5 for 1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for five post-split shares of common stock. The number of shares referred to in the previous

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009
--------------------------------------------------------------------------------

NOTE 8. STOCK TRANSACTIONS (CONTINUED)

paragraphs is post-split number of shares. The Company also changed its post-split authorized capital to 375,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

As of June 30, 2009 the Company had 30,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2009:

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009
--------------------------------------------------------------------------------

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS (CONTINUED)

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009
--------------------------------------------------------------------------------

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS (CONTINUED)

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

PLAN OF OPERATION

MAY 2008- JUNE 2008

Our corporate logo design and stationary was completed. Boreal web site began construction. Anticipated completion date, November 2009. We attended the Banff TV and New Media festival from the 6th-11th of June. At these two events, we made contact with three other producers and writers who we have received scripts from for packaging. We sent the scripts out for review from actors and directors.

JULY 2008 - DECEMBER 2008:

During this phase, Boreal optioned a new film property, Crimson Falls, and we are currently in negotiations on another TV series. Our web site has its home page up with more information to follow. We secured a director for a project that we will be optioning in 2009 called "The Clinic".

JANUARY 2009 -JUNE 2009

We have approached a director and lead actors for "The Clinic" packaging. We have also started preliminary negotiations on both director and composer for "Crimson Falls". There are four other TV projects, which we are in negotiation on to option. We attended the Banff TV Festival in June 2009 and made several good connections with distributors. We are packaging two other series: Vikram
Vij: India Infused and Raider of the Spice Rack.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2009 was $19,115, with outstanding liabilities of $15. Management believes our current cash balance will be sufficient to fund operations for the next twelve months.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $4,811 and $4,666 for the three months ended June 30, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through June 30, 2009 was $32,400.

Cash provided by financing activities for the period from inception (September 24, 2007) through June 30, 2009 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Boreal Productions' internal controls over financial reporting during the quarter ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Boreal Productions is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risks to our business described in our Form 10-K for the year ended September 30, 2008 filed with the SEC on December 12, 2008.

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

August 5, 2009           Boreal Productions Inc.


                             /s/ Andrea Fehsenfeld
                             ---------------------------------------------------
                         By: Andrea Fehsenfeld
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)