Form 10-K
period 2009-09-30
BOREAL PRODUCTIONS INC.
filed 2009-12-24
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2009

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

                                 (225) 208-1002
                     (Telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of December 23, 2009, the registrant had 30,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 23, 2009.

                             BOREAL PRODUCTIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        6
Item 2.  Properties                                                          7
Item 3.  Legal Proceedings                                                   7
Item 4.  Submission of Matters to a Vote of Securities Holders               7

                                 Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   7
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                               9
Item 8.  Financial Statements                                               12
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           25
Item 9A. Controls and Procedures                                            25

                                Part III

Item 10. Directors and Executive Officers                                   27
Item 11. Executive Compensation                                             28
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    29
Item 13. Certain Relationships and Related Transactions                     29
Item 14. Principal Accounting Fees and Services                             30

                                 Part IV

Item 15. Exhibits                                                           31

Signatures                                                                  31

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

WE DO NOT YET HAVE ANY SUBSTANTIAL ASSETS AND ARE TOTALLY DEPENDENT UPON OUR CURRENT CASH TO FULLY FUND OUR BUSINESS.

The only cash currently available is the cash paid by our founder for the acquisition of her shares and from our offering. We must generate revenue from operations or further funding to continue. There can be no assurance that we would be able to raise additional funding needed in the event that unanticipated costs increases our projected expenses. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

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

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of a detached office space on a private piece of property while we are in the organizational stage. We have not leased an office yet but anticipate signing a lease in 2010.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended September 30, 2009.

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

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language,type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

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

We incurred operating expenses of $12,256 and $21,689 for the years ended September 30, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through September 30, 2009 was $34,535.

Cash provided by financing activities for the period from inception (September 24, 2007) through September 30, 2009 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2009 was $16,980. In order to achieve our business goals, we needed the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-146842 which became effective on November 29, 2007. The offering was completed on February 18, 2008 for total proceeds of $45,000.

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

JANUARY 2009 - JUNE 2009

We approached a director and lead actors for "The Clinic" packaging. We also started preliminary negotiations on both director and composer for "Crimson Falls". There are four other TV projects, which we began negotiations on to option. We attended the Banff TV Festival in June 2009 and made several good connections with distributors. We are packaging two other series: Vikram Vij:
India Infused and Raider of the Spice Rack.

JULY 2009 - DECEMBER 2009

We are in negotiations to option three other TV projects: ICON, Breakaway and My Kind of Town. In October we started the process of looking for a Los Angeles based agent to assist us with other packaging elements. In the New Year we will be meeting with CAA, United Artists and William Morris (among others) to make a final decision. "The Clinic" packaging is nearing completion. In the New Year, talent offers will be sent out to complete the package. We are gearing up for the NATPE conference, which is happening at the end of January 2010 in Las Vegas, Nevada. This conference is very focused on the US market and we are planning to meet several directors over the course of the 3 day conference.

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Boreal Productions Inc.

I have audited the accompanying balance sheet of Boreal Productions Inc. (A Development Stage Company) as of September 30, 2009 and 2008, and the related statement of operations, stockholders' equity and cash flows for the years then ended and for the period from September 24, 2007 (inception), to September 30, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boreal Productions Inc., (A Development Stage Company) as of September 30, 2009 and 2008, and the results of its operations and cash flows for the years then ended and from September 24, 2007 (inception), to September 30, 2009 in conformity with generally accepted accounting principles in the United States of America.

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



/s/ George Stewart
----------------------------
Seattle, Washington
December 16, 2009

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                  September 30,      September 30,
                                                                      2009               2008
                                                                    --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $ 16,980           $ 31,721
                                                                    --------           --------
TOTAL CURRENT ASSETS                                                  16,980             31,721

OTHER ASSETS
  Intellectual Property                                                2,500                 --
                                                                    --------           --------
TOTAL OTHER ASSETS                                                     2,500                 --
                                                                    --------           --------

      TOTAL ASSETS                                                  $ 19,480           $ 31,721
                                                                    ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                  $     15           $     --
                                                                    --------           --------
TOTAL CURRENT LIABILITIES                                                 15                 --

      TOTAL LIABILITIES                                                   15                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 30,000,000 and 30,000,000 shares issued and
   outstanding as of September 30, 2009 and September 30, 2008        30,000             30,000
  Additional paid-in capital                                          24,000             24,000
  Subscription Receivable                                                 --                 --
  Deficit accumulated during development stage                       (34,535)           (22,279)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            19,465             31,721
                                                                    --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $ 19,480           $ 31,721
                                                                    ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                            September 24, 2007
                                                                                               (inception)
                                                  Year Ended            Period  Ended            through
                                                 September 30,          September 30,          September 30,
                                                     2009                   2008                   2009
                                                 ------------           ------------           ------------
REVENUES
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------
TOTAL REVENUES                                             --                     --                     --

GENERAL & ADMINISTRATIVE EXPENSES                       4,201                 13,449                 18,240
PROFESSIONAL FEES                                       8,055                  8,241                 16,295
                                                 ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                12,256                 21,689                 34,535
                                                 ------------           ------------           ------------

NET INCOME (LOSS)                                $    (12,256)          $    (21,689)          $    (34,535)
                                                 ============           ============           ============

BASIC EARNINGS PER SHARE                         $       0.00           $       0.00
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         30,000,000             24,262,295
                                                 ============           ============


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
         From September 24, 2007 (Inception) through September 30, 2009
--------------------------------------------------------------------------------

                                                                                   Deficit
                                                                                 Accumulated
                                                       Common      Additional      During
                                         Common        Stock        Paid-in      Development
                                         Stock         Amount        Capital        Stage        Total
                                         -----         ------        -------        -----        -----
BALANCE, SEPTEMBER 24, 2007                  --       $    --        $    --      $     --      $     --

Stock issued for cash on
 September 24, 2007
 @ $0.0006 per share                 15,000,000        15,000         (6,000)                      9,000

Subscription Receivable                                                                              (36)

Net loss,  September 30, 2007                                                         (590)         (590)
                                    -----------       -------        -------      --------      --------

BALANCE, SEPTEMBER 30, 2007          15,000,000       $15,000        $(6,000)     $   (590)     $  8,374
                                    ===========       =======        =======      ========      ========

Subscription Receivable                                                                               36

Stock issued for cash on
 February 18, 2008
 @ $0.003 per share                  15,000,000        15,000         30,000                      45,000

Net loss,  September 30, 2008                                                      (21,689)      (21,689)
                                    -----------       -------        -------      --------      --------

BALANCE, SEPTEMBER 30, 2008          30,000,000       $30,000        $24,000      $(22,279)     $ 31,721
                                    ===========       =======        =======      ========      ========

Net loss, September 30, 2009                                                       (12,256)      (12,256)
                                    -----------       -------        -------      --------      --------

BALANCE, SEPTEMBER 30, 2009          30,000,000       $30,000        $24,000      $(34,535)     $ 19,465
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


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   September 24, 2007
                                                                                                      (inception)
                                                                 Year Ended        Period  Ended        through
                                                                September 30,      September 30,      September 30,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(12,256)          $(21,689)          $(34,535)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                             15               (590)                15
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (12,241)           (22,279)           (34,520)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Intellectual Property                                 (2,500)                --             (2,500)
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (2,500)                --             (2,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --             42,000             30,000
  Additional paid-in capital                                            --              3,000             24,000
  (Increase) Decrease in Subscription Receivable                        --                 36                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --             45,036             54,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (14,741)            22,757             16,980

CASH AT BEGINNING OF PERIOD                                         31,721              8,964                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 16,980           $ 31,721           $ 16,980
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

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

F. REVENUE

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

G. ADVERTISING

The Company will expense its advertising when incurred. There has been no advertising since inception.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to September 30, 2009 and generated a net loss of $34,535. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $16,980 is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. INCOME TAXES

                                                        As of September 30, 2009
                                                        ------------------------
     Deferred tax assets:
       Net operating tax carryforwards                         $ 34,535
       Other                                                          0
                                                               --------
       Gross deferred tax assets                                 34,535
       Valuation allowance                                      (34,535)
                                                               --------

       Net deferred tax assets                                 $      0
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

NOTE 7. NET OPERATING LOSSES

As of September 30, 2009, the Company has a net operating loss carryforwards of approximately $34,535. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 8. STOCK TRANSACTIONS (CONTINUED)

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

As of September 30, 2009 the Company had 30,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2009:

Common stock, $ 0.001 par value: 375,000,000 shares authorized; 30,000,000 shares issued and outstanding.

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

FASB STATEMENTS:

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS (CONTINUED)

SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling
Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS (CONTINUED)

Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This

FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 10.  NEW ACCOUNTING PRONOUCEMENTS (CONTINUED)

FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In  December  2008,  the  FASB  issued  FSP  No.  FAS  140-4  and  FIN  46(R)-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS (CONTINUED)

beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The director and officer of Boreal Productions Inc., who will hold her offices until death, resignation, retirement, removal, disqualification, or until a time as her successor(s) shall be elected and qualified is as follows:

Name and Address                  Age                  Position(s)
----------------                  ---                  -----------

Andrea Fehsenfeld                 40         President, Secretary, Treasurer
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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by us during the fiscal year that ended September 30, 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

                           SUMMARY COMPENSATION TABLE

                                                                   Non-Equity   Non-qualified
                                                                   Incentive     Deferred        All
 Name and                                                            Plan         Compen-       Other
 Principal                                    Stock       Option    Compen-       sation       Compen-
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)   sation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------    -----------   ---------  ---------
Andrea          2009    $ 0          0           0           0          0             0            0        $ 0
Fehsenfeld      2008    $ 0          0           0           0          0             0            0        $ 0
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $6,900, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended September 30, 2009.

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

December 23, 2009        Boreal Productions Inc.


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


/s/ Andrea Fehsenfeld         Chief Executive Officer          December 23, 2009
--------------------------    -----------------------          -----------------
Andrea Fehsenfeld                      Title                          Date


/s/ Andrea Fehsenfeld         Chief Financial Officer          December 23, 2009
--------------------------    -----------------------          -----------------
Andrea Fehsenfeld                      Title                          Date


/s/ Andrea Fehsenfeld         Principal Accounting Officer     December 23, 2009
--------------------------    ----------------------------     -----------------
Andrea Fehsenfeld                      Title                          Date