Form 10-Q
period 2009-12-31
BOREAL PRODUCTIONS INC.
filed 2010-02-10
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2009

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

                                 (310) 510-6826
                               (Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 30,000,000 shares of Common Stock outstanding as of February 9, 2010.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2009, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                              316 17th AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Boreal Productions, Inc.

I have reviewed the condensed balance sheet of Boreal Productions, Inc. (A Development Stage Company) as of December 31, 2009, and the related condensed statements of operations for the three months ended December 31, 2009 and 2008 and for the period from September 24, 2007 (inception) to December 31, 2009, and condensed statements of cash flows for the three months ended December 31, 2009 and 2008 and for the period from September 24, 2007 (inception) to December 31, 2009. These financial statements are the responsibility of the company's management.

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

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Boreal Productions, Inc. (A Development Stage Company) as of September 30, 2009, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated December 16, 2009, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2009, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ George Stewart, CPA
---------------------------------
Seattle, Washington
February 2, 2010

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                  December 31,      September 30,
                                                                     2009               2009
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 11,680           $ 16,980
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 11,680             16,980

OTHER ASSETS
  Intellectual Property                                               7,800              2,500
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    7,800              2,500
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 19,480           $ 19,480
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  3,535           $     15
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             3,535                 15

      TOTAL LIABILITIES                                               3,535                 15

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as of December 31, 2009 and September 30, 2009                    30,000             30,000
  Additional paid-in capital                                         24,000             24,000
  Deficit accumulated during development stage                      (38,055)           (34,535)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           15,945             19,465
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 19,480           $ 19,480
                                                                   ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                          September 24, 2007
                                                Three Months          Three Months           (inception)
                                                   Ended                 Ended                 through
                                                 December 31,          December 31,          December 31,
                                                    2009                  2008                  2009
                                                 -----------           -----------           -----------
REVENUES
  Revenues                                       $        --           $        --           $        --
                                                 -----------           -----------           -----------
TOTAL REVENUES                                            --                    --                    --

GENERAL & ADMINISTRATIVE EXPENSES                        620                   839                18,860
PROFESSIONAL FEES                                      2,900                 2,700                19,195
                                                 -----------           -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                3,520                 3,539                38,055
                                                 -----------           -----------           -----------

NET INCOME (LOSS)                                $    (3,520)          $    (3,539)          $   (38,055)
                                                 ===========           ===========           ===========

BASIC EARNINGS PER SHARE                         $      0.00           $      0.00
                                                 ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        30,000,000            30,000,000
                                                 ===========           ===========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   September 24, 2007
                                                               Three Months       Three Months        (inception)
                                                                  Ended              Ended              through
                                                                December 31,       December 31,       December 31,
                                                                   2009               2008               2009
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $ (3,520)          $ (3,539)          $(38,055)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                         3,520                 --              3,535
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          --             (3,539)           (34,520)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                            (5,300)            (2,500)            (7,800)
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (5,300)            (2,500)            (7,800)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             --                 --             30,000
  Additional paid-in capital                                           --                 --             24,000
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          --                 --             54,000
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (5,300)            (6,039)            11,680

CASH AT BEGINNING OF PERIOD                                        16,980             31,721                 --
                                                                 --------           --------           --------

CASH AT END OF YEAR                                              $ 11,680           $ 25,681           $ 11,680
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $     --           $     --           $     --
                                                                 ========           ========           ========

  Income Taxes                                                   $     --           $     --           $     --
                                                                 ========           ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

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

B. BASIC EARNINGS PER SHARE

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

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

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with ASC No. 250 all adjustments are normal and recurring.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E. INCOME TAXES

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to December 31, 2009 and generated a net loss of $38,055. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $11,680 is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. INCOME TAXES

                                                         As of December 31, 2009
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 38,055
       Other                                                           0
                                                                --------
       Gross deferred tax assets                                  38,055
       Valuation allowance                                       (38,055)
                                                                --------

       Net deferred tax assets                                  $      0
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

NOTE 7. NET OPERATING LOSSES

As of December 31, 2009, the Company has a net operating loss carryforwards of approximately $38,055. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On September 24, 2007 the Company issued a total of 15,000,000 shares of common stock to one director for cash in the amount of $0.0006 per share for a total of $9,000.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

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

As of December 31, 2009 the Company had 30,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2009:

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS (CONTINUED)

statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS (CONTINUED)

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

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

JULY 2009-DECEMBER 2009

We did a joint deal with Vancouver based Free Form Productions on three TV projects: ICON, Breakaway and My Kind of Town. We approached three different Los Angeles based agents: CAA, UTA and Rebel Entertainment to assist us with other packaging elements and meetings have been set up for the New Year - February 2010. "The Clinic" packaging is completed. Tickets and flights were booked for the NATPE conference, which is happening at the end of January 2010 in Las Vegas, Nevada.

JANUARY 2010-JUNE 2010

We plan to attend the NATPE conference in Las Vegas at the end of January to market the company. We will travel to Los Angeles in February to attend agents meetings and meet other co-producers. In June we plan to attend the Banff TV conference again to further develop our programs and attach other key players. By March we hope to secure the director for Crimson Falls and start approaching key distributors on that film.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2009 was $11,680, with outstanding liabilities of $3,535. Management believes our current cash balance will be sufficient to fund operations for the next twelve months.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $3,520 and $3,539 for the three months ended December 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through December 31, 2009 was $38,055.

Cash provided by financing activities for the period from inception (September 24, 2007) through December 31, 2009 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Boreal Productions' internal controls over financial reporting during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Boreal Productions is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risks to our business described in our Form 10-K for the year ended September 30, 2009 filed with the SEC on December 24, 2009.

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

February 9, 2010         Boreal Productions Inc.


                             /s/ Andrea Fehsenfeld
                             ---------------------------------------------------
                         By: Andrea Fehsenfeld
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)