Form 10-Q
period 2010-03-31
BOREAL PRODUCTIONS INC.
filed 2010-05-11
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2010

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

There were 30,000,000 shares of Common Stock outstanding as of May 11, 2010.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended March 31, 2010, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                              316 17th AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Boreal Productions, Inc.

I have reviewed the condensed balance sheet of Boreal Productions, Inc. (A Development Stage Company) as of March 31, 2010, and the related condensed statements of operations for the three and six months ended March 31, 2010 and 2009 and for the period from September 24, 2007 (inception) to March 31, 2010, and condensed statements of cash flows for the six months ended March 31, 2010 and 2009 and for the period from September 24, 2007 (inception) to March 31, 2010. These financial statements are the responsibility of the company's management.

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



/s/ George Stewart, CPA
--------------------------------
Seattle, Washington
May 7, 2010

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                   March 31,        September 30,
                                                                     2010               2009
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  2,948           $ 16,980
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  2,948             16,980

OTHER ASSETS
  Intellectual Property                                               9,550              2,500
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    9,550              2,500
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 12,498           $ 19,480
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $     15
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                 15

      TOTAL LIABILITIES                                                  --                 15

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as of March 31, 2010 and September 30, 2009                       30,000             30,000
  Additional paid-in capital                                         24,000             24,000
  Deficit accumulated during development stage                      (41,502)           (34,535)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           12,498             19,465
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 12,498           $ 19,480
                                                                   ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                           September 24, 2007
                                          Three Months     Three Months      Six Months      Six Months       (inception)
                                             Ended            Ended            Ended           Ended           through
                                            March 31,        March 31,        March 31,       March 31,        March 31,
                                              2010             2009             2010            2009             2010
                                          ------------     ------------     ------------    ------------     ------------
REVENUES
  Revenues                                $         --     $         --     $         --    $         --     $         --
                                          ------------     ------------     ------------    ------------     ------------
TOTAL REVENUES                                      --               --               --              --               --

GENERAL & ADMINISTRATIVE EXPENSES                1,947              370            2,567           1,209           20,807
PROFESSIONAL FEES                                1,500            1,400            4,400           4,100           20,695
                                          ------------     ------------     ------------    ------------     ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          3,447            1,770            6,967           5,309           41,502
                                          ------------     ------------     ------------    ------------     ------------

NET INCOME (LOSS)                         $     (3,447)    $     (1,770)    $     (6,967)   $     (5,309)    $    (41,502)
                                          ============     ============     ============    ============     ============

BASIC EARNINGS PER SHARE                  $       0.00     $       0.00     $       0.00    $       0.00
                                          ============     ============     ============    ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  30,000,000       30,000,000       30,000,000      30,000,000
                                          ============     ============     ============    ============


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   September 24, 2007
                                                                Six Months         Six Months         (inception)
                                                                  Ended              Ended             through
                                                                 March 31,          March 31,          March 31,
                                                                   2010               2009               2010
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $ (6,967)          $ (5,309)          $(41,502)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Stock Subscriptions Received                --                 --                 --
    Increase (Decrease) in Accounts Payable                           (15)             1,400                 --
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (6,982)            (3,909)           (41,502)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                            (7,050)            (2,500)            (9,550)
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (7,050)            (2,500)            (9,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             --                 --             54,000
  (Increase) Decrease in Subscription Receivable                       --                 --                 --
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          --                 --             54,000
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   (14,032)            (6,409)             2,948

CASH AT BEGINNING OF PERIOD                                        16,980             31,721                 --
                                                                 --------           --------           --------

CASH AT END OF YEAR                                              $  2,948           $ 25,311           $  2,948
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $     --           $     --           $     --
                                                                 ========           ========           ========

  Income Taxes                                                   $     --           $     --           $     --
                                                                 ========           ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to March 31, 2010 and generated a net loss of $41,502. This condition raises substantial doubt about the Company's ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company's current cash of $2,948 is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. INCOME TAXES

                                                            As of March 31, 2010
                                                            --------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 41,502
       Other                                                             0
                                                                  --------
       Gross deferred tax assets                                    41,502
       Valuation allowance                                         (41,502)
                                                                  --------

       Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of March 31, 2010, the Company has a net operating loss carryforwards of approximately $41,502. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

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

As of March 31, 2010 the Company had 30,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2010:

Common stock, $0.001 par value: 375,000,000 shares authorized; 30,000,000 shares issued and outstanding.

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

FASB STATEMENTS:

In February 2010, the FASB issued Accounting Standards Update ("ASU") No.2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS (CONTINUED)

Company's   financial   statements,   but  did  eliminate   all   references  to
pre-codification standards.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

NOTE 10.  NEW ACCOUNTING PRONOUCEMENTS (CONTINUED)

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS (CONTINUED)

This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended March 31, 2010.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS (CONTINUED)

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

NOTE 10.  NEW ACCOUNTING PRONOUCEMENTS (CONTINUED)

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

JANUARY 2010 - JUNE 2010

We attended the NATPE conference in Las Vegas at the end of January to market the company. We had successful meetings with NBC, Marvista, ABC Family and Lionsgate. We traveled to Los Angeles in February and met agents at Rebel Entertainment, CAA, UTA and William Morris to develop new referrals for packaging. The meetings were successful and we have started discussions with other producers. In March we secured the director for Crimson Falls - PR Brown - and started approaching key distributors on that film. In June we plan to attend the Banff TV conference again to further develop our programs and attach other key players.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2010 was $2,948, with no outstanding liabilities. Management believes our current cash balance will not be sufficient to fund operations for the next twelve months. Our director has agreed to advance us funds for operational expenses until we are able to generate revenue, however she has no legal obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $3,447 and $1,770 for the three months ended March 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through March 31, 2010 was $41,502.

Cash provided by financing activities for the period from inception (September 24, 2007) through March 31, 2010 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Boreal Productions' internal controls over financial reporting during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

May 11, 2010             Boreal Productions Inc.


                             /s/ Andrea Fehsenfeld
                             ---------------------------------------------------
                         By: Andrea Fehsenfeld
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)