Form 10-Q
period 2010-06-30
BOREAL PRODUCTIONS INC.
filed 2010-08-09
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2010

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

There were 30,000,000 shares of Common Stock outstanding as of August 5, 2010.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended June 30, 2010, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                              316 17th AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Boreal Productions, Inc.

I have reviewed the condensed balance sheet of Boreal Productions, Inc. (A Development Stage Company) as of June 30, 2010, and the related condensed statements of operations for the three and nine months ended June 30, 2010 and 2009 and for the period from September 24, 2007 (inception) to June 30, 2010, and condensed statements of cash flows for the nine months ended June 30, 2010 and 2009 and for the period from September 24, 2007 (inception) to June 30, 2010. These financial statements are the responsibility of the company's management.

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



/s/ George Stewart, CPA
------------------------------
Seattle, Washington
August 4, 2010

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,         September 30,
                                                                     2010               2009
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  2,046           $ 16,980
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  2,046             16,980

OTHER ASSETS
  Intellectual Property                                               9,550              2,500
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    9,550              2,500
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 11,596           $ 19,480
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  1,500           $     15
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             1,500                 15

      TOTAL LIABILITIES                                               1,500                 15

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as of June 30, 2010 and September 30, 2009                        30,000             30,000
  Additional paid-in capital                                         24,000             24,000
  Deficit accumulated during development stage                      (43,904)           (34,535)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           10,096             19,465
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 11,596           $ 19,480
                                                                   ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                        September 24, 2007
                                          Three Months    Three Months     Nine Months     Nine Months     (inception)
                                             Ended           Ended           Ended           Ended           through
                                            June 30,        June 30,        June 30,        June 30,         June 30,
                                              2010            2009            2010            2009             2010
                                          ------------    ------------    ------------    ------------     ------------
REVENUES
  Revenues                                $         --    $         --    $         --    $         --     $         --
                                          ------------    ------------    ------------    ------------     ------------
TOTAL REVENUES                                      --              --              --              --               --

GENERAL & ADMINISTRATIVE EXPENSES                  902           2,257           3,469           3,466           21,708
PROFESSIONAL FEES                                1,500           2,555           5,900           6,655           22,195
                                          ------------    ------------    ------------    ------------     ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          2,402           4,811           9,369          10,121           43,904
                                          ------------    ------------    ------------    ------------     ------------

NET INCOME (LOSS)                         $     (2,402)   $     (4,811)   $     (9,369)   $    (10,121)    $    (43,904)
                                          ============    ============    ============    ============     ============

BASIC EARNINGS PER SHARE                  $       0.00    $       0.00    $       0.00    $       0.00
                                          ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                 30,000,000      30,000,000      30,000,000      30,000,000
                                          ============    ============    ============    ============


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    September 24, 2007
                                                                  Nine Months        Nine Months        (inception)
                                                                    Ended              Ended             through
                                                                   June 30,           June 30,           June 30,
                                                                     2010               2009               2010
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (9,369)          $(10,121)          $(43,904)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                           1,485                 15              1,500
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (7,884)           (10,106)           (42,404)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                              (7,050)            (2,500)            (9,550)
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (7,050)            (2,500)            (9,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --             54,000
  (Increase) Decrease in Subscription Receivable                         --                 --                 --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             54,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (14,934)           (12,606)             2,046

CASH AT BEGINNING OF PERIOD                                          16,980             31,721                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $  2,046           $ 19,115           $  2,046
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010
--------------------------------------------------------------------------------

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to June 30, 2010 and generated a net loss of $43,904. This condition raises substantial doubt about the Company's ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company's current cash of $2,046 is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010
--------------------------------------------------------------------------------

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. INCOME TAXES

                                                             As of June 30, 2010
                                                             -------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 43,904
       Other                                                             0
                                                                  --------
       Gross deferred tax assets                                    43,904
       Valuation allowance                                         (43,904)
                                                                  --------

       Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of June 30, 2010, the Company has a net operating loss carryforwards of approximately $43,904. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010
--------------------------------------------------------------------------------

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

As of June 30, 2010 the Company had 30,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2010:

Common stock, $ 0.001 par value: 375,000,000 shares authorized; 30,000,000 shares issued and outstanding.

NOTE 10. NEW ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2010 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

COMPLETED MILESTONES

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

JANUARY 2010-JUNE 2010

We attended the NATPE conference in Las Vegas at the end of January to market the company. We had successful meetings with NBC, Marvista, ABC Family and Lionsgate. We traveled to Los Angeles in February and met agents at Rebel Entertainment, CAA, UTA and William Morris to develop new referrals for packaging. The meetings were successful and we have started discussions with other producers. In March we secured the director for Crimson Falls - PR Brown - and started approaching key distributors on that film. In June we attended the Banff TV conference again to further develop our programs and attach other key players.

FUTURE MILESTONES:

JULY 2010 - DECEMBER 2010

In the next six months, we will attend West Doc in Los Angeles, where we plan to meet with a variety of non fiction networks for series ideas. During this time, we will also have meetings with Shoreline Entertainment, Voltage Pictures and Arclight Films to make a final decision on distributor for Crimson Falls. We would like to start preliminary prep on the film by years end, to enable a fall 2011 shoot. We may attend the American Film Market in November to discuss foreign sales opportunities for Crimson Falls.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2010 was $2,046, with no outstanding liabilities. Management believes our current cash balance will not be sufficient to fund operations for the next twelve months. Our director has agreed to advance us funds for operational expenses until we are able to generate revenue; however she has no legal obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $2,402 and $4,811 for the three months ended June 30, 2010 and 2009, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through June 30, 2010 was $43,904.

Cash provided by financing activities for the period from inception (September 24, 2007) through June 30, 2010 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Boreal Productions' internal controls over financial reporting during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

None.

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