Form 10-Q
period 2010-12-31
BOREAL PRODUCTIONS INC.
filed 2011-02-07
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2010

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

                                  (310)510-6826
                               (Telephone Number)

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

There were 30,000,000 shares of Common Stock outstanding as of February 4, 2011.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2010, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                              316 17th AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Boreal Productions, Inc.

I have reviewed the condensed balance sheet of Boreal Productions, Inc. (A Development Stage Company) as of December 31, 2010, and the related condensed statements of operations for the three months ended December 31, 2010 and 2009 and for the period from September 24, 2007 (inception) to December 31, 2010, and condensed statements of cash flows for the three months ended December 31, 2010 and 2009 and for the period from September 24, 2007 (inception) to December 31, 2010. These financial statements are the responsibility of the company's management.

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

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Boreal Productions, Inc. (A Development Stage Company) as of September 30, 2010, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated December 13, 2010, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ George Stewart, CPA
-------------------------------
Seattle, Washington
January 27, 2011

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  December 31,      September 30,
                                                                     2010               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  2,147           $  2,686
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  2,147              2,686

OTHER ASSETS
  Intellectual Property                                               9,550              9,550
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    9,550              9,550
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 11,697           $ 12,236
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  3,620           $    360
  Loan Payable - Related Party                                        4,500              4,500
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             8,120              4,860

      TOTAL LIABILITIES                                               8,120              4,860

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as of December 31, 2010 and September 30, 2010                    30,000             30,000
  Additional paid-in capital                                         24,000             24,000
  Deficit accumulated during development stage                      (50,423)           (46,624)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            3,577              7,376
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 11,697           $ 12,236
                                                                   ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                            September 24, 2007
                                                 Three Months           Three Months           (inception)
                                                    Ended                  Ended                 through
                                                 December 31,           December 31,           December 31,
                                                     2010                   2009                   2010
                                                 ------------           ------------           ------------
REVENUES
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------
TOTAL REVENUES                                             --                     --                     --

GENERAL & ADMINISTRATIVE EXPENSES                         799                    620                 23,727
PROFESSIONAL FEES                                       3,000                  2,900                 26,695
                                                 ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                 3,799                  3,520                 50,423
                                                 ------------           ------------           ------------

NET INCOME (LOSS)                                $     (3,799)          $     (3,520)          $    (50,423)
                                                 ============           ============           ============

BASIC EARNINGS PER SHARE                         $       0.00           $       0.00
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         30,000,000             30,000,000
                                                 ============           ============


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                 September 24, 2007
                                                             Three Months       Three Months        (inception)
                                                                Ended              Ended              through
                                                              December 31,       December 31,       December 31,
                                                                 2010               2009               2010
                                                               --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $ (3,799)          $ (3,520)          $(50,423)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                       3,260              3,520              3,620
    Increase (Decrease) in Loan Payable - Related Party              --                 --              4,500
                                                               --------           --------           --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (539)                --            (42,303)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                              --             (5,300)            (9,550)
                                                               --------           --------           --------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --             (5,300)            (9,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           --                 --             30,000
  Additional paid-in capital                                         --                 --             24,000
                                                               --------           --------           --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             54,000
                                                               --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (539)            (5,300)             2,147

CASH AT BEGINNING OF PERIOD                                       2,686             16,980                 --
                                                               --------           --------           --------

CASH AT END OF YEAR                                            $  2,147           $ 11,680           $  2,147
                                                               ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                     $     --           $     --           $     --
                                                               ========           ========           ========

  Income Taxes                                                 $     --           $     --           $     --
                                                               ========           ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2010
--------------------------------------------------------------------------------

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2010
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to December 31, 2010 and generated a net loss of $50,423. This condition raises substantial doubt about the Company's ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company's current cash of $2,147 is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2010
--------------------------------------------------------------------------------

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. INCOME TAXES

                                                         As of December 31, 2010
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 50,423
       Other                                                            0
                                                                 --------
       Gross deferred tax assets                                   50,423
       Valuation allowance                                        (50,423)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 7. NET OPERATING LOSSES

As of December 31, 2010, the Company has a net operating loss carryforwards of approximately $50,423. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2010
--------------------------------------------------------------------------------

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

As of December 31, 2010 the Company had 30,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2010:

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

JANUARY 2010-SEPTEMBER 2010

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

APRIL - SEPTEMBER 2011

In this quarter we plan to finish the financing for Crimson Falls, which will enable us to finalize any talent and begin prep on the film. There has been great interest from the talent agents we have approached re: cast options for this project. We plan to attend the Toronto Film Festival in early September to create pre-buzz for the movie. In June, we will be attending the Banff New Media festival to speak with distributors about other upcoming projects. There is another script that we may acquire during this time frame; we are in pre-discussions with the writer.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2010 was $2,147, with $8,120 in outstanding liabilities, which includes a loan payable of $4,500 to our director. Management believes our current cash balance will not be sufficient to fund operations for the next twelve months. Our director has agreed to advance us funds for operational expenses until we are able to generate revenue; however she has no legal obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $3,799 and $3,520 for the three months ended December 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through December 31, 2010 was $50,423.

Cash provided by financing activities for the period from inception (September 24, 2007) through December 31, 2010 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Boreal Productions' internal controls over financial reporting during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Boreal Productions is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risks to our business described in our Form 10-K for the year ended September 30, 2010 filed with the SEC on December 23, 2010.

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

February 4, 2011         Boreal Productions Inc.


                             /s/ Andrea Fehsenfeld
                             ---------------------------------------------------
                         By: Andrea Fehsenfeld
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)