Form 10-Q
period 2011-03-31
BOREAL PRODUCTIONS INC.
filed 2011-05-16
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2011

                        Commission File Number 000-53988


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

There were 30,000,000 shares of Common Stock outstanding as of May 16, 2011.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended March 31, 2011, prepared by the company, immediately follow.

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   March 31,        September 30,
                                                                     2011               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     --           $  2,686
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                     --              2,686

OTHER ASSETS
  Intellectual Property                                               9,550              9,550
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    9,550              9,550
                                                                   --------           --------

      TOTAL ASSETS                                                 $  9,550           $ 12,236
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank Overdraft                                                   $    654           $     --
  Accounts Payable                                                       --                360
  Loan Payable - Related Party                                        7,500              4,500
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             8,154              4,860

      TOTAL LIABILITIES                                               8,154              4,860

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as of March 31, 2011 and September 30, 2010                       30,000             30,000
  Additional paid-in capital                                         24,000             24,000
  Deficit accumulated during development stage                      (52,604)           (46,624)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            1,396              7,376
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  9,550           $ 12,236
                                                                   ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                           September 24, 2007
                                          Three Months     Three Months      Six Months      Six Months       (inception)
                                             Ended            Ended            Ended           Ended            through
                                            March 31,        March 31,        March 31,       March 31,        March 31,
                                              2011             2010             2011            2010             2011
                                           -----------      -----------      -----------     -----------      -----------
REVENUES
  Revenues                                 $        --      $        --      $        --     $        --      $        --
                                           -----------      -----------      -----------     -----------      -----------
TOTAL REVENUES                                      --               --               --              --               --

GENERAL & ADMINISTRATIVE EXPENSES                  681            1,947            1,480           2,567           24,409
PROFESSIONAL FEES                                1,500            1,500            4,500           4,400           28,195
                                           -----------      -----------      -----------     -----------      -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          2,181            3,447            5,980           6,967           52,604
                                           -----------      -----------      -----------     -----------      -----------

NET INCOME (LOSS)                          $    (2,181)     $    (3,447)     $    (5,980)    $    (6,967)     $   (52,604)
                                           ===========      ===========      ===========     ===========      ===========

BASIC EARNINGS PER SHARE                   $      0.00      $      0.00      $      0.00     $      0.00
                                           ===========      ===========      ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  30,000,000       30,000,000       30,000,000      30,000,000
                                           ===========      ===========      ===========     ===========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    September 24, 2007
                                                                  Six Months         Six Months        (inception)
                                                                    Ended              Ended             through
                                                                   March 31,          March 31,          March 31,
                                                                     2011               2010               2011
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (5,980)          $ (6,967)          $(52,604)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                            (360)               (15)                --
    Increase (Decrease) in Loan Payable - Related Party               3,000                 --              7,500
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (3,340)            (6,982)           (45,104)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                                  --             (7,050)            (9,550)
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --             (7,050)            (9,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank Overdraft                                                        654                 --                654
  Issuance of common stock                                               --                 --             30,000
  Additional paid-in capital                                             --                 --             24,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           654                 --             54,654
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (2,686)           (14,032)                --

CASH AT BEGINNING OF PERIOD                                           2,686             16,980                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $     --           $  2,948           $     --
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
--------------------------------------------------------------------------------

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
--------------------------------------------------------------------------------

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

H. BANK OVERDRAFT

The Company has an overdraft cash position with Sterling Savings Bank. Such cash position is in the current liabilities portion of the balance sheet.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to March 31, 2011 and generated a net loss of $52,604. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have sufficient cash to cover the expenses they will incur during the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
--------------------------------------------------------------------------------

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of March 31, 2011, there is a loan payable due to Andrea Fehsenfeld for $7,500, with no specific repayment terms.

NOTE 6. INCOME TAXES

                                                            As of March 31, 2011
                                                            --------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 52,604
       Other                                                            0
                                                                 --------
       Gross deferred tax assets                                   52,604
       Valuation allowance                                        (52,604)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 7. NET OPERATING LOSSES

As of March 31, 2011, the Company has a net operating loss carryforwards of approximately $52,604. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
--------------------------------------------------------------------------------

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

As of March 31, 2011 the Company had 30,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2011:

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

APRIL - SEPTEMBER 2011

We have been delayed in closing financing on Crimson Falls due to an integral change in the Northern Ontario film credit program, which was to supply 20% of our financing. As a result, we are still looking to raise this deficit and hope to accomplish this before August so that we can still shoot the project in the fall. There has been great interest from the talent agents we have approached re: cast options for this project. We plan to attend the Toronto Film Festival in early September to create pre-buzz for the movie. In June, we will be attending the Banff New Media festival to speak with distributors about other upcoming projects.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2011 was $0, with $9,550 in outstanding liabilities, which includes a loan payable of $7,500 to our director. Management believes our current cash balance will not be sufficient to fund operations for the next twelve months. Our director has agreed to advance us funds for operational expenses until we are able to generate revenue; however she has no legal obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $2,181 and $3,447 for the three months ended March 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through March 31, 2011 was $52,604.

Cash provided by financing activities for the period from inception (September 24, 2007) through March 31, 2011 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Boreal Productions' internal controls over financial reporting during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

May 16, 2011             Boreal Productions Inc.


                             /s/ Andrea Fehsenfeld
                             ---------------------------------------------------
                         By: Andrea Fehsenfeld
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)