Form 10-Q
period 2011-06-30
BOREAL PRODUCTIONS INC.
filed 2011-08-16
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2011

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

There were 30,000,000 shares of Common Stock outstanding as of August 15, 2011.

ITEM 1.  FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended June 30, 2011, prepared by the company, immediately follow.

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                     ASSETS

                                                                    As of              As of
                                                                   June 30,         September 30,
                                                                     2011               2010
                                                                   --------           --------
CURRENT ASSETS
  Cash                                                             $  1,210           $  2,686
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                            1,210              2,686

OTHER ASSETS
  Intellectual Property                                               9,550              9,550
                                                                   --------           --------
      TOTAL OTHER ASSETS                                              9,550              9,550
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 10,760           $ 12,236
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  1,840           $    360
  Loan Payable - Related Party                                        9,500              4,500
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                      11,340              4,860
                                                                   --------           --------
      TOTAL LIABILITIES                                              11,340              4,860

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as of June 30, 2011 and September 30, 2010                        30,000             30,000
  Additional paid-in capital                                         24,000             24,000
  Deficit accumulated during development stage                      (54,580)           (46,624)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                       (580)             7,376
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 10,760           $ 12,236
                                                                   ========           ========


                       See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                          September 24, 2007
                                           Three Months    Three Months     Nine Months     Nine Months      (inception)
                                              Ended           Ended           Ended           Ended            through
                                             June 30,        June 30,        June 30,        June 30,          June 30,
                                               2011            2010            2011            2010              2011
                                           ------------    ------------    ------------    ------------      ------------
REVENUES
  Revenues                                 $         --    $         --    $         --    $         --      $         --
                                           ------------    ------------    ------------    ------------      ------------
TOTAL REVENUES                                       --              --              --              --                --

GENERAL & ADMINISTRATIVE EXPENSES                   476             902           1,956           3,469            24,885
PROFESSIONAL FEES                                 1,500           1,500           6,000           5,900            29,695
                                           ------------    ------------    ------------    ------------      ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES           1,976           2,402           7,956           9,369            54,580
                                           ------------    ------------    ------------    ------------      ------------

NET INCOME (LOSS)                          $     (1,976)   $     (2,402)   $     (7,956)   $     (9,369)     $    (54,580)
                                           ============    ============    ============    ============      ============

BASIC EARNINGS PER SHARE                   $       0.00    $       0.00    $       0.00    $       0.00
                                           ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   30,000,000      30,000,000      30,000,000      30,000,000
                                           ============    ============    ============    ============


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         September 24, 2007
                                                                       Nine Months        Nine Months       (inception)
                                                                         Ended              Ended             through
                                                                        June 30,           June 30,           June 30,
                                                                          2011               2010               2011
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $ (7,956)          $ (9,369)          $(54,580)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                                1,480              1,485              1,840
    Increase (Decrease) in Loan Payable - Related Party                    5,000                 --              9,500
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (1,476)            (7,884)           (43,240)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                                       --             (7,050)            (9,550)
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --             (7,050)            (9,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                    --                 --             30,000
  Additional paid-in capital                                                  --                 --             24,000
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             54,000
                                                                        --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                           (1,476)           (14,934)             1,210

CASH AT BEGINNING OF PERIOD                                                2,686             16,980                 --
                                                                        --------           --------           --------

CASH AT END OF PERIOD                                                   $  1,210           $  2,046           $  1,210
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========
  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
--------------------------------------------------------------------------------

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to June 30, 2011 and generated a net loss of $54,580. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have sufficient cash to cover the expenses they will incur during the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
--------------------------------------------------------------------------------

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of June 30, 2011, there is a loan payable due to Andrea Fehsenfeld for $9,500, with no specific repayment terms.

NOTE 6. INCOME TAXES

                                                             As of June 30, 2011
                                                             -------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 54,580
       Other                                                             0
                                                                  --------
       Gross deferred tax assets                                    54,580
       Valuation allowance                                         (54,580)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 7. NET OPERATING LOSSES

As of March 31, 2011, the Company has a net operating loss carryforwards of approximately $54,580. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
--------------------------------------------------------------------------------

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

As of June 30, 2011 the Company had 30,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2011:

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2011 was $1,210, with $11,340 in outstanding liabilities, which includes a loan payable of $9,500 to our director. Management believes our current cash balance will not be sufficient to fund operations for the next twelve months. Our director has agreed to advance us funds for operational expenses until we are able to generate revenue; however she has no legal obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $1,976 and $2,402 for the three months ended June 30, 2011 and 2010, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. We incurred operating expenses of $7,956 and $9,369 for the nine months ended June 30, 2011 and 2010, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through June 30, 2011 was $54,580.

Cash provided by financing activities for the period from inception (September 24, 2007) through June 30, 2011 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Boreal Productions' internal controls over financial reporting during the quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

August 15, 2011           Boreal Productions Inc.


                              /s/ Andrea Fehsenfeld
                              --------------------------------------------------
                          By: Andrea Fehsenfeld
                              (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)