Form 10-K
period 2011-09-30
BOREAL PRODUCTIONS INC.
filed 2012-01-17
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2011

                        Commission File Number 000-53988

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of January 13, 2012, the registrant had 30,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of January 13, 2012.

                             BOREAL PRODUCTIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        6
Item 2.  Properties                                                          7
Item 3.  Legal Proceedings                                                   7
Item 4.  [Removed and Reserved]                                              7

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   8
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                              10
Item 8.  Financial Statements                                               13
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           22
Item 9A. Controls and Procedures                                            22

                                    Part III

Item 10. Directors and Executive Officers and Corporate Governance          24
Item 11. Executive Compensation                                             25
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    26
Item 13. Certain Relationships and Related Transactions                     27
Item 14. Principal Accounting Fees and Services                             27

                                     Part IV

Item 15. Exhibits                                                           28

Signatures                                                                  28

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

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Our principal products are feature films and television series designed for the North American market.

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

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

We initially plan to attend the various film and TV markets in North America and Europe to source the projects we choose to option. Once we have sourced a number of projects, we will begin the packaging process, which involves many pre-production activities such as securing appropriate cast and above the line talent (directors etc).

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

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

We currently have no new publicly announced products or services.

COMPETITIVE BUSINESS CONDITIONS AND OUR COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

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

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS

We will not be using raw materials in our industry.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Luckily, the distribution markets for entertainment are diverse so we will never be dependent on one source for our revenue. We may sell one series to Warner and then sell a project to Disney. This variety also allows us to build up relationships with many players, thereby giving us more creative latitude with the projects we choose to option.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

In optioning entertainment properties, we do not have to concern ourselves with any of the above, other than ensuring we are adhering to any contractual obligations we create with writers and producers during development and adhering to the union pay scales when filming in the various states.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

We do not require any government approval for optioning; producing or distributing the type of entrainment we plan to create.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

We are not subject to any government regulations.

THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES

We have not spent any money on research and development activities.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS (FEDERAL, STATE AND
LOCAL)

We are not aware of any environmental regulations that could directly affect our operations, but no assurance can be given that environmental regulations will not, in the future, have a material adverse impact on our business.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

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

Our company was incorporated in September 2007; we have recently commenced our business operations but we have not yet realized any revenues. We have a limited operating history upon which an evaluation of our future prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the production industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to purchase/option quality material and develop it into projects that will earn revenue. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

WE DO NOT YET HAVE ANY SUBSTANTIAL ASSETS AND ARE TOTALLY DEPENDENT UPON OUR CURRENT CASH TO FULLY FUND OUR BUSINESS.

The only cash currently available is the cash paid by our founder for the acquisition of her shares, proceeds from our offering and funds loaned to us by our director. We must generate revenue from operations or further funding to continue. There can be no assurance that we would be able to raise additional funding needed in the event that unanticipated costs increases our projected expenses. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

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

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of a detached office space on a private piece of property while we are in the organizational stage. We have not leased an office yet but anticipate signing a lease in 2012 if operations warrant it.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended September 30, 2011.

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

We incurred operating expenses of $11,252 and $12,089 for the years ended September 30, 2011 and 2010, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through September 30, 2011 was $57,876.

Cash provided by financing activities for the period from inception (September 24, 2007) through September 30, 2010 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2011 was $74. Management does not believe our cash balance will be enough to fund operations for the next twelve months. She has agreed to advance the company funds for operations until we begin to generate revenue from operations.

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

APRIL - SEPTEMBER 2011

We were delayed in closing financing on Crimson Falls due to an integral change in the Northern Ontario film credit program, which was to supply 20% of our financing. There continued to be great interest from the talent agents we have approached re: cast options for this project. We attended the Toronto Film Festival in early September to create pre-buzz for the movie. In June, we attended the Banff New Media festival to speak with distributors about other upcoming projects.

OCTOBER-DECEMBER 2011

The Northern Ontario film tax credit program was reinstated and we submitted our application to them in November. We had preliminary confirmation of being shortlisted for the program. We will find out in January 2012 if we are successful. The outcome of this decision will dictate what remaining financing needs to be completed. Our CEO will be in Los Angeles for several months in the New Year, trying to secure the last leg of financing. Our meetings at TIFF went well and we secured an Ontario based producer, Michael Baker, for the production of Crimson Falls in Ontario in 2012 if the financing is completed. We also forged a relationship with Breakthrough Entertainment, a large distributor, for a possible output deal for TV movies.

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Boreal Productions Inc.

I have audited the accompanying balance sheet of Boreal Productions Inc. (A Development Stage Company) as of September 30, 2011 and 2010, and the related statement of operations, stockholders' equity and cash flows for the years then ended and for the period from September 24, 2007 (inception), to September 30, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boreal Productions Inc., (A Development Stage Company) as of September 30, 2011 and 2010, and the results of its operations and cash flows for the years then ended and from September 24, 2007 (inception), to September 30, 2011 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart
----------------------------
Seattle, Washington
December 29, 2011

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                      September 30,      September 30,
                                                                          2011               2010
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     74           $  2,686
                                                                        --------           --------
      TOTAL CURRENT ASSETS                                                    74              2,686

OTHER ASSETS
  Intellectual Property                                                    9,550              9,550
                                                                        --------           --------
      TOTAL OTHER ASSETS                                                   9,550              9,550
                                                                        --------           --------

      TOTAL ASSETS                                                      $  9,624           $ 12,236
                                                                        ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                      $  2,500           $    360
  Loan Payable - related party                                            11,000              4,500
                                                                        --------           --------
      TOTAL CURRENT LIABILITIES                                           13,500              4,860

      TOTAL LIABILITIES                                                   13,500              4,860

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 30,000,000 and 30,000,000 shares issued and
   outstanding as of September 30, 2011 and September 30, 2010            30,000             30,000
  Additional paid-in capital                                              24,000             24,000
  Subscription Receivable                                                     --                 --
  Deficit accumulated during development stage                           (57,876)           (46,624)
                                                                        --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                          (3,876)             7,376
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $  9,624           $ 12,236
                                                                        ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                       September 24, 2007
                                                                                          (inception)
                                             Year Ended            Period  Ended            through
                                            September 30,          September 30,          September 30,
                                                2011                   2010                   2011
                                            ------------           ------------           ------------
REVENUES
  Revenues                                  $         --           $         --           $         --
                                            ------------           ------------           ------------
TOTAL REVENUES                                        --                     --                     --

GENERAL & ADMINISTRATIVE EXPENSES                  3,752                  4,689                 26,680
PROFESSIONAL FEES                                  7,500                  7,400                 31,195
                                            ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES           11,252                 12,089                 57,876
                                            ------------           ------------           ------------

NET INCOME (LOSS)                           $    (11,252)          $    (12,089)          $    (57,876)
                                            ============           ============           ============

BASIC EARNINGS PER SHARE                    $       0.00           $       0.00
                                            ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    30,000,000             30,000,000
                                            ============           ============


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
         From September 24, 2007 (Inception) through September 30, 2011
--------------------------------------------------------------------------------

                                                                                   Deficit
                                                                                 Accumulated
                                                       Common      Additional      During
                                         Common        Stock        Paid-in      Development
                                         Stock         Amount        Capital        Stage        Total
                                         -----         ------        -------        -----        -----
BALANCE, SEPTEMBER 24, 2007                  --       $    --        $    --      $     --      $     --

Stock issued for cash on
 September 24, 2007
 @ $0.0006 per share                 15,000,000        15,000         (6,000)                      9,000

Subscription Receivable                                                                              (36)

Net loss,  September 30, 2007                                                         (590)         (590)
                                    -----------       -------        -------      --------      --------

BALANCE, SEPTEMBER 30, 2007          15,000,000        15,000         (6,000)         (590)        8,374
                                    ===========       =======        =======      ========      ========

Subscription Receivable                                                                               36

Stock issued for cash on
 February 18, 2008
 @ $0.003 per share                  15,000,000        15,000         30,000                      45,000

Net loss,  September 30, 2008                                                      (21,689)      (21,689)
                                    -----------       -------        -------      --------      --------

BALANCE, SEPTEMBER 30, 2008          30,000,000        30,000         24,000       (22,279)       31,721
                                    ===========       =======        =======      ========      ========

Net loss, September 30, 2009                                                       (12,256)      (12,256)
                                    -----------       -------        -------      --------      --------

BALANCE, SEPTEMBER 30, 2009          30,000,000        30,000         24,000       (34,535)       19,465
                                    ===========       =======        =======      ========      ========

Net loss, September 30, 2010                                                       (12,089)      (12,089)
                                    -----------       -------        -------      --------      --------

BALANCE, SEPTEMBER 30, 2010          30,000,000        30,000         24,000       (46,624)        7,376

Net loss, September 30, 2011                                                       (11,252)      (11,252)
                                    -----------       -------        -------      --------      --------

BALANCE, SEPTEMBER 30, 2011          30,000,000       $30,000        $24,000      $(57,876)     $ (3,876)
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


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                        September 24, 2007
                                                                                                           (inception)
                                                                      Year Ended        Period  Ended        through
                                                                     September 30,      September 30,      September 30,
                                                                         2011               2010               2011
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(11,252)          $(12,089)          $(57,876)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                               2,140                345              2,500
    Increase (Decrease) in Loan Payable - related party                   6,500              4,500             11,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (2,612)            (7,244)           (44,376)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Intellectual Property                                          --             (7,050)            (9,550)
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --             (7,050)            (9,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --                 --             30,000
  Additional paid-in capital                                                 --                 --             24,000
  (Increase) Decrease in Subscription Receivable                             --                 --                 --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             54,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (2,612)           (14,294)                74

CASH AT BEGINNING OF PERIOD                                               2,686             16,980                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                  $     74           $  2,686           $     74
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2011
--------------------------------------------------------------------------------

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2011
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to September 30, 2011 and generated a net loss of $57,876. This condition raises substantial doubt about the Company's ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company's current cash of $74 is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2011
--------------------------------------------------------------------------------

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of September 30, 2011, there is a loan payable due to Andrea Fehsenfeld for $11,000, which is non interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

                                                        As of September 30, 2011
                                                        ------------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 57,876
       Other                                                           0
                                                                --------
     Gross deferred tax assets                                    57,876
     Valuation allowance                                         (57,876)
                                                                --------

     Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of September 30, 2011, the Company has a net operating loss carryforwards of approximately $57,876. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2011
--------------------------------------------------------------------------------

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

As of September 30, 2011 the Company had 30,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2011:

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The director and officer of Boreal Productions Inc., who will hold her offices until death, resignation, retirement, removal, disqualification, or until a time as her successor(s) shall be elected and qualified is as follows:

Name and Address                  Age                  Position(s)
----------------                  ---                  -----------

Andrea Fehsenfeld                 42         President, Secretary, Treasurer
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

CORPORATE GOVERNANCE

We currently act with Andrea Fehsenfeld as our sole director. We have determined that Ms. Fehsenfeld is not an independent director as defined by Nasdaq Marketplace Rule 4200(a)(1.5).

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by us during the fiscal year that ended September 30, 2011 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

                           SUMMARY COMPENSATION TABLE

                                                                   Non-Equity   Non-qualified
                                                                   Incentive     Deferred        All
 Name and                                                            Plan         Compen-       Other
 Principal                                    Stock       Option    Compen-       sation       Compen-
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)   sation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------    -----------   ---------  ---------
Andrea          2011    $ 0          0           0           0          0             0            0        $ 0
Fehsenfeld      2010    $ 0          0           0           0          0             0            0        $ 0
President,      2009    $ 0          0           0           0          0             0            0        $ 0
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

As of September 30, 2011, there is a loan payable due to Andrea Fehsenfeld for $11,000, which is non-interest bearing with no specific terms of repayment.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $7,500, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended September 30, 2011.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number                   Description
------                   -----------

   3(i)          Articles of Incorporation*
   3(ii)         Bylaws*
  31.1           Sec. 302 Certification of CEO
  31.2           Sec. 302 Certification of CFO
  32.1           Sec. 906 Certification of CEO
  32.2           Sec. 906 Certification of CFO
  101            Interactive data files pursuant to Rule 405 of Regulation S-T

----------
* Included in our SB-2 filing under Commission File Number 333-146627.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 13, 2012         Boreal Productions Inc.


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


/s/ Andrea Fehsenfeld         Chief Executive Officer          January 13, 2012
--------------------------    -----------------------          ----------------
Andrea Fehsenfeld                      Title                         Date


/s/ Andrea Fehsenfeld         Chief Financial Officer          January 13, 2012
--------------------------    -----------------------          ----------------
Andrea Fehsenfeld                      Title                         Date


/s/ Andrea Fehsenfeld         Principal Accounting Officer     January 13, 2012
--------------------------    ----------------------------     ----------------
Andrea Fehsenfeld                      Title                         Date