Form 10-Q
period 2011-12-31
BOREAL PRODUCTIONS INC.
filed 2012-02-14
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2011

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

There were 30,000,000 shares of Common Stock outstanding as of February 14, 2011.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2011, prepared by the company, immediately follow.

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  December 31,      September 30,
                                                                     2011               2011
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     83           $     74
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                     83                 74

OTHER ASSETS
  Intellectual Property                                               9,550              9,550
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    9,550              9,550
                                                                   --------           --------

      TOTAL ASSETS                                                 $  9,633           $  9,624
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  1,740           $  2,500
  Loan Payable - Related Party                                       12,000             11,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            13,740             13,500

      TOTAL LIABILITIES                                              13,740             13,500

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as of December 31, 2011 and September 30, 2011                    30,000             30,000
  Additional paid-in capital                                         24,000             24,000
  Deficit accumulated during development stage                      (58,107)           (57,876)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           (4,107)            (3,876)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  9,633           $  9,624
                                                                   ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                            September 24, 2007
                                                 Three Months           Three Months           (inception)
                                                    Ended                  Ended                 through
                                                 December 31,           December 31,           December 31,
                                                     2011                   2010                   2011
                                                 ------------           ------------           ------------
REVENUES
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------
TOTAL REVENUES                                             --                     --                     --

GENERAL & ADMINISTRATIVE EXPENSES                         231                    799                 26,911
PROFESSIONAL FEES                                          --                  3,000                 31,195
                                                 ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                   231                  3,799                 58,107
                                                 ------------           ------------           ------------

NET INCOME (LOSS)                                $       (231)          $     (3,799)          $    (58,107)
                                                 ============           ============           ============

BASIC EARNINGS PER SHARE                         $       0.00           $       0.00
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         30,000,000             30,000,000
                                                 ============           ============


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    September 24, 2007
                                                                 Three Months       Three Months       (inception)
                                                                    Ended              Ended             through
                                                                 December 31,       December 31,       December 31,
                                                                     2011               2010               2011
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $   (231)          $ (3,799)          $(58,107)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                            (760)             3,260              1,740
    Increase (Decrease) in Loan Payable - Related Party               1,000                 --             12,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             9               (539)           (44,367)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                                  --                 --             (9,550)
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --             (9,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --             54,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             54,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                           9               (539)                83

CASH AT BEGINNING OF PERIOD                                              74              2,686                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $     83           $  2,147           $     83
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2011
--------------------------------------------------------------------------------

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2011
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to December 31, 2011 and generated a net loss of $58,107. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have sufficient cash to cover the expenses they will incur during the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2011
--------------------------------------------------------------------------------

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of December 31, 2011, there is a loan payable due to Andrea Fehsenfeld for $12,000, with no specific repayment terms.

NOTE 6. INCOME TAXES

                                                         As of December 31, 2011
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 58,107
       Other                                                           0
                                                                --------
       Gross deferred tax assets                                  58,107
       Valuation allowance                                       (58,107)
                                                                --------

       Net deferred tax assets                                  $      0
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

NOTE 7. NET OPERATING LOSSES

As of December 31, 2011, the Company has a net operating loss carryforwards of approximately $58,107. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2011
--------------------------------------------------------------------------------

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

As of December 31, 2011 the Company had 30,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2011:

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2011 was $83, with $13,740 in outstanding liabilities, which includes a loan payable of $12,000 to our director. Management believes our current cash balance will not be sufficient to fund operations for the next twelve months. Our director has agreed to advance us funds for operational expenses until we are able to generate revenue; however she has no legal obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $231 and $3,799 for the three months ended December 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through December 31, 2011 was $58,107.

Cash provided by financing activities for the period from inception (September 24, 2007) through December 31, 2011 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Boreal Productions' internal controls over financial reporting during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Boreal Productions is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risks to our business described in our Form 10-K for the year ended September 30, 2011 filed with the SEC on January 17, 2012.

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

None.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-146842, at the SEC website at www.sec.gov:

     Exhibit No.                   Description
     -----------                   -----------

          3.1      Articles of Incorporation*
          3.2      Bylaws*
         31.1      Rule 13a-14(a)/15d-14(a) Certification
         31.2      Rule 13a-14(a)/15d-14(a) Certification
         32.1      Certification Pursuant to 18 U.S.C. 1350
        101        Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2012         Boreal Productions Inc.


                              /s/ Andrea Fehsenfeld
                              --------------------------------------------------
                          By: Andrea Fehsenfeld
                              (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)