Form 10-Q
period 2012-03-31
BOREAL PRODUCTIONS INC.
filed 2012-05-15
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2012

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

There were 30,000,000 shares of Common Stock outstanding as of May 15, 2012.

ITEM 1.  FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended March 31, 2012, prepared by the company, immediately follow.

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   March 31,        September 30,
                                                                     2012               2011
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  5,528           $     74
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                            5,528                 74

OTHER ASSETS
  Intellectual Property                                               9,550              9,550
                                                                   --------           --------
      TOTAL OTHER ASSETS                                              9,550              9,550
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 15,078           $  9,624
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    2,943              2,500
  Loan Payable - Related Party                                       22,000             11,000
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                      24,943             13,500
                                                                   --------           --------
      TOTAL LIABILITIES                                              24,943             13,500

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as of March 31, 2012 and September 30, 2011                       30,000             30,000
  Additional paid-in capital                                         24,000             24,000
  Deficit accumulated during development stage                      (63,865)           (57,876)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                     (9,865)            (3,876)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 15,078           $  9,624
                                                                   ========           ========

                        See Notes to Financial Statements

                            BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                         September 24, 2007
                                            Three Months    Three Months     Six Months      Six Months     (inception)
                                               Ended           Ended           Ended           Ended          through
                                              March 31,       March 31,       March 31,       March 31,       March 31,
                                                2012            2011            2012            2011            2012
                                            ------------    ------------    ------------    ------------    ------------
REVENUES
  Revenues                                  $         --    $         --    $         --    $         --    $         --
                                            ------------    ------------    ------------    ------------    ------------
TOTAL REVENUES                                        --              --              --              --              --

GENERAL & ADMINISTRATIVE EXPENSES                  1,258             681           1,489           1,480          28,170
PROFESSIONAL FEES                                  4,500           1,500           4,500           4,500          35,695
                                            ------------    ------------    ------------    ------------    ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES            5,758           2,181           5,989           5,980          63,865
                                            ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                           $     (5,758)   $     (2,181)   $     (5,989)   $     (5,980)   $    (63,865)
                                            ============    ============    ============    ============    ============

BASIC EARNINGS PER SHARE                    $       0.00    $       0.00    $       0.00    $       0.00
                                            ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    30,000,000      30,000,000      30,000,000      30,000,000
                                            ============    ============    ============    ============


                        See Notes to Financial Statements

                            BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         September 24, 2007
                                                                       Six Months         Six Months        (inception)
                                                                         Ended              Ended             through
                                                                        March 31,          March 31,          March 31,
                                                                          2012               2011               2012
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $ (5,989)          $ (5,980)          $(63,865)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                                  443               (360)             2,943
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (5,546)            (6,340)           (60,922)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                                       --                 --             (9,550)
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --             (9,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                            11,000              3,000             22,000
  Issuance of common stock                                                    --                 --             54,000
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            11,000              3,000             76,000
                                                                        --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                            5,454             (3,340)             5,528
CASH AT BEGINNING OF PERIOD                                                   74              2,686                 --
                                                                        --------           --------           --------

CASH AT END OF PERIOD                                                   $  5,528           $   (654)          $  5,528
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========
  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========


                       See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2012
--------------------------------------------------------------------------------

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2012
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to March 31, 2012 and generated a net loss of $63,865. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have sufficient cash to cover the expenses they will incur during the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2012
--------------------------------------------------------------------------------

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of March 31, 2012, there is a loan payable due to Andrea Fehsenfeld for $22,000, with no specific repayment terms.

NOTE 6. INCOME TAXES
                                                            As of March 31, 2012
                                                            --------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 63,865
       Other                                                             0
                                                                  --------
     Gross deferred tax assets                                      63,865
     Valuation allowance                                           (63,865)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 7. NET OPERATING LOSSES

As of March 31, 2012, the Company has a net operating loss carryforwards of approximately $63,865. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2012
--------------------------------------------------------------------------------

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

As of March 31, 20112 the Company had 30,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2012:

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

JANUARY  - JUNE 2012

As of May 7, 2012, we are still waiting for a final funding answer from the Northern Ontario film tax credit program. Their decision-making has been deferred by several months as they were assessing the funds they had to distribute. Currently, we have several Canadian distributors on stand by, waiting for the funding decision. If we do not receive the funds, the project will need to be re-assessed as Arclight Films, the international sales agent, is unable to offer any upfront pre sales. Our CEO will be attending the Real Screen West Conference on May 30th and 31st in Santa Monica, to try and move several other projects into development. In addition, the CEO will likely attend the Producers Guild of America's annual conference June 8-10th in Culver City to continue momentum on additional projects.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2012 was $5,528, with $24,943 in outstanding liabilities, which includes a loan payable of $22,000 to our director. Management believes our current cash balance will not be sufficient to fund operations for the next twelve months. Our director has agreed to advance us funds for operational expenses until we are able to generate revenue; however she has no legal obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $5,758 and $2,181 for the three months ended March 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. We incurred operating expenses of $5,989 and $5,980 for the six months ended March 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through March 31, 2012 was $63,865.

Cash provided by financing activities for the period from inception (September 24, 2007) through March 31, 2012 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Boreal Productions' internal controls over financial reporting during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

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

May 15, 2012                           Boreal Productions Inc.


                                           /s/ Andrea Fehsenfeld
                                           -------------------------------------
                                       By: Andrea Fehsenfeld
                                           (Chief Executive Officer, Chief
                                           Financial Officer, Principal
                                           Accounting Officer, President,
                                           Secretary, Treasurer & Sole Director)