Form 10-Q
period 2012-06-30
BOREAL PRODUCTIONS INC.
filed 2012-08-14
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2012

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

There were 30,000,000 shares of Common Stock outstanding as of August 14, 2012.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2012, prepared by the company, immediately follow.

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,         September 30,
                                                                     2012               2011
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     --           $     74
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                     --                 74

OTHER ASSETS
  Intellectual Property                                               9,550              9,550
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    9,550              9,550
                                                                   --------           --------

      TOTAL ASSETS                                                 $  9,550           $  9,624
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank Overdraft                                                   $    459           $     --
  Accounts Payable                                                      179              2,500
  Loan Payable - Related Party                                       22,000             11,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            22,638             13,500

      TOTAL LIABILITIES                                              22,638             13,500

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as of June 30, 2012 and September 30, 2011                        30,000             30,000
  Additional paid-in capital                                         24,000             24,000
  Deficit accumulated during development stage                      (67,088)           (57,876)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (13,088)            (3,876)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  9,550           $  9,624
                                                                   ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                           September 24, 2007
                                      Three Months      Three Months       Nine Months      Nine Months       (inception)
                                         Ended             Ended             Ended            Ended            through
                                        June 30,          June 30,          June 30,         June 30,          June 30,
                                          2012              2011              2012             2011              2012
                                      ------------      ------------      ------------     ------------      ------------
REVENUES
  Revenues                            $         --      $         --      $         --     $         --      $         --
                                      ------------      ------------      ------------     ------------      ------------
TOTAL REVENUES                                  --                --                --               --                --

GENERAL & ADMINISTRATIVE EXPENSES            1,723               902             3,212            1,956            29,892
PROFESSIONAL FEES                            1,500             1,500             6,000            6,000            37,195
                                      ------------      ------------      ------------     ------------      ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES      3,223             2,402             9,212            7,956            67,088
                                      ------------      ------------      ------------     ------------      ------------

NET INCOME (LOSS)                     $     (3,223)     $     (2,402)     $     (9,212)    $     (7,956)     $    (67,088)
                                      ============      ============      ============     ============      ============

BASIC EARNINGS PER SHARE              $       0.00      $       0.00      $       0.00     $       0.00
                                      ============      ============      ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              30,000,000        30,000,000        30,000,000       30,000,000
                                      ============      ============      ============     ============


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         September 24, 2007
                                                                      Nine Months        Nine Months        (inception)
                                                                        Ended              Ended             through
                                                                       June 30,           June 30,           June 30,
                                                                         2012               2011               2012
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (9,212)          $ (7,956)          $(67,088)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating actinvities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                              (2,321)             1,480                179
    Increase (Decrease) in Bank Overdraft                                   459                 --                459
                                                                       --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (11,074)            (6,476)           (66,450)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                                      --                 --             (9,550)
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --             (9,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                           11,000              5,000             22,000
  Issuance of common stock                                                   --                 --             54,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            11,000              5,000             76,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                             (74)            (1,476)                --

CASH AT BEGINNING OF PERIOD                                                  74              2,686                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                  $     --           $  1,210           $     --
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2012


NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Boreal Productions Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 audited financial statements. The results of operations for the period ended June 30, 2012 is not necessarily indicative of the operating results for the full year.

NOTE 2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2012


NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated the recent accounting pronouncements issued through the issuance of these financial statements, and the Company does not expect that the effectiveness of any of these changes will have a material impact on the Company's financial position, or statements.

NOTE 4. BASIC EARNINGS PER SHARE

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

NOTE 5. RELATED PARTY TRANSACTIONS

As of June 30, 2012, there is a loan payable due to Andrea Fehsenfeld for $22,000, with no specific repayment terms.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the issuance of these financial statements and determined there are no items to disclose.

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

OCTOBER - DECEMBER 2011

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

JULY 2012 - DECEMBER 2012

Crimson Falls was not chosen for funding from the Northern Ontario film tax credit program. As a result, we will be changing directors to try and access Telefilm financing and complete the project in 2013. Our CEO did attend Real Screen West and pitched new projects; we are waiting to hear back from Discovery and Spike (US Broadcasters) on possibly moving forward into development. We are currently packaging a new business competition series involving consumer brands. We have signed an LOI with Silicon Valley based broker dealers CircleUp and have interest from the ex COO of McDonald's to be on the show. We plan to start pitching the show in late summer/early fall to US networks.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2012 was $0, with $22,638 in outstanding liabilities, which includes a loan payable of $22,000 to our director. Management believes our current cash balance will not be sufficient to fund operations for the next twelve months. Our director has agreed to advance us funds for operational expenses until we are able to generate revenue; however she has no legal obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $3,223 and $2,402 for the three months ended June 30, 2012 and 2011, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. We incurred operating expenses of $9,212 and $9,369 for the nine months ended June 30, 2012 and 2011, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through June 30, 2012 was $67,088.

Cash provided by financing activities for the period from inception (September 24, 2007) through June 30, 2012 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Boreal Productions' internal controls over financial reporting during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

August 14, 2012                    Boreal Productions Inc.


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