Form 10-Q/A
period 2012-06-30
BOREAL PRODUCTIONS INC.
filed 2012-08-21
CIK 1413909

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

There were 30,000,000 shares of Common Stock outstanding as of August 20, 2012.

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

JULY 2012-DECEMBER 2012

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

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-146842, at the SEC website at www.sec.gov:

Exhibit No.                    Description
-----------                    -----------
 3.1          Articles of Incorporation*
 3.2          Bylaws*
31.1          Rule 13a-14(a)/15d-14(a) Certification
31.2          Rule 13a-14(a)/15d-14(a) Certification
32.1          Certification Pursuant to 18 U.S.C. 1350
101 Interactive data files pursuant to Rule 405 of Regulation S-T (filed previously)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 20, 2012                        Boreal Productions Inc.


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