Form 10-Q
period 2012-12-31
BOREAL PRODUCTIONS INC.
filed 2013-02-19
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2012

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

There were 30,000,000 shares of Common Stock outstanding as of February 19, 2013.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2012, prepared by the company, immediately follow.

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                  December 31,      September 30,
                                                                     2012               2012
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     --           $  1,157
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                               --              1,157

OTHER ASSETS
  Intellectual Property                                               9,550              9,550
                                                                   --------           --------
      TOTAL OTHER ASSETS                                              9,550              9,550
                                                                   --------           --------

      TOTAL ASSETS                                                 $  9,550           $ 10,707
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank Overdraft                                                   $    468           $     --
  Accounts Payable                                                    3,100              1,335
  Loan Payable - Related Party                                       26,000             26,000
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                      29,568             27,335

      TOTAL LIABILITIES                                              29,568             27,335

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as of December 31, 2012 and September 30, 2012                    30,000             30,000
  Additional paid-in capital                                         24,000             24,000
  Deficit accumulated during development stage                      (74,018)           (70,628)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                    (20,018)           (16,628)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  9,550           $ 10,707
                                                                   ========           ========


                       See Notes to Financial Statements.

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                            September 24, 2007
                                                 Three Months           Three Months           (Inception)
                                                    Ended                  Ended                 Through
                                                 December 31,           December 31,           December 31,
                                                     2012                   2011                   2012
                                                 ------------           ------------           ------------
REVENUES
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------
TOTAL REVENUES                                             --                     --                     --

GENERAL & ADMINISTRATIVE EXPENSES                         290                    231                 32,123
PROFESSIONAL FEES                                       3,100                     --                 41,895
                                                 ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                 3,390                    231                 74,018
                                                 ------------           ------------           ------------

NET INCOME (LOSS)                                $     (3,390)          $       (231)          $    (74,018)
                                                 ============           ============           ============

BASIC EARNINGS PER SHARE                         $       0.00           $       0.00
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         30,000,000             30,000,000
                                                 ============           ============


                       See Notes to Financial Statements.

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         September 24, 2007
                                                                      Three Months       Three Months       (Inception)
                                                                         Ended              Ended             Through
                                                                       December 31,       December 31,       December 31,
                                                                          2012               2011               2012
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $ (3,390)          $   (231)          $(74,018)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Increase (Decrease) in Bank Overdraft                                    468                 --                468
    Increase (Decrease) in Accounts Payable                                1,765               (760)             3,100
    Increase (Decrease) in Loan Payable - Related Party                       --              1,000             26,000
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (1,157)                 9            (44,450)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                                       --                 --             (9,550)
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --             (9,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                    --                 --             54,000
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             54,000
                                                                        --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                           (1,157)                 9                 --
CASH AT BEGINNING OF PERIOD                                                1,157                 74                 --
                                                                        --------           --------           --------

CASH AT END OF PERIOD                                                   $     --           $     83           $     --
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========
  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========


                       See Notes to Financial Statements.

                             Boreal Productions Inc.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2012
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Boreal Productions Inc. (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of December 31, 2012, the Company has not generated revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. NOTE PAYABLE

As of December 31, 2012, there is a loan payable due to Andrea Fehsenfeld for $26,000 that is non-interest bearing with no specific repayment terms.

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

July 2008 - December 2008

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

January 2013 - June 2013

We are currently waiting assessment from a major distributor on contributing the necessary piece of financing for Crimson Falls, which will allow us to apply to Telefilm and move into production in mid 2013. Our CEO is attending a digital marketing conference in Las Vegas in January 2013 to investigate and develop additional streams for marketing content ideas. The digital marketing conference proved interesting for many different leads for distribution. In early February, our CEO met with a visual effects company who were interested in investing into a film where they could use their employee talent to create visual effects. They are reviewing our feature film to see if this project could be a fit. Our CEO was unable to attend Real Screen in Washington as they had sold out the conference; as a result, we will look at attending the west coast version of the conference in May 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2012 was $0, with $29,568 in outstanding liabilities, which includes a loan payable of $26,000 to our director. Management believes our current cash balance will not be sufficient to fund operations for the next twelve months. Our director has agreed to advance us funds for operational expenses until we are able to generate revenue; however she has no legal obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $3,390 and $231 for the three months ended December 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through December 31, 2012 was $74,018.

Cash provided by financing activities for the period from inception (September 24, 2007) through December 31, 2012 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Boreal Productions' internal controls over financial reporting during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Boreal Productions is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business described in our Form 10-K for the year ended September 30, 2012 filed with the SEC on January 4, 2013.

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

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-146842, at the SEC website at www.sec.gov:

Exhibit No.                     Description
-----------                     -----------
3.1           Articles of Incorporation*
3.2           Bylaws*
31.1          Rule 13a-14(a)/15d-14(a) Certification
31.2          Rule 13a-14(a)/15d-14(a) Certification
32.1          Certification Pursuant to 18 U.S.C. 1350
101           Interactive data files pursuant to Rule 405 of Regulation S-T**

----------
**   To Be Filed By Amendment

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 2013                    Boreal Productions Inc.


                                    /s/ Andrea Fehsenfeld
                                    --------------------------------------------
                                    By: Andrea Fehsenfeld
                                        (Chief Executive Officer, Chief
                                        Financial Officer, Principal Accounting
                                        Officer, President, Secretary, Treasurer
                                        & Sole Director)