Form 10-Q
period 2013-03-31
BOREAL PRODUCTIONS INC.
filed 2013-05-15
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2013

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

There were 30,000,000 shares of Common Stock outstanding as of May 13, 2013.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2013, prepared by the company, immediately follow.

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                   March 31,        September 30,
                                                                     2013               2012
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    762           $  1,157
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                              762              1,157

OTHER ASSETS
  Intellectual Property                                               9,550              9,550
                                                                   --------           --------
      TOTAL OTHER ASSETS                                              9,550              9,550
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 10,312           $ 10,707
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    5,760              1,335
  Loan Payable - Related Party                                       28,000             26,000
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                      33,760             27,335

      TOTAL LIABILITIES                                              33,760             27,335

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as of March 31, 2012 and September 30, 2011                       30,000             30,000
  Additional paid-in capital                                         24,000             24,000
  Deficit accumulated during development stage                      (77,448)           (70,628)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                    (23,448)           (16,628)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 10,312           $ 10,707
                                                                   ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         September 24, 2007
                                         Three Months     Three Months     Six Months      Six Months       (inception)
                                            Ended            Ended           Ended           Ended            through
                                           March 31,        March 31,       March 31,       March 31,        March 31,
                                             2013             2012            2013            2012             2013
                                          -----------      -----------     -----------     -----------      -----------
REVENUES
  Revenues                                $        --      $        --     $        --     $        --      $        --
                                          -----------      -----------     -----------     -----------      -----------
TOTAL REVENUES                                     --               --              --              --               --

GENERAL & ADMINISTRATIVE EXPENSES               1,530            1,258           1,821           1,489           33,653
PROFESSIONAL FEES                               1,900            4,500           5,000           4,500           43,795
                                          -----------      -----------     -----------     -----------      -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         3,430            5,758           6,821           5,989           77,448
                                          -----------      -----------     -----------     -----------      -----------

NET INCOME (LOSS)                         $    (3,430)     $    (5,758)    $    (6,821)    $    (5,989)     $   (77,448)
                                          ===========      ===========     ===========     ===========      ===========

BASIC EARNINGS PER SHARE                  $      0.00      $      0.00     $      0.00     $      0.00
                                          ===========      ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 30,000,000       30,000,000      30,000,000      30,000,000
                                          ===========      ===========     ===========     ===========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     September 24, 2007
                                                                  Six Months         Six Months         (inception)
                                                                    Ended              Ended              through
                                                                   March 31,          March 31,          March 31,
                                                                     2013               2012               2013
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (6,821)          $ (5,989)          $(77,448)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                           4,425                443              5,760
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (2,396)            (5,546)           (71,688)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                                  --                 --             (9,550)
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --             (9,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                        2,000             11,000             28,000
  Issuance of common stock                                               --                 --             54,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         2,000             11,000             82,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                        (396)             5,454                762

CASH AT BEGINNING OF PERIOD                                           1,157                 74                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $    762           $  5,528           $    762
                                                                   ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2013
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

As of March 31, 2013, the Company has not generated revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. NOTE PAYABLE

As of March 31, 2013, there is a loan payable due to Andrea Fehsenfeld for $28,000, that is non-interest bearing with no specific repayment terms.

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

JULY 2013 - DECEMBER 2013

Our CEO did attend the Digital Summit in Las Vegas and met several key players for digital distribution. We were unable to secure the visual effects company for the film, but will look at other players to see if we can strike a deal. Our CEO is aiming to attend the Produced By Conference in Los Angeles in June and will set up various meetings at that time.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2013 was $762, with $33,760 in outstanding liabilities, which includes a loan payable of $28,000 to our director. Management believes our current cash balance will not be sufficient to fund operations for the next twelve months. Our director has agreed to advance us funds for operational expenses until we are able to generate revenue; however she has no legal obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $3,430 and $5,758 for the three months ended March 31, 2013 and 2012, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

We incurred operating expenses of $6,821 and $5,989 for the six months ended March 31, 2013 and 2012, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

Our net loss from inception through March 31, 2013 was $77,448.

Cash provided by financing activities for the period from inception (September 24, 2007) through March 31, 2013 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Boreal Productions' internal controls over financial reporting during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

----------
**   To be provided by Amendment

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2013                        Boreal Productions Inc.


                                        /s/ Andrea Fehsenfeld
                                        ----------------------------------------
                                    By: Andrea Fehsenfeld
                                        (Chief Executive Officer, Chief
                                        Financial Officer, Principal Accounting
                                        Officer, President, Secretary, Treasurer
                                        & Sole Director)