Form 10-Q
period 2013-06-30
BOREAL PRODUCTIONS INC.
filed 2013-08-14
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2013

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

There were 30,000,000 shares of Common Stock outstanding as of August 12, 2013.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2013, prepared by the company, immediately follow.

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                  As of                As of
                                                              June 30, 2013     September 30, 2012
                                                              -------------     ------------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                           $    619            $  1,157
                                                                 --------            --------
TOTAL CURRENT ASSETS                                                  619               1,157

OTHER ASSETS
  Intellectual Property                                             9,550               9,550
                                                                 --------            --------
TOTAL OTHER ASSETS                                                  9,550               9,550
                                                                 --------            --------

      TOTAL ASSETS                                               $ 10,169            $ 10,707
                                                                 ========            ========

             LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank Overdraft                                                 $     --            $     --
  Accounts Payable                                                  3,901               1,335
  Loan Payable - Related Party                                     32,872              26,000
                                                                 --------            --------
TOTAL CURRENT LIABILITIES                                          36,773              27,335

TOTAL LIABILITIES                                                  36,773              27,335

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as of June 30, 2013 and September 30, 2012                      30,000              30,000
  Additional paid-in capital                                       24,000              24,000
  Deficit accumulated during development stage                    (80,604)            (70,628)
                                                                 --------            --------
TOTAL STOCKHOLDERS' EQUITY                                        (26,604)            (16,628)
                                                                 --------            --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $ 10,169            $ 10,707
                                                                 ========            ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                           September 24, 2007
                                          Three Months     Three Months     Nine Months      Nine Months      (inception)
                                             Ended            Ended            Ended            Ended           through
                                         June 30, 2013    June 30, 2012    June 30, 2013    June 30, 2012    June 30, 2013
                                         -------------    -------------    -------------    -------------    -------------
REVENUES
  Revenues                                $         --     $         --     $         --     $         --     $         --
                                          ------------     ------------     ------------     ------------     ------------
TOTAL REVENUES                                      --               --               --               --               --

GENERAL & ADMINISTRATIVE EXPENSES                1,256            1,723            3,076            3,212           34,909
PROFESSIONAL FEES                                1,900            1,500            6,900            6,000           45,695
                                          ------------     ------------     ------------     ------------     ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          3,156            3,223            9,976            9,212           80,604
                                          ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS)                         $     (3,156)    $     (3,223)    $     (9,976)    $     (9,212)    $    (80,604)
                                          ============     ============     ============     ============     ============

BASIC EARNINGS PER SHARE                  $       0.00     $       0.00     $       0.00     $       0.00
                                          ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  30,000,000       30,000,000       30,000,000       30,000,000
                                          ============     ============     ============     ============


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         September 24, 2007
                                                                      Nine Months        Nine Months        (inception)
                                                                         Ended              Ended             through
                                                                     June 30, 2013      June 30, 2012      June 30, 2013
                                                                     -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (9,976)          $ (9,212)          $(80,604)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                               2,566             (2,321)             3,901
    Increase (Decrease) in Bank Overdraft                                    --                459                 --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (7,411)           (11,074)           (76,703)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                                      --                 --             (9,550)
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --             (9,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                            6,872             11,000             32,872
  Issuance of common stock                                                   --                 --             54,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             6,872             11,000             86,872
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                            (539)               (74)               619

CASH AT BEGINNING OF PERIOD                                               1,157                 74                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                  $    619           $     --           $    619
                                                                       ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

As of June 30, 2013, the Company has not generated revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. NOTE PAYABLE

As of June 30, 2013, there is a loan payable due to Andrea Fehsenfeld for $32,872, that is non-interest bearing with no specific repayment terms.

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

JANUARY 2013 - JUNE 2013

Our CEO was busy meeting with other content producers in the past few months, creating action plans to take advantage of some soft money production incentives in Canada. There is a scripted TV series and two web series we are looking at. We have been in communication with a new investor regarding Crimson Falls and we will know about timing on production funding in early Fall 2013.

JULY 2013 - DECEMBER 2013

Our CEO did attend the Digital Summit in Las Vegas and met several key players for digital distribution. We were unable to secure the visual effects company for the film, but will look at other players to see if we can strike a deal. Our CEO is aiming to attend the Produced By Conference in Los Angeles in June and will set up various meetings at that time.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2013 was $619, with $36,773 in outstanding liabilities, which includes a loan payable of $32,872 to our director. Management believes our current cash balance will not be sufficient to fund operations for the next twelve months. Our director has agreed to advance us funds for operational expenses until we are able to generate revenue; however she has no legal obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $3,156 and $3,223 for the three months ended June 30, 2013 and 2012, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

We incurred operating expenses of $9,976 and $9,212 for the nine months ended June 30, 2013 and 2012, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

Our net loss from inception through June 30, 2013 was $80,604.

Cash provided by financing activities for the period from inception (September 24, 2007) through June 30, 2013 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Boreal Productions' internal controls over financial reporting during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

August 12, 2013                    Boreal Productions Inc.


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