Form 10-K
period 2013-09-30
BOREAL PRODUCTIONS INC.
filed 2014-01-15
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of January 14, 2014, the registrant had 30,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of January 14, 2014.

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

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of a detached office space on a private piece of property while we are in the organizational stage. We have not leased an office yet but anticipate signing a lease in 2014 if operations warrant it.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended September 30, 2013.

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

We incurred operating expenses of $12,779 and $12,252 for the years ended September 30, 2013 and 2012, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through September 30, 2013 was $83,407.

Cash provided by financing activities for the period from inception (September 24, 2007) through September 30, 2013 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2013 was $476. Management does not believe our cash balance will be enough to fund operations for the next twelve months. She has agreed to advance the company funds for operations until we begin to generate revenue from operations.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Boreal Productions Inc.

I have audited the accompanying balance sheets of Boreal Productions Inc. (A Development Stage Company) as of September 30, 2013 and 2012, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2013 and 2012 and for the period from May 9, 2007 (inception), to September 30, 2013. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boreal Productions Inc., (A Development Stage Company) as of September 30, 2013 and 2012, and the results of its operations and cash flows for the years ended September 30, 2013 and 2012 and the period from May 9, 2007 (inception), to September 30, 2013 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
------------------------------
Seattle, Washington
January 14, 2014

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                      September 30,      September 30,
                                                                          2013               2012
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    476           $  1,157
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                         476              1,157

OTHER ASSETS
  Intellectual Property                                                    9,550              9,550
                                                                        --------           --------
TOTAL OTHER ASSETS                                                         9,550              9,550
                                                                        --------           --------

      TOTAL ASSETS                                                      $ 10,026           $ 10,707
                                                                        ========           ========

             LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                      $  6,561           $  1,335
  Loan Payable - related party                                            32,872             26,000
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 39,433             27,335

      TOTAL LIABILITIES                                                   39,433             27,335

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 30,000,000 and 30,000,000 shares issued and
   outstanding as of September 30, 2013 and September 30, 2012            30,000             30,000
  Additional paid-in capital                                              24,000             24,000
  Subscription Receivable                                                     --                 --
  Deficit accumulated during development stage                           (83,407)           (70,628)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY                                               (29,407)           (16,628)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 10,026           $ 10,707
                                                                        ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                        September 24, 2007
                                                                                           (inception)
                                              Year Ended             Year Ended              through
                                             September 30,          September 30,          September 30,
                                                 2013                   2012                   2013
                                             ------------           ------------           ------------
REVENUES
  Revenues                                   $         --           $         --           $         --
                                             ------------           ------------           ------------
TOTAL REVENUES                                         --                     --                     --

GENERAL & ADMINISTRATIVE EXPENSES                   3,979                  3,752                 35,811
PROFESSIONAL FEES                                   8,800                  7,500                 47,595
                                             ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES            12,779                 11,252                 83,407
                                             ------------           ------------           ------------

NET INCOME (LOSS)                            $    (12,779)          $    (11,252)          $    (83,407)
                                             ============           ============           ============

BASIC EARNINGS PER SHARE                     $       0.00           $       0.00
                                             ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     30,000,000             30,000,000
                                             ============           ============


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
         From September 24, 2007 (Inception) through September 30, 2013
--------------------------------------------------------------------------------

                                                                                   Deficit
                                                                                 Accumulated
                                                       Common      Additional      During
                                         Common        Stock        Paid-in      Development
                                         Stock         Amount        Capital        Stage        Total
                                         -----         ------        -------        -----        -----
BALANCE, SEPTEMBER 24, 2007                  --       $    --        $    --      $     --      $     --

Stock issued for cash on
 September 24, 2007
 @ $0.0006 per share                 15,000,000        15,000         (6,000)                      9,000

Subscription Receivable                                                                              (36)

Net loss,  September 30, 2007                                                         (590)         (590)
                                    -----------       -------        -------      --------      --------
BALANCE, SEPTEMBER 30, 2007          15,000,000        15,000         (6,000)         (590)        8,374
                                    ===========       =======        =======      ========      ========

Subscription Receivable                                                                               36

Stock issued for cash on
 February 18, 2008
 @ $0.003 per share                  15,000,000        15,000         30,000                      45,000

Net loss,  September 30, 2008                                                      (21,689)      (21,689)
                                    -----------       -------        -------      --------      --------
BALANCE, SEPTEMBER 30, 2008          30,000,000        30,000         24,000       (22,279)       31,721
                                    ===========       =======        =======      ========      ========

Net loss, September 30, 2009                                                       (12,256)      (12,256)
                                    -----------       -------        -------      --------      --------
BALANCE, SEPTEMBER 30, 2009          30,000,000        30,000         24,000       (34,535)       19,465
                                    ===========       =======        =======      ========      ========

Net loss, September 30, 2010                                                       (12,089)      (12,089)
                                    -----------       -------        -------      --------      --------
BALANCE, SEPTEMBER 30, 2010          30,000,000        30,000         24,000       (46,624)        7,376
                                    ===========       =======        =======      ========      ========

Net loss, September 30, 2011                                                       (11,252)      (11,252)
                                    -----------       -------        -------      --------      --------
BALANCE, SEPTEMBER 30, 2011          30,000,000        30,000         24,000       (57,876)       (3,876)
                                    ===========       =======        =======      ========      ========

Net loss, September 30, 2012                                                       (12,752)      (12,752)
                                    -----------       -------        -------      --------      --------

BALANCE, SEPTEMBER 30, 2012          30,000,000        30,000         24,000       (70,628)      (16,628)
                                    ===========       =======        =======      ========      ========

Net loss, September 30, 2013                                                       (12,779)      (12,779)
                                    -----------       -------        -------      --------      --------

BALANCE, SEPTEMBER 30, 2013          30,000,000       $30,000        $24,000      $(83,407)     $(29,407)
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

                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    September 24, 2007
                                                                                                      (inception)
                                                                 Year Ended         Year Ended          through
                                                                September 30,      September 30,      September 30,
                                                                    2013               2012               2013
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(12,779)          $(12,752)          $(83,407)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                          5,226             (1,165)             6,561
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (7,553)           (13,917)           (76,846)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Intellectual Property                                     --                 --             (9,550)
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --             (9,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - related party                                       6,872             15,000             32,872
  Issuance of Common Stock                                              --                 --             54,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        6,872             15,000             86,872
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (681)             1,083                476

CASH AT BEGINNING OF PERIOD                                          1,157                 74                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $    476           $  1,157           $    476
                                                                  ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2013
--------------------------------------------------------------------------------

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2013
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to September 30, 2013 and generated a net loss of $83,407. This condition raises substantial doubt about the Company's ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company's current cash of $476 is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2013
--------------------------------------------------------------------------------

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of September 30, 2013, there is a loan payable due to Andrea Fehsenfeld for $32,872, which is non interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

                                                        As of September 30, 2013
                                                        ------------------------
Deferred tax assets:
  Net operating tax carryforwards                               $ 83,407
  Other                                                                0
                                                                --------
Gross deferred tax assets                                         83,407
Valuation allowance                                              (83,407)
                                                                --------

Net deferred tax assets                                         $      0
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

NOTE 7. NET OPERATING LOSSES

As of September 30, 2013, the Company has a net operating loss carryforwards of approximately $83,407. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2013
--------------------------------------------------------------------------------

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

As of September 30, 2013 the Company had 30,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2013:

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The director and officer of Boreal Productions Inc., who will hold her offices until death, resignation, retirement, removal, disqualification, or until a time as her successor(s) shall be elected and qualified is as follows:

Name and Address                  Age                  Position(s)
----------------                  ---                  -----------

Andrea Fehsenfeld                 44         President, Secretary, Treasurer
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

CORPORATE GOVERNANCE

We currently act with Andrea Fehsenfeld as our sole director. We have determined that Ms. Fehsenfeld is not an independent director as defined by Nasdaq Marketplace Rule 4200(a)( 1.5 ).

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by us during the fiscal year that ended September 30, 2011 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

                           SUMMARY COMPENSATION TABLE

                                                                   Non-Equity   Non-qualified
                                                                   Incentive     Deferred        All
 Name and                                                            Plan         Compen-       Other
 Principal                                    Stock       Option    Compen-       sation       Compen-
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)   sation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------    -----------   ---------  ---------
Andrea          2013    $ 0          0           0           0          0             0            0        $ 0
Fehsenfeld      2012    $ 0          0           0           0          0             0            0        $ 0
President,      2011    $ 0          0           0           0          0             0            0        $ 0
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

As of September 30, 2013, there is a loan payable due to Andrea Fehsenfeld for $32,872, which is non-interest bearing with no specific terms of repayment.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $7,500, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended September 30, 2013.

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

January 14, 2014         Boreal Productions Inc.


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


/s/ Andrea Fehsenfeld         Chief Executive Officer          January 14, 2014
--------------------------    -----------------------          ----------------
Andrea Fehsenfeld                      Title                        Date


/s/ Andrea Fehsenfeld         Chief Financial Officer          January 14, 2014
--------------------------    -----------------------          ----------------
Andrea Fehsenfeld                      Title                        Date


/s/ Andrea Fehsenfeld         Principal Accounting Officer     January 14, 2014
--------------------------    ----------------------------     ----------------
Andrea Fehsenfeld                      Title                        Date