Form 10-Q
period 2013-12-31
BOREAL PRODUCTIONS INC.
filed 2014-02-19
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2013

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

There were 30,000,000 shares of Common Stock outstanding as of February 14, 2014.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2013, prepared by the company, immediately follow.

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                  December 31,      September 30,
                                                                     2013               2013
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    415           $    476
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    415                476

OTHER ASSETS
  Intellectual Property                                               9,550              9,550
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    9,550              9,550
                                                                   --------           --------

      TOTAL ASSETS                                                 $  9,965           $ 10,026
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  6,561           $  6,561
  Loan Payable - Related Party                                       32,872             32,872
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            39,433             39,433

TOTAL LIABILITIES                                                    39,433             39,433

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as of December 31, 2013 and September 30, 2013                    30,000             30,000
  Additional paid-in capital                                         24,000             24,000
  Deficit accumulated during development stage                      (83,468)           (83,407)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (29,468)           (29,407)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  9,965           $ 10,026
                                                                   ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                            September 24, 2007
                                                 Three Months           Three Months           (Inception)
                                                    Ended                  Ended                 Through
                                                 December 31,           December 31,           December 31,
                                                     2013                   2012                   2013
                                                 ------------           ------------           ------------
REVENUES
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------
TOTAL REVENUES                                             --                     --                     --

GENERAL & ADMINISTRATIVE EXPENSES                          62                    290                 35,873
PROFESSIONAL FEES                                          --                  3,100                 47,595
                                                 ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                    62                  3,390                 83,468
                                                 ------------           ------------           ------------

NET INCOME (LOSS)                                $        (62)          $     (3,390)          $    (83,468)
                                                 ============           ============           ============

BASIC EARNINGS PER SHARE                         $       0.00           $       0.00
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         30,000,000             30,000,000
                                                 ============           ============


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                        September 24, 2007
                                                                     Three Months       Three Months       (Inception)
                                                                        Ended              Ended             Through
                                                                      December 31,       December 31,       December 31,
                                                                         2013               2012               2013
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $    (62)          $ (3,390)          $(83,468)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Bank Overdraft                                                           --                468                 --
    Accounts Payable                                                         --              1,765              6,561
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (62)            (1,157)           (76,907)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                                      --                 --             (9,550)
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --             (9,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                               --                 --             32,872
  Issuance of common stock                                                   --                 --             54,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             86,872
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                             (62)            (1,157)               415

CASH AT BEGINNING OF PERIOD                                                 476              1,157                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                  $    415           $     --           $    415
                                                                       ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2013
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Boreal Productions Inc. (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of December 31, 2013, the Company has not generated revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. NOTE PAYABLE - RELATED PARTY

As of December 31, 2013, there is a loan payable due to Andrea Fehsenfeld for $32,872 that is non-interest bearing with no specific repayment terms.

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

JANUARY 2014 - JUNE 2104

For the first six months of 2014, our CEO is looking for new opportunities in the digital content creation and distribution space. With fewer dollars required and less restrictions on sponsorship and other attachments, this is a more flexible arena to create content. Currently, we are looking at various projects to consider for optioning and will make our final decisions in the next 3-6 months. In the interim, we are still focusing on securing government soft money towards the production of Crimson Falls. Our final attempt will be this spring.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2013 was $415, with $39,433 in outstanding liabilities, which includes a loan payable of $32,872 to our director. Management believes our current cash balance will not be sufficient to fund operations for the next twelve months. Our director has agreed to advance us funds for operational expenses until we are able to generate revenue; however she has no legal obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $62 and $3,390 for the three months ended December 31, 2013 and 2012, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

Our net loss from inception through December 31, 2013 was $83,468.

Cash provided by financing activities for the period from inception (September 24, 2007) through December 31, 2013 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Boreal Productions' internal controls over financial reporting during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Boreal Productions is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business described in our Form 10-K for the year ended September 30, 2013 as filed with the SEC.

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

February 14, 2014                    Boreal Productions Inc.


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