Form 10-Q
period 2014-03-31
BOREAL PRODUCTIONS INC.
filed 2014-05-15
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2014

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

There were 30,000,000 shares of Common Stock outstanding as of May 9, 2014.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended March 31, 2014, prepared by the company, immediately follow.

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                 As of               As of
                                                               March 31,         September 30,
                                                                 2014                2013
                                                               --------            --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                         $  3,132            $    476
                                                               --------            --------
TOTAL CURRENT ASSETS                                              3,132                 476

OTHER ASSETS
  Intellectual Property                                           9,550               9,550
                                                               --------            --------
TOTAL OTHER ASSETS                                                9,550               9,550
                                                               --------            --------

      TOTAL ASSETS                                             $ 12,682            $ 10,026
                                                               ========            ========

             LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                1,143               6,561
  Loan Payable - Related Party                                   48,750              32,872
                                                               --------            --------
TOTAL CURRENT LIABILITIES                                        49,893              39,433
                                                               --------            --------

      TOTAL LIABILITIES                                          49,893              39,433

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as of March 31, 2014 and September 30, 2013                   30,000              30,000
  Additional paid-in capital                                     24,000              24,000
  Deficit accumulated during development stage                  (91,211)            (83,407)
                                                               --------            --------
TOTAL STOCKHOLDERS' EQUITY                                      (37,211)            (29,407)
                                                               --------            --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $ 12,682            $ 10,026
                                                               ========            ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           September 24, 2007
                                         Three Months     Three Months      Six Months       Six Months        (inception)
                                            Ended            Ended            Ended            Ended            through
                                           March 31,        March 31,        March 31,        March 31,         March 31,
                                             2014             2013             2014             2013              2014
                                         ------------     ------------     ------------     ------------      ------------
REVENUES
   Revenues                              $         --     $         --     $         --     $         --      $         --
                                         ------------     ------------     ------------     ------------      ------------
TOTAL REVENUES                                     --               --               --               --                --

GENERAL & ADMINISTRATIVE EXPENSES               2,243            1,530            2,304            1,821            38,115
PROFESSIONAL FEES                               5,500            1,900            5,500            5,000            53,095
                                         ------------     ------------     ------------     ------------      ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         7,743            3,430            7,804            6,821            91,211
                                         ------------     ------------     ------------     ------------      ------------

NET INCOME (LOSS)                        $     (7,743)    $     (3,430)    $     (7,804)    $     (6,821)     $    (91,211)
                                         ============     ============     ============     ============      ============

BASIC EARNINGS PER SHARE                 $       0.00     $       0.00     $       0.00     $       0.00
                                         ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 30,000,000       30,000,000       30,000,000       30,000,000
                                         ============     ============     ============     ============


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     September 24, 2007
                                                                  Six Months         Six Months         (inception)
                                                                    Ended              Ended              through
                                                                   March 31,          March 31,          March 31,
                                                                     2014               2013               2014
                                                                  ----------         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $   (7,804)        $   (6,821)        $  (91,211)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                           (5,418)             4,425              1,143
                                                                  ----------         ----------         ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (13,222)            (2,396)           (90,068)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                                   --                 --             (9,550)
                                                                  ----------         ----------         ----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                 --             (9,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                        15,878              2,000             48,750
  Issuance of common stock                                                --                 --             54,000
                                                                  ----------         ----------         ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         15,878              2,000            102,750
                                                                  ----------         ----------         ----------

NET INCREASE (DECREASE) IN CASH                                        2,656               (396)             3,132

CASH AT BEGINNING OF PERIOD                                              476              1,157                 --
                                                                  ----------         ----------         ----------

CASH AT END OF PERIOD                                             $    3,132         $      762         $    3,132
                                                                  ==========         ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $       --         $       --         $       --
                                                                  ==========         ==========         ==========

  Income Taxes                                                    $       --         $       --         $       --
                                                                  ==========         ==========         ==========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2014
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

As of March 31, 2014, the Company has not generated revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. NOTE PAYABLE - RELATED PARTY

As of March 31, 2014, there is a loan payable due to Andrea Fehsenfeld for $48,750, that is non-interest bearing with no specific repayment terms.

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

JANUARY 2014 - JUNE 2014

For the first six months of 2014, our CEO is looking for new opportunities in the digital content creation and distribution space. With fewer dollars required and fewer restrictions on sponsorship and other attachments, this is a more flexible arena to create content. Currently, we are looking at various projects to consider for optioning and will make our final decisions in the next 3-6 months. In the interim, we are still focusing on securing government soft money towards the production of Crimson Falls. Our final attempt will be this spring.

JULY 2014 - DECEMBER 2014

For the last half of 2014, our CEO is meeting with various digital content platforms to discuss projects that are pending. The focus will be securing a single or multi pronged output deal for content distribution. We will also be looking to work jointly with local producers to secure more content to aggregate. We will be patient before optioning any other projects. In July, we will know whether we are successful in bringing Crimson Falls to fruition. If not, the option will not be renewed in the fall.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2014 was $3,132, with $49,893 in outstanding liabilities, which includes a loan payable of $48,750 to our director. Management believes our current cash balance will not be sufficient to fund operations for the next twelve months. Our director has agreed to advance us funds for operational expenses until we are able to generate revenue; however she has no legal obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $7,743 and $3,430 for the three months ended March 31, 2014 and 2013, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $7,804 and $6,821 for the six months ended March 31, 2014 and 2013, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

Our net loss from inception through March 31, 2014 was $91,211.

Cash provided by financing activities for the period from inception (September 24, 2007) through March 31, 2014 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Boreal Productions' internal controls over financial reporting during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

May 9, 2014              Boreal Productions Inc.


                             /s/ Andrea Fehsenfeld
                             ---------------------------------------------------
                         By: Andrea Fehsenfeld
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)