Form 10-Q
period 2014-06-30
BOREAL PRODUCTIONS INC.
filed 2014-08-20
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2014

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

There were 30,000,000 shares of Common Stock outstanding as of August 13, 2014.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2014, prepared by the company, immediately follow.

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,         September 30,
                                                                     2014               2013
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    563           $    476
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    563                476

OTHER ASSETS
  Intellectual Property                                               9,550              9,550
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    9,550              9,550
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 10,113           $ 10,026
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  3,603           $  6,561
  Loan Payable - Related Party                                       46,970             32,872
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            50,573             39,433

      TOTAL LIABILITIES                                              50,573             39,433

STOCKHOLDERS' EQUITY
Common stock, ($0.001 par value, 375,000,000 shares
  authorized; 30,000,000 shares issued and outstanding
  as of June 30, 2014 and September 30, 2013                         30,000             30,000
Additional paid-in capital                                           24,000             24,000
Deficit accumulated during development stage                        (94,459)           (83,407)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (40,459)           (29,407)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 10,113           $ 10,026
                                                                   ========           ========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          September 24, 2007
                                     Three Months      Three Months       Nine Months       Nine Months       (inception)
                                        Ended             Ended             Ended             Ended            through
                                       June 30,          June 30,          June 30,          June 30,          June 30,
                                         2014              2013              2014              2013              2014
                                     ------------      ------------      ------------      ------------      ------------
REVENUES
   Revenues                          $         --      $         --      $         --      $         --      $         --
                                     ------------      ------------      ------------      ------------      ------------
TOTAL REVENUES                                 --                --                --                --                --

GENERAL & ADMINISTRATIVE EXPENSES           1,049             1,256             3,353             3,076            39,164
PROFESSIONAL FEES                           2,200             1,900             7,700             6,900            55,295
                                     ------------      ------------      ------------      ------------      ------------
TOTAL GENERAL & ADMINISTRATIVE
 EXPENSES                                   3,249             3,156            11,053             9,976            94,459
                                     ------------      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                    $     (3,249)     $     (3,156)     $    (11,053)     $     (9,976)     $    (94,459)
                                     ============      ============      ============      ============      ============

BASIC EARNINGS PER SHARE             $       0.00      $       0.00      $       0.00      $       0.00
                                     ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING             30,000,000        30,000,000        30,000,000        30,000,000
                                     ============      ============      ============      ============


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         September 24, 2007
                                                                  Nine Months          Nine Months          (inception)
                                                                    Ended                Ended               through
                                                                   June 30,             June 30,             June 30,
                                                                     2014                 2013                 2014
                                                                  ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  (11,053)          $   (9,976)          $  (94,459)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                           (2,958)               2,566                3,603
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (14,011)              (7,411)             (90,857)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                                   --                   --               (9,550)
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                   --               (9,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                        14,098                6,872               46,970
  Issuance of common stock                                                --                   --               54,000
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         14,098                6,872              100,970
                                                                  ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                           87                 (539)                 563

CASH AT BEGINNING OF PERIOD                                              476                1,157                   --
                                                                  ----------           ----------           ----------

CASH AT END OF PERIOD                                             $      563           $      619           $      563
                                                                  ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $       --           $       --           $       --
                                                                  ==========           ==========           ==========

  Income Taxes                                                    $       --           $       --           $       --
                                                                  ==========           ==========           ==========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2014
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

As of June 30, 2014, the Company has not generated revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. NOTE PAYABLE - RELATED PARTY

As of June 30, 2014, there is a loan payable due to Andrea Fehsenfeld for $46,970, that is non-interest bearing with no specific repayment terms.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2014 was $563, with $50,573 in outstanding liabilities, which includes a loan payable of $46,970 to our director. Management believes our current cash balance will not be sufficient to fund operations for the next twelve months. Our director has agreed to advance us funds for operational expenses until we are able to generate revenue; however she has no legal obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $3,249 and $3,156 for the three months ended June 30, 2014 and 2013, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

We incurred operating expenses of $11,053 and $9,976 for the nine months ended June 30, 2014 and 2013, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

Our net loss from inception through June 30, 2014 was $94,459.

Cash provided by financing activities for the period from inception (September 24, 2007) through June 30, 2014 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Boreal Productions' internal controls over financial reporting during the quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

August 19, 2014          Boreal Productions Inc.


                             /s/ Andrea Fehsenfeld
                             ---------------------------------------------------
                         By: Andrea Fehsenfeld
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)