Form 10-K
period 2014-09-30
BOREAL PRODUCTIONS INC.
filed 2015-02-18
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2014


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

                                 (310) 510-6826
                     (Telephone number, including area code)

                                Andrea Fehsenfeld
                               8017 Kenyon Avenue
                              Los Angeles, CA 90045
                      Telephone & Facsimile (310) 510-6826
            (Name, address and telephone number of agent for service)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 12, 2015, the registrant had 30,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of February 12, 2015.

                             BOREAL PRODUCTIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        6
Item 2.  Properties                                                          7
Item 3.  Legal Proceedings                                                   7
Item 4.  Mine Safety Disclosures                                             7

                                 Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   8
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                              10
Item 8.  Financial Statements                                               14
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           24
Item 9A. Controls and Procedures                                            24
Item 9B. Other Information                                                  26

                                Part III

Item 10. Directors and Executive Officers and Corporate Governance          26
Item 11. Executive Compensation                                             28
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    29
Item 13. Certain Relationships and Related Transactions                     29
Item 14. Principal Accounting Fees and Services                             29

                                 Part IV

Item 15. Exhibits                                                           30

Signatures                                                                  30

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

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of a detached office space on a private piece of property while we are in the organizational stage. We have not leased an office yet but anticipate signing a lease in 2015 if operations warrant it.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended September 30, 2014.

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

We incurred operating expenses of $15,047 and $12,779 for the years ended September 30, 2014 and 2013, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through September 30, 2014 was $98,453.

Cash provided by financing activities for the period from inception (September 24, 2007) through September 30, 2014 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2014 was $2,309. Management does not believe our cash balance will be enough to fund operations for the next twelve months. She has agreed to advance the company funds for operations until we begin to generate revenue from operations.

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

JULY 2014 - DECEMBER 2014

For the last half of 2014, our CEO has meeting with various digital content platforms to discuss projects that are pending. The focus will be securing a single or multi-pronged output deal for content distribution. We will also be looking to work jointly with local producers to secure more content to aggregate. We will be patient before optioning any other projects. Crimson Falls was not financed and as such, the option was not renewed.

ITEM 8. FINANCIAL STATEMENTS

                         HARRIS & GILLESPIE CPA'S, PLLC
                          CERTIFIED PUBLIC ACCOUNTANT'S
                          3901 STONE WAY N., SUITE 202
                                SEATTLE, WA 98103
                                  206.547.6050

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Boreal Productions, Inc.

We have audited the accompanying balance sheets of Boreal Productions, Inc. (A Development Stage Company) as of September 30, 2014 and 2013 and the related statements of operations, stockholders' deficit and cash flows for the periods then ended, and for the period from September 24, 2007 (inception) to September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Boreal Productions, Inc. for the year ended September 30, 2013. These statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included in these statements, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boreal Productions, Inc. (A Development Stage Company) as of September 30, 2014 and 2013 and the results of its operations and cash flows for the periods then ended and for the period from September 24, 2007 (inception) to September 30, 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HARRIS & GILLESPIE CPA'S, PLLC
-------------------------------------------
Seattle, Washington
January 7, 2015

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------



                                                                          As of                As of
                                                                       September 30,        September 30,
                                                                           2014                 2013
                                                                        ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    2,309           $      476
                                                                        ----------           ----------
TOTAL CURRENT ASSETS                                                         2,309                  476

OTHER ASSETS
  Intellectual Property                                                         --                9,550
                                                                        ----------           ----------
TOTAL OTHER ASSETS                                                              --                9,550
                                                                        ----------           ----------

      TOTAL ASSETS                                                      $    2,309           $   10,026
                                                                        ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                      $    9,085           $    6,561
  Loan Payable - related party                                              52,970               32,872
                                                                        ----------           ----------
TOTAL CURRENT LIABILITIES                                                   62,055               39,433

      TOTAL LIABILITIES                                                     62,055               39,433

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares
   authorized; 30,000,000 and 30,000,000 shares issued and
   outstanding as of September 30, 2014 and September 30, 2013              30,000               30,000
  Additional paid-in capital                                                24,000               24,000
  Deficit accumulated during development stage                            (113,745)             (83,407)
                                                                        ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                 (59,745)             (29,407)
                                                                        ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $    2,309           $   10,026
                                                                        ==========           ==========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                        September 24, 2007
                                                                                           (inception)
                                              Year Ended            Period Ended              through
                                             September 30,          September 30,          September 30,
                                                 2014                   2013                   2014
                                             ------------           ------------           ------------
REVENUES
  Revenues                                   $         --           $         --           $         --
                                             ------------           ------------           ------------
TOTAL REVENUES                                         --                     --                     --

GENERAL & ADMINISTRATIVE EXPENSES                   5,147                  3,979                 40,958
PROFESSIONAL FEES                                  15,642                  8,800                 63,237
IMPAIRMENT OF INTELLECTUAL PROPERTY                 9,550                     --                  9,550
                                             ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES            30,339                 12,779                113,745
                                             ------------           ------------           ------------

NET INCOME (LOSS)                            $    (30,339)          $    (12,779)          $   (113,745)
                                             ============           ============           ============

BASIC EARNINGS PER SHARE                     $       0.00           $       0.00
                                             ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     30,000,000             30,000,000
                                             ============           ============


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
         From September 24, 2007 (Inception) through September 30, 2014
--------------------------------------------------------------------------------

                                                                                   Deficit
                                                                                 Accumulated
                                                       Common      Additional      During
                                         Common        Stock        Paid-in      Development
                                         Stock         Amount        Capital        Stage        Total
                                         -----         ------        -------        -----        -----
BALANCE, SEPTEMBER 24, 2007                  --       $    --        $    --      $      --      $     --
Stock issued for cash on
 September 24, 2007
 @ $0.0006 per share                 15,000,000        15,000         (6,000)                       9,000
Subscription Receivable                                                                               (36)
Net loss,  September 30, 2007                                                          (590)         (590)
                                    -----------       -------        -------      ---------      --------
BALANCE, SEPTEMBER 30, 2007          15,000,000        15,000         (6,000)          (590)        8,374
                                    ===========       =======        =======      =========      ========
Subscription Receivable                                                                                36
Stock issued for cash on
 February 18, 2008
 @ $0.003 per share                  15,000,000        15,000         30,000                       45,000
Net loss,  September 30, 2008                                                       (21,689)      (21,689)
                                    -----------       -------        -------      ---------      --------
BALANCE, SEPTEMBER 30, 2008          30,000,000        30,000         24,000        (22,279)       31,721
                                    ===========       =======        =======      =========      ========
Net loss, September 30, 2009                                                        (12,256)      (12,256)
                                    -----------       -------        -------      ---------      --------
BALANCE, SEPTEMBER 30, 2009          30,000,000        30,000         24,000        (34,535)       19,465
                                    ===========       =======        =======      =========      ========
Net loss, September 30, 2010                                                        (12,089)      (12,089)
                                    -----------       -------        -------      ---------      --------
BALANCE, SEPTEMBER 30, 2010          30,000,000        30,000         24,000        (46,624)        7,376
                                    ===========       =======        =======      =========      ========
Net loss, September 30, 2011                                                        (11,252)      (11,252)
                                    -----------       -------        -------      ---------      --------
BALANCE, SEPTEMBER 30, 2011          30,000,000        30,000         24,000        (57,876)       (3,876)
                                    ===========       =======        =======      =========      ========
Net loss, September 30, 2012                                                        (12,752)      (12,752)
                                    -----------       -------        -------      ---------      --------
BALANCE, SEPTEMBER 30, 2012          30,000,000        30,000         24,000        (70,628)      (16,628)
                                    ===========       =======        =======      =========      ========
Net loss, September 30, 2013                                                        (12,779)      (12,779)
                                    -----------       -------        -------      ---------      --------
BALANCE, SEPTEMBER 30, 2013          30,000,000        30,000         24,000        (83,407)      (29,407)
                                    ===========       =======        =======      =========      ========
Net loss, September 30, 2014                                                        (30,339)      (30,339)
                                    -----------       -------        -------      ---------      --------

BALANCE, SEPTEMBER 30, 2014          30,000,000       $30,000        $24,000      $(113,745)     $(59,745)
                                    ===========       =======        =======      =========      ========

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

                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    September 24, 2007
                                                                                                       (inception)
                                                                  Year Ended        Period Ended          through
                                                                 September 30,      September 30,      September 30,
                                                                     2014               2013               2014
                                                                  ----------         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  (30,339)        $  (12,779)        $ (113,745)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                            2,524              5,226              9,085
                                                                  ----------         ----------         ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (27,815)            (7,553)          (104,661)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Intellectual Property                                    9,550                 --                 --
                                                                  ----------         ----------         ----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          9,550                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - related party                                        20,098              6,872             52,970
  Issuance of Common Stock                                                --                 --             54,000
                                                                  ----------         ----------         ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         20,098              6,872            106,970
                                                                  ----------         ----------         ----------

NET INCREASE (DECREASE) IN CASH                                        1,833               (681)             2,309

CASH AT BEGINNING OF PERIOD                                              476              1,157                 --
                                                                  ----------         ----------         ----------

CASH AT END OF PERIOD                                             $    2,309         $      476         $    2,309
                                                                  ==========         ==========         ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $       --         $       --         $       --
                                                                  ==========         ==========         ==========

  Income Taxes                                                    $       --         $       --         $       --
                                                                  ==========         ==========         ==========


                        See Notes to Financial Statements

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2014
--------------------------------------------------------------------------------

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

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2014
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to September 30, 2014 and generated a net loss of $113,745. This condition raises substantial doubt about the Company's ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company's current cash of $2,309 is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2014
--------------------------------------------------------------------------------

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of September 30, 2014 and September 30, 2013, there was a loan payable due to Andrea Fehsenfeld for $52,970 and $32,872 respectively, which is non interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

                                                        As of September 30, 2014
                                                        ------------------------
Deferred tax assets:
  Net operating tax carryforwards                                $ 113,745
  Other                                                                  0
                                                                 ---------
Gross deferred tax assets                                          113,745
Valuation allowance                                               (113,745)
                                                                 ---------

Net deferred tax assets                                          $       0
                                                                 =========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of September 30, 2014, the Company has a net operating loss carryforwards of approximately $113,745. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. INTELLECTUAL PROPERTY

During 2009 and 2010, the Company purchased screenplays to develop as movies. As of September 30, 2014, the Company has not been able to develop the projects and has since allowed the rights to lapse. The Company therefore felt it was appropriate to write off the asset.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2014
--------------------------------------------------------------------------------

NOTE 9. STOCK TRANSACTIONS

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

As of September 30, 2014 the Company had 30,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2014:

Common stock, $ 0.001 par value: 375,000,000 shares authorized; 30,000,000 shares issued and outstanding.

NOTE 11. NEW ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

                             BOREAL PRODUCTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2014
--------------------------------------------------------------------------------

NOTE 12.  SUBSEQUENT EVENTS

On January 19, 2015, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary DSG Global Inc., a Nevada corporation, to effect a name change from Boreal Productions Inc. to DSG Global Inc. Our company will remain the surviving company. DSG Global Inc. was formed solely for the change of name.

Also on January 19, 2015, our company's board of directors approved a resolution to effect a reverse stock split of our authorized and issued and outstanding shares of common stock on a three (3) old for one (1) new basis. Upon effect of the reverse split, our authorized capital will decrease from 375,000,000 shares of common stock to 125,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock will increase from 30,000,000 to 10,100,000 shares of common stock, all with a par value of $0.001.

Articles of Merger to effect the merger and change of name and a Certificate of Change to effect the reverse stock split were filed with the Nevada Secretary of State on January 22, 2015, with an effective date of February 2, 2015.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

SUBSEQUENT EVENTS

On January 19, 2015, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary DSG Global Inc., a Nevada corporation, to effect a name change from Boreal Productions Inc. to DSG Global Inc. Our company will remain the surviving company. DSG Global Inc. was formed solely for the change of name.

Also on January 19, 2015, our company's board of directors approved a resolution to effect a reverse stock split of our authorized and issued and outstanding shares of common stock on a three (3) old for one (1) new basis. Upon effect of the reverse split, our authorized capital will decrease from 375,000,000 shares of common stock to 125,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock will increase from 30,000,000 to 10,100,000 shares of common stock, all with a par value of $0.001.

Articles of Merger to effect the merger and change of name and a Certificate of Change to effect the reverse stock split were filed with the Nevada Secretary of State on January 22, 2015, with an effective date of February 2, 2015.

The amendments are currently being reviewed by the Financial Industry Regulatory Authority ("FINRA"). We will announce the completion of the FINRA review and the effectiveness of the amendment on the market by filing a Current Report on Form 8-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The director and officer of Boreal Productions Inc., who will hold her offices until death, resignation, retirement, removal, disqualification, or until a time as her successor(s) shall be elected and qualified is as follows:

Name and Address                  Age                  Position(s)
----------------                  ---                  -----------

Andrea Fehsenfeld                 45         President, Secretary, Treasurer
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

                           SUMMARY COMPENSATION TABLE

                                                                   Non-Equity   Non-qualified
                                                                   Incentive     Deferred        All
 Name and                                                            Plan         Compen-       Other
 Principal                                    Stock       Option    Compen-       sation       Compen-
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)   sation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------    -----------   ---------  ---------
Andrea          2014    $ 0          0           0           0          0             0            0        $ 0
Fehsenfeld      2013    $ 0          0           0           0          0             0            0        $ 0
President,      2012    $ 0          0           0           0          0             0            0        $ 0
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

As of September 30, 2014, there is a loan payable due to Andrea Fehsenfeld for $52,970, which is non-interest bearing with no specific terms of repayment.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $7,500, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended September 30, 2014.

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

February 12, 2015        Boreal Productions Inc.


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


/s/ Andrea Fehsenfeld         Chief Executive Officer          February 12, 2015
--------------------------    -----------------------          -----------------
Andrea Fehsenfeld                      Title                        Date


/s/ Andrea Fehsenfeld         Chief Financial Officer          February 12, 2015
--------------------------    -----------------------          -----------------
Andrea Fehsenfeld                      Title                        Date


/s/ Andrea Fehsenfeld         Principal Accounting Officer     February 12, 2015
--------------------------    ----------------------------     -----------------
Andrea Fehsenfeld                      Title                        Date