Form 10-Q
period 2014-12-31
DSG Global Inc.
filed 2015-03-12
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2014

                        Commission File Number 000-53988


                                 DSG GLOBAL INC.
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

                                  (310)510-6826
                               (Telephone Number)

                             BOREAL PRODUCTIONS INC.
          (Former name or former address if changed since last report)

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

There were 10,100,000 shares of Common Stock outstanding as of February 23, 2015.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2014, prepared by the company, immediately follow.

                                 DSG GLOBAL INC.
                           fka Boreal Productions Inc.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------



                                                                   As of                As of
                                                                December 31,         September 30,
                                                                    2014                 2014
                                                                 ----------           ----------
                                                                 (Unaudited)           (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                           $      265           $    2,309
                                                                 ----------           ----------
TOTAL CURRENT ASSETS                                                    265                2,309
                                                                 ----------           ----------

      TOTAL ASSETS                                               $      265           $    2,309
                                                                 ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    9,958                9,085
  Loan Payable - Related Party                                       54,970               52,970
                                                                 ----------           ----------
TOTAL CURRENT LIABILITIES                                            64,928               62,055

      TOTAL LIABILITIES                                              64,928               62,055

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as of December 31, 2014 and September 30, 2014                    30,000               30,000
  Additional paid-in capital                                         24,000               24,000
  Deficit accumulated during development stage                     (118,663)            (113,745)
                                                                 ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                          (64,663)             (59,745)
                                                                 ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $      265           $    2,309
                                                                 ==========           ==========


                        See Notes to Financial Statements

                                 DSG GLOBAL INC.
                           fka Boreal Productions Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                            September 24, 2007
                                                 Three Months           Three Months           (inception)
                                                    Ended                  Ended                 through
                                                 December 31,           December 31,           December 31,
                                                     2014                   2013                   2014
                                                 ------------           ------------           ------------
REVENUES
   Revenues                                      $         --           $         --           $         --
                                                 ------------           ------------           ------------
TOTAL REVENUES                                             --                     --                     --

General & Administrative Expenses                         732                     62                 41,690
Professional Fees                                       4,186                     --                 67,423
Impairment of Intellectual Property                        --                     --                  9,550
                                                 ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                 4,917                     62                118,663
                                                 ------------           ------------           ------------

NET INCOME (LOSS)                                $     (4,917)          $        (62)          $   (118,663)
                                                 ============           ============           ============

BASIC EARNINGS PER SHARE                         $       0.00           $       0.00
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         30,000,000             30,000,000
                                                 ============           ============


                        See Notes to Financial Statements

                                 DSG GLOBAL INC.
                           fka Boreal Productions Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        September 24, 2007
                                                                 Three Months         Three Months         (inception)
                                                                    Ended                Ended               through
                                                                 December 31,         December 31,         December 31,
                                                                     2014                 2013                 2014
                                                                  ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $   (4,917)          $      (62)          $ (118,663)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Bank Overdraft                                                        --                   --                   --
    Accounts Payable                                                     873                   --                9,958
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (4,044)                 (62)            (108,705)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                         2,000                   --               54,970
  Issuance of common stock                                                --                   --               54,000
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          2,000                   --              108,970
                                                                  ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                       (2,044)                 (62)                 265

CASH AT BEGINNING OF PERIOD                                            2,309                  476                   --
                                                                  ----------           ----------           ----------

CASH AT END OF PERIOD                                             $      265           $      415           $      265
                                                                  ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $       --           $       --           $       --
                                                                  ==========           ==========           ==========

  Income Taxes                                                    $       --           $       --           $       --
                                                                  ==========           ==========           ==========


                        See Notes to Financial Statements

                                 DSG GLOBAL INC.
                           fka Boreal Productions Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2014


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

                                 DSG GLOBAL INC.
                           fka Boreal Productions Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2014


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 24, 2007 (date of inception) to December 31, 2014 and generated a net loss of $118,663. This condition raises substantial doubt about the Company's ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company's current cash of $265 is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                                 DSG GLOBAL INC.
                           fka Boreal Productions Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2014


NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of December 31, 2014 and December 31, 2013, there was a loan payable due to Andrea Fehsenfeld for $54,970 and $32,872 respectively, which is non interest bearing with no specific repayment terms.

NOTE 6.  INCOME TAXES

                                                         As of December 31, 2014
                                                         -----------------------
Deferred tax assets:
  Net operating tax carryforwards                               $ 118,663
  Other                                                                 0
                                                                ---------
Gross deferred tax assets                                         118,663
Valuation allowance                                              (118,663)
                                                                ---------

Net deferred tax assets                                         $       0
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

NOTE 7. NET OPERATING LOSSES

As of December 31, 2014, the Company has a net operating loss carryforwards of approximately $118,663. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. INTELLECTUAL PROPERTY

During 2009 and 2010, the Company purchased screenplays to develop as movies. As of September 30, 2014, the Company had not been able to develop the projects and has allowed the rights to lapse. The Company therefore felt it was appropriate to write off the asset.

                                 DSG GLOBAL INC.
                           fka Boreal Productions Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2014


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

As of December 31, 2014 the Company had 30,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2014:

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

                                 DSG GLOBAL INC.
                           fka Boreal Productions Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2014


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

PLAN OF OPERATION

MILESTONES

JANUARY 2014-JUNE 2014

For the first six months of 2014, our CEO was looking for new opportunities in the digital content creation and distribution space. With fewer dollars required and fewer restrictions on sponsorship and other attachments, this is a more flexible arena to create content. Currently, we are looking at various projects to consider for optioning and will make our final decisions in the next 3-6 months. In the interim, we are still focusing on securing government soft money towards the production of Crimson Falls. Our final attempt will be this spring.

JULY 2014-DECEMBER 2014

For the last half of 2014, our CEO was meeting with various digital content platforms to discuss projects that are pending. The focus will be securing a single or multi pronged output deal for content distribution. We will also be looking to work jointly with local producers to secure more content to aggregate. We will be patient before optioning any other projects. Crimson Falls was not financed and as such, the option was not renewed.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2014 was $265, with $64,928 in outstanding liabilities, which includes a loan payable of $54,970 to our director. Management believes our current cash balance will not be sufficient to fund operations for the next twelve months. Our director has agreed to advance us funds for operational expenses until we are able to generate revenue; however she has no legal obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $4,917 and $62 for the three months ended December 31, 2014 and 2013, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

Our net loss from inception through December 31, 2014 was $118,663.

Cash provided by financing activities for the period from inception (September 24, 2007) through December 31, 2014 was $108,970, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Boreal Productions' internal controls over financial reporting during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Boreal Productions is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business described in our Form 10-K for the year ended September 30, 2014 as filed with the SEC.

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

Also on January 19, 2015, our company's board of directors approved a resolution to effect a reverse stock split of our authorized and issued and outstanding shares of common stock on a three (3) old for one (1) new basis. Upon effect of the reverse split, our authorized capital will decrease from 375,000,000 shares of common stock to 125,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock will decrease from 30,000,000 to 10,100,000 shares of common stock, all with a par value of $0.001.

Articles of Merger to effect the merger and change of name and a Certificate of Change to effect the reverse stock split were filed with the Nevada Secretary of State on January 22, 2015, with an effective date of February 2, 2015.

The name change and forward split has been reviewed by the Financial Industry Regulatory Authority (FINRA) and has been approved for filing with an effective date of February 23, 2015.

The name change will become effective with the Over-the-Counter Bulletin Board at the opening of trading on February 23, 2015 under the symbol "BRPOD". The "D" will be placed on our ticker symbol for 20 business days at which time our symbol will change to "DSGT". Our new CUSIP number is 23340C104.

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

March 9, 2015             Boreal Productions Inc.


                              /s/ Andrea Fehsenfeld
                              --------------------------------------------------
                          By: Andrea Fehsenfeld
                              (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)