Form 10-Q
period 2015-03-31
DSG Global Inc.
filed 2015-05-20
CIK 1413909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2015

                        Commission File Number 000-53988


                                 DSG GLOBAL INC.
             (Exact name of Registrant as specified in its charter)

          Nevada                                                26-1134956
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

                            214 - 5455 152nd Street,
                           Surrey, BC, V3S 5A5 Canada
                     (Address of principal executive office)

                                 (877) 589-8806
              (Registrant's Telephone Number, Including Area Code)

                             Boreal Productions Inc.
                               8017 Kenyon Avenue
                              Los Angeles, CA 90045
          (Former name and former address if changed since last report)

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

There were 25,365,698 shares of Common Stock outstanding as of May 18, 2015.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2015, prepared by the company, immediately follow.

                                 DSG GLOBAL INC.
                         (f/k/a BOREAL PRODUCTIONS INC.)
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------


                                                                   (Unaudited)          (Audited)
                                                                      As of               As of
                                                                    March 31,          September 30,
                                                                      2015                 2014
                                                                   ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $      336           $    2,309
  Note Receivable                                                      79,738                   --
                                                                   ----------           ----------
TOTAL CURRENT ASSETS                                                   80,075                2,309
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $   80,075           $    2,309
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $   34,504           $    9,085
  Loan Payable - Related Party                                        139,970               52,970
                                                                   ----------           ----------
TOTAL CURRENT LIABILITIES                                             174,474               62,055

      TOTAL LIABILITIES                                               174,474               62,055

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of March 31, 2015 and September 30, 2014                         10,000               10,000
  Additional paid-in capital                                           44,000               44,000
  Deficit accumulated during development stage                       (148,399)            (113,745)
                                                                   ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                            (94,399)             (59,745)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $   80,075           $    2,309
                                                                   ==========           ==========


                        See Notes to Financial Statements

                                 DSG GLOBAL INC.
                         (f/k/a BOREAL PRODUCTIONS INC.)
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           September 24, 2007
                                          Three Months      Three Months     Six Months      Six Months       (inception)
                                             Ended            Ended            Ended           Ended            through
                                            March 31,        March 31,        March 31,       March 31,        March 31,
                                              2015             2014             2015            2014             2015
                                          ------------     ------------     ------------    ------------     ------------
REVENUES
  Revenues                                $         --     $         --     $         --    $         --     $         --
                                          ------------     ------------     ------------    ------------     ------------
TOTAL REVENUES                                      --               --               --              --               --

General & Administrative Expenses                3,360            2,243            4,092           2,304           45,050
Professional Fees                               26,376            5,500           30,562           5,500           93,799
Impairment of Intellectual Property                 --               --               --              --            9,550
                                          ------------     ------------     ------------    ------------     ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         29,737            7,743           34,654           7,804          148,399
                                          ------------     ------------     ------------    ------------     ------------

NET INCOME (LOSS)                         $    (29,737)    $     (7,743)    $    (34,654)   $     (7,804)    $   (148,399)
                                          ============     ============     ============    ============     ============

BASIC EARNINGS PER SHARE                  $       0.00     $       0.00     $       0.00    $       0.00
                                          ============     ============     ============    ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  10,000,000       10,000,000       10,000,000      10,000,000
                                          ============     ============     ============    ============


                        See Notes to Financial Statements

                                 DSG GLOBAL INC.
                         (f/k/a BOREAL PRODUCTIONS INC.)
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         September 24, 2007
                                                                   Six Months           Six Months          (inception)
                                                                     Ended                Ended               through
                                                                   March 31,            March 31,            March 31,
                                                                     2015                 2014                 2015
                                                                  ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  (34,654)          $   (7,804)          $ (148,399)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                           25,419               (5,418)              34,504
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (9,235)             (13,222)            (113,895)

CASH FLOWS FROM INVESTING ACTIVITIES
  Intellectual Property                                                   --                   --                   --
  Note Receivable                                                    (79,738)                  --              (79,738)
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (79,738)                  --              (79,738)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                        87,000               15,878              139,970
  Issuance of common stock                                                --                   --               54,000
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         87,000               15,878              193,970
                                                                  ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                       (1,973)               2,656                  336

CASH AT BEGINNING OF PERIOD                                            2,309                  476                   --
                                                                  ----------           ----------           ----------

CASH AT END OF PERIOD                                             $      336           $    3,132           $      336
                                                                  ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $       --           $       --           $       --
                                                                  ==========           ==========           ==========

  Income Taxes                                                    $       --           $       --           $       --
                                                                  ==========           ==========           ==========


                        See Notes to Financial Statements

                                 DSG GlOBAL INC.
                         (f/k/a BOREAL PRODUCTIONS INC.)
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2015
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of DSG Global Inc. (f/k/a Boreal Productions Inc.) (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of March 31, 2015, the Company has not generated revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. NOTE RECEIVABLE

As of March 31, 2015 and September 30, 2014 there is a note receivable from DSG Tag Systems, Inc. for $79,738 and $0 respectively, that is non-interest bearing with no specific repayment term.

NOTE 4. NOTE PAYABLE - RELATED PARTY

As of March 31, 2015 and September 30, 2014, there is a note payable due to Andrea Fehsenfeld for $139,970 and $52,970 respectively, that is non-interest bearing with no specific repayment terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words "believes," "anticipates," "plans," "seeks," "expects," "intends" and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q could also cause actual results to differ materially from those indicated by the Company's forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

DESCRIPTION OF BUSINESS

OUR CORPORATE HISTORY AND BACKGROUND

DSG Global, Inc. (formerly Boreal Productions Inc.) (the Company) was incorporated under the laws of the State of Nevada on September 24, 2007. Andrea Fehsenfeld was then appointed sole officer and director. The Company was formed to option feature films and TV projects and then package them to sell at a profit to various studios and production companies.

At that time the board of directors voted to seek capital and begin development of our business plan. We received our initial funding of $9,000 through the sale of common stock to Ms. Fehsenfeld who purchased 3,000,000 shares of common stock at $0.003 per share and $45,000 from the sale of 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 per share. On June 11, 2008, we effected a five for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 to 375,000,000 shares of common stock and our outstanding share capital increased from 6,000,000 shares of common stock to 30,000,000 shares of common stock.

We have not achieved revenues and have accrued a net loss of $148,399 since inception through March 31, 2015. We have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. To date we have been unable to raise sufficient capital to finance the production of any film or television production and, consequently, our management has sought alternative strategies, such as business combinations or acquisitions, to create value for our shareholders.

On April 13, 2015, we entered into a share exchange agreement with DSG Tag Systems Inc., a Nevada company ("DSG TAG") and the shareholders of DSG TAG who become parties to the share exchange agreement. Pursuant to the terms of the share exchange agreement, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding shares of DSG TAG's common stock in exchange for the issuance by our company of up to 20,000,000 shares of our common stock to the shareholders of DSG TAG on the basis of one of our common shares for 5.4935 common shares of DSG TAG.

Previously, in anticipation of the share exchange agreement with DSG TAG, we undertook to change our name and effect a reverse stock split of our authorized and issued common stock. Accordingly, on January 19, 2015, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary DSG Global Inc., a Nevada corporation, to effect a name change from Boreal Productions Inc. to DSG Global Inc. Our company remains the surviving company. DSG Global Inc. was formed solely for the change of name.

Also on January 19, 2015, our company's board of directors approved a resolution to effect a reverse stock split of our authorized and issued and outstanding shares of common stock on a three (3) old for one (1) new basis. Upon effect of the reverse split, our authorized capital will decrease from 375,000,000 shares of common stock to 125,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock will decrease from 30,000,000 to 10,000,000 shares of common stock, all with a par value of $0.001.

Articles of Merger to effect the merger and change of name and a Certificate of Change to effect the reverse stock split were filed with the Nevada Secretary of State on January 22, 2015, with an effective date of February 2, 2015. The name change and forward split were reviewed by the Financial Industry Regulatory Authority (FINRA) were approved for filing with an effective date of February 23, 2015.

The name change became effective with the Over-the-Counter Bulletin Board and OTC Markets quotation system at the opening of trading on February 23, 2015 under the symbol "BRPOD". Effective March 19, 2015 our stock symbol changed to "DSGT". Our new CUSIP number following the symbol change is 23340C104.

On May 6, 2015, we completed the acquisition of 75% of the issued and outstanding common shares of DSG TAG (82,435,748 shares) as contemplated by the share exchange agreement by issuing 15,185,875 shares of our common stock to 12 shareholders of DSG TAG who became parties to the agreement. As a result of our acquisition on May 6, 2015 of the common shares of DSG TAG, we have voting and dispositive control over 75% of the issued and outstanding securities of DSG TAG, making it our majority-owned subsidiary. We may continue to acquire additional outstanding common shares of DSG TAG pursuant to the April 13, 2015 share exchange agreement as additional shareholders of DSG TAG become parties to the agreement.

Our principal executive office is located at 214 - 5455 152nd Street, Surrey, BC, V3S 5A5 Canada. The telephone number at our principal executive office is 1
(877) 589 - 8806. We also have an international sales office at Avondale House, 262 Uxbridge Road, Pinner, Middlesex, HA5 4HS, United Kingdom.

BUSINESS SUBSEQUENT TO THE CLOSING OF THE SHARE EXCHANGE AGREEMENT

Subsequent to the closing of the share exchange agreement with DSG TAG, we have adopted the business and operations of DSG TAG.

DSG TAG was incorporated under the laws of the State of Nevada on April 17, 2008 and extra provincially registered in British Columbia, Canada in 2008. In March 2011, DSG TAG formed DSG Tag Systems International, Ltd. in the United Kingdom ("DSG UK"). DSG UK is a wholly owned subsidiary of DSG TAG.

DSG TAG is a technology development company based in Surrey, British Columbia, Canada, engaged in the design, manufacture, and marketing of fleet management solutions for the golf industry, as well as commercial, government and military applications. Its principal activities are the sale and rental of GPS tracking devices and interfaces for golf vehicles, and related support services. The company was founded by a group of individuals who have dedicated their careers to fleet management technologies and have been at the forefront of the industry's most innovative developments. The company has developed the TAG suite of products that represents a major breakthrough as the first completely modular fleet management solution for the golf industry. The Executive Team has over 50 years' experience in the design and manufacture of wireless, GPS, and fleet tracking solutions. The TAG suite of products is currently sold and installed around the world in golf facilities and commercial applications through a network of established distributors and partnerships with some of the most notable brands in fleet and equipment manufacture.

The company specializes in the vehicle fleet management industry. DSG stands for "Digital Security Guard" which is the company's primary value statement giving fleet operator's new capabilities to track and control their vehicles. The company has developed a proprietary combination of hardware and software that is marketed around the world as the TAG System. The company has primarily focused on the golf industry where the TAG System is deployed to help golf course operators manage their fleet of golf carts, turf equipment, and utility vehicles. DSG is now a leader in the category of Fleet Management in the golf industry and was awarded "Best Technology of the Year" in 2010 by THE BOARDROOM, the official publication for the association of private club directors. To date the TAG is installed on over 8,000 vehicles and the company has monitored over 6,000,000 rounds.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2015 was $336. There is a note receivable of $79,738 from DSG Tag Systems Inc and $174,474 in outstanding liabilities, which includes $34,504 in accounts payable and a related party loan payable of $139,970. Management believes our current cash balance will not be sufficient to fund operations for the next twelve months.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $29,737 and $7,743 for the three months ended March 31, 2015 and 2014, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

We incurred operating expenses of $34,654 and $7,804 for the six months ended March 31, 2015 and 2014, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

Our net loss from inception through March 31, 2015 was $148,399.

Cash provided by financing activities for the period from inception (September 24, 2007) through March 31, 2015 was $54,000, resulting from the sale of 3,000,000 shares of common stock issued to our director at $0.003 per share for $9,000 and 3,000,000 shares of common stock issued to 30 un-affiliated investors at $0.015 for proceeds of $45,000.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in DSG Global's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that DSG Global's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in DSG Global's internal controls over financial reporting during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DSG Global is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.                        Description
-----------                        -----------
3.1.1        Articles of Incorporation*
3.1.2        Articles of Merger filed with the Nevada Secretary of State on
             January 22, 2015 with an effective date of February 2, 2015**
3.1.3        Certificate of Change filed with the Nevada Secretary of State on
             January 22, 2015 with an effective date of February 2, 2015**
3.1.4        Certificate of Correction**
3.2          Bylaws*
31.1         Rule 13a-14(a)/15d-14(a) Certification
31.2         Rule 13a-14(a)/15d-14(a) Certification
32.1         Certification Pursuant to 18 U.S.C. 1350
101          Interactive data files pursuant to Rule 405 of Regulation S-T

----------
* Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-146842), filed October 22, 2007.
** Incorporated by reference to Current Report on Form 8-K (File No. 000-53988), filed February 26, 2015.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 18, 2015             DSG Global, Inc.


                             /s/ Robert Silzer
                             ---------------------------------------------------
                         By: Robert Silzer
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Director)