Form 10-Q
period 2015-06-30
DSG Global Inc.
filed 2015-08-14
CIK 1413909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

☐	Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 000-53988

DSG GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1134956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 - 5455 152nd Street
Surrey, British Columbia V3S 5A5, Canada
(Address of principal executive offices, zip code)

(604) 575-3848
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller” reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 7, 2015, the issuer had 30,107,185 shares of common stock issued and outstanding.

DSG GLOBAL INC.

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

DSG GLOBAL INC AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$266,825	$91,840
Trade receivables, net	107,391	161,578
Inventories	191,607	308,921
Prepaid expenses and deposits	200,819	356,258
Other current assets	53,256	63,138
Receivable from related party	122,868	127,793
TOTAL CURRENT ASSETS	942,766	1,109,528

NON-CURRENT ASSETS
Intangible assets, net	20,474	18,880
Fixed assets, net	9,128	3,914
Equipment on lease, net	216,614	266,319
TOTAL NON-CURRENT ASSETS	246,215	289,114

TOTAL ASSETS	$1,188,981	$1,398,643

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade and other payables	$1,129,607	$785,771
Deferred revenue	15,066	-
Payable to shareholder	149,766	-
Convertible note payable to related party	310,000	-
Convertible loans payable	1,267,590	1,276,732
TOTAL CURRENT LIABILITIES	2,872,029	2,062,503

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 125,000,000 shares authorized and 30,107,185
outstanding at June 30, 2015 and 20,107,176 outstanding at December 31, 2014	30,107	20,107
Additional paid in capital	20,995,261	21,203,806
Other accumulated comprehensive income	1,061,095	1,006,129
Non-controlling interest	(407,450)	(260,479)
Accumulated deficit	(23,362,060)	(22,633,424)
TOTAL STOCKHOLDERS' DEFICIT	(1,683,047)	(663,860)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,188,981	$1,398,643

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$469,035	$1,124,703	$1,259,215	$1,768,371
Cost of revenue	240,997	738,957	729,044	1,078,739
Gross profit	228,038	385,746	530,171	689,632

Operating Expenses
Compensation expense	173,397	109,830	326,317	235,596
Research and development expense	15,416	-	34,849	-
General and administration expense	414,925	255,210	746,153	504,092
Warranty expense	46,494	1,135	105,337	1,135
Bad debt	8,861	-	8,861	-
Depreciation and amortization expense	9,749	3,929	18,453	21,920
Total operating expense	668,841	370,104	1,239,969	762,743
Loss from operations	(440,803)	15,642	(709,798)	(73,111)

Other Income (Expense)
Foreign currency exchange	(14,387)	257,185	(35,382)	17,426
Fines and penalties	(4,677)	(2,904)	(7,130)	(562)
Finance costs	(93,910)	(523,672)	(141,708)	(814,888)
Total Other Expense	(112,974)	(269,391)	(184,220)	(798,025)

Loss from continuing operations before income taxes	(553,777)	(253,749)	(894,018)	(871,136)

Provision for income taxes	-	-	-	-

Net loss	(553,777)	(253,749)	(894,018)	(871,136)

Less attributed to noncontolling interest	90,150	1,256	146,971	4,314

Net loss attributable to controlling interest	(463,627)	(252,493)	(747,047)	(866,822)

Other comprehensive income and expense
Foreign currency translation	(12,347)	(321,871)	54,965	(32,042)

Comprehensive loss	$(475,974)	$(574,364)	$(692,082)	$(898,864)

Net loss per share Basic and Diluted:
Basic	$(0.020)	$(0.013)	$(0.034)	$(0.043)
Diluted	$(0.020)	$(0.013)	$(0.034)	$(0.043)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	23,265,074	20,107,176	21,990,586	20,107,176
Diluted	23,265,074	20,107,176	21,990,586	20,107,176

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL INC.  AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2015	June 30, 2014

Net loss	$(894,018)	$(871,136)
Less net loss attributable to noncontrolling interest	(146,971)	(4,314)
Net loss attributable to the Company	(747,047)	(866,822)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,453	21,920
Non-cash financing costs	-	204,150
Notes issusd for services	234,791	-

(Increase) decrease in assets:
Trade receivables, net	43,306	(164,830)
Inventories	96,647	57,176
Prepaid expense and deposits	53,540	(19,651)
Related party receivable	(4,054)	(20,767)
Other assets	3,212	(27,584)
Increase (decrease) in current liabilities:
Trade payables and accruals	374,066	999
Deferred revenue	15,214	(1,461)
Net cash used in operating activities	88,128	(816,870)

Cash flows from investing activities
Purchase of property, plant and equipment	(7,605)	-
Return (purchase) of equipment on lease	26,710	(42,912)
Purchase of intangible assets	(2,943)	(701)
Cash acquired from merger	81,420	-
Net cash provided by (used in) investing activities	97,582	(43,613)

Cash flows from financing activities
Bank overdraft	-	13,500
Proceeds from issuance of shares	-	159,531
Line of credit	-	325,470
Payments on notes payable	(126,192)	(59,254)
Proceeds from note payable	126,695	435,599
Related party loan payable, net	(164)	-
Net cash provided by financing activities	339	874,846

Net increase in cash and cash equivalents	186,049	14,363

Effect of exchange rate changes on cash and cash equivalents	(11,064)	(14,363)

Cash and cash equivalents at beginning of period	91,840	-
Cash and cash equivalents at the end of the period	$266,825	$-

Supplemental disclosures

Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$5,803	$135,429

Supplemental schedule of non-cash financing activities:
Issuance of stock for financing costs	$-	$204,150

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –ORGANIZATION

DSG Global Inc. (formerly Boreal Productions Inc.) was incorporated under the laws of the State of Nevada on September 24, 2007. We were formed to option feature films and TV projects to be packaged for sale to movie studios and production companies.

Previously, in anticipation of the share exchange agreement with DSG Tag Systems, Inc. (“DSG TAG”), we undertook to change our name and effect a reverse stock split of our authorized and issued common stock. Accordingly, on January 19, 2015, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary DSG Global Inc., a Nevada corporation, to effect a name change from Boreal Productions Inc. to DSG Global Inc. Our company remains the surviving company. DSG Global Inc. was formed solely for the change of our name.

Subsequent to the closing of the share exchange agreement with DSG TAG, we have adopted the business and operations of DSG TAG.

DSG TAG was incorporated under the laws of the State of Nevada on April 17, 2008 and extra provincially registered in British Columbia, Canada in 2008.  In March 2011, DSG TAG formed DSG Tag Systems International, Ltd. in the United Kingdom (“DSG UK”). DSG UK is a wholly owned subsidiary of DSG TAG.

Reverse Acquisition

On April 13, 2015, we entered into a share exchange agreement with DSG TAG and the shareholders of DSG TAG who become parties to the agreement.  Pursuant to the terms of the share exchange agreement, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding common shares in the capital stock of DSG TAG in exchange for the issuance to the selling shareholders of up to 20,000,000 shares of our common stock on the basis of 1 common share for 5.4935 common shares of DSG TAG.

On May 6, 2015, we completed the acquisition of approximately 75% (82,435,748 common shares) of the issued and outstanding common shares of DSG TAG as contemplated by the share exchange agreement by issuing 15,185,875 shares of our common stock to shareholders of DSG TAG who became parties to the agreement.  In addition, concurrent with the closing of the share exchange agreement, we issued an additional 179,823 shares of our common stock to Westergaard Holdings Ltd. in partial settlement of accrued interest on outstanding indebtedness of DSG TAG.

Following the initial closing of the share exchange agreement and through July 6, 2015, we acquired an additional 27,035,175 shares of common stock of DSG TAG from shareholders who became parties to the share exchange agreement, and issued to these shareholders an aggregate of 4,921,303 shares of our common stock.  Following completion of these additional purchases, DSG Global owns approximately 99.9% (109,470,923 common shares) of the issued and outstanding shares of common stock of DSG TAG.

An aggregate of 101,200 of the issued and outstanding shares of common stock of DSG TAG (less than 0.1%) continues to be held by one shareholder of DSG TAG who has informed us that she will not exchange her shares for our common stock pursuant to the share exchange agreement and has commenced litigation against DSG TAG to recover her investment in a convertible note payable that was due in October 2014. See Part II, Item 1. “Legal Proceeding,” of this Form 10-Q for a description of the legal proceedings. Additionally, an aggregate of 4,309,384 shares of Series A Convertible Preferred Stock of DSG TAG continues to be held by Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a member of our board of directors.

The reverse acquisition was accounted for as a recapitalization effected by a share exchange, wherein DSG TAG Systems is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. We adopted the business and operations of DSG TAG upon the closing of the share exchange agreement.

When used in these notes, the terms “Company,” “we,” “our,” or “us” mean DSG Global Inc. and its subsidiary DSG Tag Systems, Inc. and its wholly-owned subsidiary DSG Tag Systems International, Ltd.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended June 30, 2015 are not necessarily indicative of the operating results for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission on May12, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of DSG Global Inc. and its subsidiary DSG Tag Systems, Inc. and its wholly owned subsidiary DSG Tag Systems International, Ltd., collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined.

Exchange (Loss) Gain

During the three and six months ended June 30, 2015 and 2014, the transactions of the Company and its subsidiaries were denominated in foreign currencies and were recorded in Canadian dollar (CAD), or British Pounds (GBP), at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive (Loss) Income

The accounts of the Company and its subsidiaries were maintained, and its financial statements were expressed, in CAD and GBP. Such financial statements were translated into United States dollars (USD) with the CAD or GBP as the functional currency. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholders’ deficit is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity.

Reportable Segment

The Company has one reportable segment. The Company’s activities are interrelated and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of financial products provided as a single global business.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. The Company accrues for warranty costs, sales returns, and other allowances based on its historical experience.

Research and Development

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached.   Research and development is expensed and is included in operating expenses.

Income Taxes

The Company utilizes the liability method of accounting for income tax.  Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statements and tax basis of assets and liabilities measured by the current enacted tax rates in effect for the years in which these differences are expected to reverse.

The Company has adopted accounting standards for the accounting for uncertain income taxes.  These standards provide guidance for the accounting and disclosure about uncertain tax positions taken.  Management believes that all of the positions taken in its federal and states income tax returns are more likely than not to be sustained upon examination.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in Canada, United States and the United Kingdom. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2015 and December 31, 2014, there were no uninsured balances for accounts in Canada, the United States and the United Kingdom. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. The allowance for doubtful accounts as of June 30, 2015 and December 31, 2014 was $50,119 and $50,836, respectively.

Financing Receivables and Guarantees

The Company provides financing arrangements, including operating leases and financed service contracts for certain qualified customers. Lease receivables primarily represent sales-type and direct-financing leases. Leases typically have two- to three-year terms and are collateralized by a security interest in the underlying assets. The Company makes an allowance for uncollectible financing receivables based on a variety of factors, including the risk rating of the portfolio, macroeconomic conditions, historical experience, and other market factors. At June 30, 2015 and December 31, 2014 management determined that there was no allowance necessary. The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers. The Company could be called upon to make payment under these guarantees in the event of nonpayment to the third party.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs were $263,739 and $15,422 for the six months ended June 30, 2015 and 2014, respectively. The increase in advertising costs was due to new branding, marketing and media management, and new promotional documentation.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of June 30, 2015 and December 31, 2014, inventory only consisted of finished goods.

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Rental equipment
Tag	10 years useful life
Touch/Text	8 years useful life
Office furniture and equipment	5 years useful life
Computer equipment	3 years useful life

As of June 30, 2015 and December 31, 2014, fixed assets consisted of the following:

	June 30, 2015	December 31, 2014

Furniture and equipment	$26,827	$17,619
Computer equipment	20,818	25,512
Accumulated depreciation	(38,517)	(39,217)
	$9,128	$3,914

As of June 30, 2015 and December 31, 2014, leased equipment consisted of the following:

	June 30, 2015	December 31, 2014

Tags	$209,037	$229,156
Text	35,186	37,494
Touch	80,392	110,822
Accumulated Depreciation	(108,003)	(111,152)
	$216,614	$266,319

As of the three months ended June 30, 2015 and 2014, total depreciation expense was $9,749 and $3,929 for the fixed assets and leased equipment, respectively.

As of the six months ended June 30, 2015 and 2014, total depreciation expense was $18,453 and $21,920 for the fixed assets and leased equipment, respectively.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.”

As of June 30, 2015 and December 31, 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Our potentially dilutive shares, which include outstanding convertible loans and notes, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net loss attributable to controlling interest	$(463,627)	$(252,493)	$(747,047)	$(866,822)
Net loss per share Basic and Diluted:
Basic	$(0.020)	$(0.013)	$(0.034)	$(0.043)
Diluted	$(0.020)	$(0.013)	$(0.034)	$(0.043)

Weighted average number of shares used in computing
basic and diluted net loss per share:
Basic	23,265,074	20,107,176	21,990,586	20,107,176
Diluted	23,265,074	20,107,176	21,990,586	20,107,176

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of June 30, 2015.

Stock-Based Compensation

We recognize all share-based payments to employees and to non-employee directors as compensation for service on our board of directors as compensation expense in the consolidated financial statements based on the fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the six months ended June 30, 2015 that we believe would have a material impact on our financial position or results of operations.

Note 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $23,362,060 as of June 30, 2015 and had a net loss of $894,018 for the six months ended June 30, 2015.

While the Company is growing revenues and attempting to improve margins and lower costs, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise   additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – ACCOUNTS RECEIVABLE, NET

As of June 30, 2015 and December 31, 2014, accounts receivable consist of the following:

	June 30, 2015	December 31, 2014

Accounts receivables	$157,510	$212,414
Allowance for bad debt	(50,119)	(50,836)
Total accounts receivables, net	$107,391	$161,578

Note 5 – OTHER ASSETS

Other assets consist of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

GST/VAT Receivable	$53,256	$63,138
	$53,256	$63,138

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Intangible Asset - Patent	$20,474	$18,880
	$20,474	$18,880

Patents were deemed to have indefinite lives and are not amortized but are tested for impairment annually.  As of June 30, 2015, the Company concluded there was no impairment.

Note 7 – TRADE AND OTHER PAYABLES

As of June 30, 2015 and December 31, 2014, trade and other payables consist of the following:

	June 30, 2015	December 31, 2014

Accounts payable	$823,010	$615,019
Accrued expenses	64,088	55,666
Accrued interest	210,766	90,769
Other liabilities	31,743	24,317
Total payables	$1,129,607	$785,771

Note 8 – LOANS PAYABLE

	June 30, 2015	December 31, 2014

Unsecured, due on demand, interest 15% per annum	$200,425	$215,500
Unsecured, due on demand, interest 36% per annum	80,170	-
Unsecured, interest at 15.2% per annum, maturing on dates from February 28, 2015 to December 24, 2015. Principal is repayable in cash or Tag units. Repayment can
also be requested to be converted to shares of the company.	986,995	1,061,232
Total	$1,267,590	$1,276,732
Current portion	1,267,590	1,276,732
Long term portion	$-	$-

Note 9 – CONVERTIBLE LOAN TO RELATED PARTY

	June 30, 2015	December 31, 2014
Unsecured, interest 5% per annum, matures March 30, 2016, and
is convertible at $1.25 per share, to a related party (see Note 13)	$310,000	$-
Total current portion	$310,000	$-

Note 10 – PAYABLE TO SHAREHOLDER

The Company has $149,766 payable to a shareholder and former director of the Company that is unsecured and carries no interest.  On July 15, 2015, the parties agreed to convert this debt into shares of the Company’s common stock at a conversion price equal to the price at which the Company sells shares of common stock in its next equity financing.

Note 11 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 125,000,000 shares of common stock authorized, each having a par value of $0.001, as of June 30, 2015 and December 31, 2014. According to the Share Exchange Agreement dated April 13, 2015, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding common shares of DSG TAG in exchange for the issuance to the subscribing shareholders of up to 20,000,000 shares of our common stock on the basis of 1 common share of DSG Global Inc. for 5.4935 common shares of DSG TAG.  The Company also issued an additional 179,823 common shares to a director of DSG TAG to meet debt agreement obligations. There were 30,107,185 and 20,107,176 shares of common stock of the Company issued and outstanding as of June 30, 2015 and December 31, 2014, respectively. Each share of common stock is entitled to one (1) vote.

Non-controlling Interest

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of June 30, 2015 and December 31, 2014. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014.  The Series A Shares have no general voting rights and carry a 5% per annum interest rate. Series A Shares that are converted to common shares are entitled to the same voting rights as other common shareholders.  At any time on or after the issuance date any holder of Series A Shares may convert to common stock based on predetermined conversion price of $1.25 per share.  The preferred shares are recorded in the consolidated financial statements as non-controlling interest.  The Series A Shares were not exchange for securities of DSG Global Inc. as part of the Share Exchange Agreement.  The Series A Shares are subject to a redemption obligation pursuant to which the Company must redeem at a price of $1.25 per share, 900,000 Series A Shares ($1,250,000) by August 31, 2015, an additional 900,000 Series A Shares ($1,250,000) by September 30, 2015, and the remaining 2,509,384 Series A Shares ($3,136,730) by November 1, 2015.

Two shareholders of DSG TAG had not exchanged their shares of DSG TAG for shares of DSG Global Inc., which resulted in a 16.47% non-controlling interest as of June 30, 2015 and December 31, 2014.  Non-controlling interest as of June 30, 2015 and December 31, 2014 was $(260,479) and $(407,450), respectively.

Note 12 – STOCK OPTIONS AND WARRANTS

Stock Compensation to employees and officers

On March 1, 2013, the Company extended warrants issued in 2008 to five employees and officers that were to expire on March 31, 2013 to December 31, 2016.  The Company issued warrants to these individuals to purchase an aggregate of 7,006,098 shares of common stock.  The warrants had an exercise price of $0.23 per share. The fair value of the warrants at the time they were extended was estimated at $769,760 using a Black-Scholes model with the following assumptions:  expected volatility of 17%, risk free interest of 0.38%, expected life of 3 years and no dividends.  The fair value of the warrants were recorded as equity and compensation expense.   On January 18, 2015, DSG TAG cancelled 5,913,898 of the warrants. The remaining 1,092,200 of the warrants have not yet been exercised and are currently outstanding as of June 30, 2015.  These warrants are exercisable into shares of common stock of DSG Global Inc. at the rate of 1 share of DSG Global for each 5.4935 shares of DSG TAG.

Stock Warrant for Convertible Loan

In connection with the extension of a convertible loan for $2,614,268, DSG TAG issued warrants to the convertible loan holder to purchase an aggregate of 546,100 shares of common stock of DSG TAG.  The warrants had an exercise price of $0.23 per share and an expiration date of December 31, 2016.  The fair value of the warrants was estimated at $112,596 using a Black-Scholes model with the following assumptions:  expected volatility of 15%, risk free interest of 0.68%, expected life of 3 years and no dividends.  The fair value of the warrants was recorded as equity and a debt discount and was amortized to interest expense over the term of the loan.  The final debt discount balance as of December 31, 2013 was $96,724.  The convertible loan was converted into equity in September 2014 at which time the remaining unamortized debt discount of $69,233 was expensed.  On January 18, 2015, the warrants were cancelled.

Note 13 – RELATED PARTY TRANSACTIONS

On March 31, 2015 the Company entered into an agreement with a marketing firm that is owned by one of the directors of the Company.  The terms included cash payment of $17,500 and a note in the amount of $310,000, with 5% interest per annum, convertible at the election of the holder into 248,000 shares of Common Stock of DSG Global Inc. at a price of $1.25 per share, maturing on March 30, 2016. As of June 30, 2015, approximately 75% of the marketing services related to the agreement have been provided and we have therefore expensed $234,791 and the remaining $75,500 is recorded as a prepaid deposit.

A shareholder and former director of the Company is owed $149,766. On May 6, 2015 upon the closing of the Share Exchange Agreement, the director resigned.  On July 15, 2015, the parties agreed to convert this debt into shares of the Company’s common stock at a conversion price equal to the price at which the Company sells shares of common stock in its next equity financing.

Amount due from related party at June 30, 2015 and December 31, 2014 was $122,868 and $127,793, respectively. The amounts consist of advances to a director and officer of the Company. These amounts are unsecured, non-interest bearing and due on demand.

A director and officer of the Company converted all accrued interest and loans payable to common stock and preferred stock. The total amount converted in 2014 was $5,386,731 into Series A Shares and $2,502,168 into common stock of DSG TAG, which shares of common stock were exchanged for shares of DSG Global Inc. pursuant to the Share Exchange Agreement.  See Note 11.

Note 14 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the six months ended June 30, 2015 and 2014.

	Three month ended		Six month ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income Tax Expense
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

The following are the components of income before income tax reflected in the Statement of Operations for the three and six months ended June 30, 2015 and 2014:

	Three month ended		Six month ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Component of Loss Before Income Tax and Non-Controlling Interest
Loss before income tax and non-controlling Interest	$(553,777)	$(253,749)	$(894,018)	$(871,136)

Income Tax	$-	$-	$-	$-

Effective tax rate	0%	0%	0%	0%

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the ability to recover the deferred tax assets within the jurisdiction from which they arise, the Company considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company began with historical results adjusted for changes in accounting policies and incorporates assumptions including the amount of future pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimate the Company are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company consider three years of cumulative operating income (loss).

As of June 30, 2015, the Company had net operating losses, or NOLs, of approximately $23 million to offset future taxable income in Canada and the United Kingdom. The deferred tax assets at June 30, 2015 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 15 – GEOGRAPHIC SEGMENT INFORMATION

As a result of the formation of DSG UK on March 2011, the Company operates in two regions: Canada and the United Kingdom.  All inter-company transactions are eliminated in consolidation.

Six Months Ended June 30, 2015

	Canada	United Kingdom	United States	Elimination	Consolidated

Revenue	$1,027,177	$470,639	-	$(238,601)	$1,259,215
Cost of Revenue	660,965	306,680	-	(238,601)	729,044
Total Expenses	1,092,763	141,642	5,564	-	1,239,969
Other Income (Expenses)	(166,342)	(17,878)	-	-	(184,220)
Non-controlling Interest	146,971	-	-	-	146,971
Net (Loss) Income	(745,922)	4,439	(5,564)	-	(747,047)
Assets	1,180,116	7,310	1,555	-	1,188,981
Liabilities	2,668,688	32,697	170,644	-	2,872,029

Six Months Ended June 30, 2014

	Canada	United Kingdom	Elimination	Consolidated

Revenue	$1,503,057	$427,039	$(161,725)	$1,768,371
Cost of Revenue	1,000,856	239,608	(161,725)	1,078,739
Total Expenses	654,545	108,198	-	762,743
Other Income (Expenses)	(792,309)	(5,716)	-	(798,025)
Non-controlling Interest	4,314	-	-	4,314
Net (Loss) Income	(940,339)	73,517	-	(866,822)
Assets	965,737	90,079	-	1,055,816
Liabilities	11,369,932	59,562	-	11,429,494

Note 16 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases offices in Canada under a renewable operating lease which expired on January 31, 2014, following which the term of the lease is month to month, with 30 days’ notice to terminate. The annual rent for the premises in Canada is approximately $70,000. For the six months ended June 30, 2015 and 2014, the aggregate rental expense was $50,339 and $40,066, respectively. Rent expense included other amounts paid in Canada and the United Kingdom for warehouse storage and offices on a month-to-month or as-needed basis.

The Company signed an operating lease agreement through National Leasing for a photocopier. The lease terms are for 60 months commencing on May 22, 2015 and ending April 22, 2020 with a monthly lease payment of approximately $185.

Product Warranties

The Company’s product warranty costs are part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for a period of one year. The Company’s past experience with warranty related costs have not been material and have therefore expensed the cost as incurred and have not set up any allowance for future potential warranty cost. The warranty expense incurred was $105,337 and $1,135 for the six months ended June 30, 2015 and 2014.

In the normal course of business, the Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on the Company’s operating results, financial position, or cash flows.

The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers.

Note 17 – LEGAL MATTERS

On December 30, 2012 a corporation filed an action against the Company in the United States courts claiming patent infringement. On March 8, 2013 the parties agreed to a settlement, with the Company admitting no wrongdoing, in the amount of $125,000. The settlement is to be paid over an 18 month period in equal installments of $7,500 with annual interest at a rate of 8%. The Company has accrued all liabilities related to this matter in the financial statements.

On June 4, 2015, a shareholder of the Company’s subsidiary filed a lawsuit to recover a loan of CAD$100,000 which was made on October 16, 2012 and was due on July 16, 2013 with accrued interest. A response to the claim was submitted on June 29, 2015. The shareholder’s loan and accrued interest is appropriately recorded in these financial statements.

Note 18 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to the six months ended June 30, 2015 through August 11, 2015 for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

On July 20, 2015, the Company engaged Burnham Securities Inc. as exclusive financial advisor to assist the Company in raising capital through equity, equity-linked or debt financing arrangements.

The Company has $149,766 payable to a shareholder and former director of the Company that is unsecured and carries no interest.  On July 15, 2015, the parties agreed to convert this debt into shares of the Company’s common stock at a conversion price equal to the price at which the Company sells shares of common stock in its next equity financing.

On August 11, 2015, DSG TAG entered into a Third Addendum to Subscription Agreement / Debt Settlement (the “Addendum”) with Westergaard Holdings Ltd., an affiliate of a member of our board of directors and a shareholder of the Company.  The Addendum amends the Subscription / Debt Settlement Agreement dated September 26, 2014 between DSG TAG and Westergaard Holdings, as previously amended.  Westergaard Holdings owns 4,309,384 Series A Shares. Pursuant to the settlement agreement, DSG TAG has agreed that DSG Global Inc. will complete financings for gross proceeds of at least $10 million and use a portion of the proceeds to redeem all of the Series A Shares.  The Addendum modifies the redemption provisions, which now obligate the Company to raise capital and redeem the Series A Shares at a price of $1.25 per share as follows: (i) on or before August 31, 2015, the Company must complete a financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 Series A Shares; (ii) on or before September 30, 2015, the Company must complete an additional financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 additional Series A Shares; and (iii) on or before November 1, 2015, the Company must complete an additional financing for gross proceeds of at least $5.0 million and use at least $3.14 million to redeem the remaining 2,509,384 Series A Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial and operating results;

•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

•	the timing and success of our business plan;

•	our plans regarding future financings;

•	our ability to attract and retain customers;

•	our dependence on growth in our customers’ businesses;

•	the effects of market conditions on our stock price and operating results;

•	our ability to maintain our competitive technological advantages against competitors in our industry;

•	the expansion of our business in our core golf market as well as in new markets like commercial fleet management and agriculture;

•	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

•	our ability to introduce new offerings and bring them to market in a timely manner;

•	our ability to maintain, protect and enhance our intellectual property;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies or technologies; and

•	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to uncertainties, assumptions and business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Overview

DSG Global Inc. is a technology development company based in Surrey, British Columbia, Canada, engaged in the design, manufacture, and marketing of fleet management solutions for the golf industry, as well as commercial, government and military applications. Our principal activities are the sale and rental of GPS tracking devices and interfaces for golf vehicles, and related support services. We were founded by a group of individuals who have dedicated their careers to fleet management technologies and have been at the forefront of the industry's most innovative developments, and our executive team has over 50 years of experience in the design and manufacture of wireless, GPS, and fleet tracking solutions. We have developed the TAG suite of products that we believe is the first completely modular fleet management solution for the golf industry. The TAG suite of products is currently sold and installed around the world in golf facilities and as commercial applications through a network of established distributors and partnerships with some of the most notable brands in fleet and equipment manufacture.

DSG stands for “Digital Security Guard”, which is our primary value statement giving fleet operator’s new capabilities to track and control their vehicles. We have developed a proprietary combination of hardware and software that is marketed around the world as the TAG system.  We have primarily focused on the golf industry where the TAG system is deployed to help golf course operators manage their fleet of golf carts, turf equipment, and utility vehicles.  We are a leader in the category of fleet management in the golf industry and were awarded “Best Technology of the Year” in 2010 by Boardroom magazine, a publication of the National Golf Course Owners Association. To date the TAG system is installed on over 8,000 vehicles and has been used to monitor over 6,000,000 rounds of golf.

The TAG system fills a void in the marketplace by offering a modular structure that allows the customer to customize their system to meet desired functionality and budget constraints. In addition to the core TAG system vehicle control functionality, which can operate independently, we offer two golfer information display systems -- the alphanumeric TEXT and high definition TOUCH -- providing the operator with two display options which is unique in the industry.

The primary market for our TAG system is the 40,000 golf operations worldwide.  While the golf industry remains the primary focus of our sales and marketing efforts, we have completed several successful pilots of the TAG system in other markets such as agriculture and commercial fleet operations. With appropriate resources, we intend to expand our sales and marketing efforts into these new markets.

We have a direct sales force in North America, which comprises the most significant portion of the golf fleet market, and have developed key relationships with distributors and golf equipment manufacturs such as E-Z-GO, Yamaha and Ransomes Jacobsen to help drive sales for the North American and worldwide markets.

Reverse Acquisition

DSG Global Inc. (formerly Boreal Productions Inc.) was incorporated under the laws of the State of Nevada on September 24, 2007.  We were formed to option feature films and TV projects to be packaged and sold to movie studios and production companies.

In January 2015, we changed our name to DSG Global Inc. and effected a one-for-three reverse stock split of our issued and outstanding common stock in anticipation of entering in a share exchange agreement with DSG TAG Systems, Inc., a corporation incorporated under the laws of the State of Nevada on April 17, 2008 and extra provincially registered in British Columbia, Canada in 2008.

On April 13, 2015, we entered into a share exchange agreement with DSG TAG Systems Inc. and the shareholders of DSG TAG Systems who become parties to the agreement.  Pursuant to the terms of the share exchange agreement, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding common shares in the capital stock of DSG TAG Systems in exchange for the issuance to the selling shareholders of up to 20,000,000 shares of our common stock on the basis of 1 common share for 5.4935 common shares of DSG TAG Systems.

On May 6, 2015, we completed the acquisition of approximately 75% (82,435,748 common shares) of the issued and outstanding common shares of DSG TAG Systems as contemplated by the share exchange agreement by issuing 15,185,875 shares of our common stock to shareholders of DSG TAG Systems who became parties to the agreement.  In addition, concurrent with the closing of the share exchange agreement, we issued an additional 179,823 shares of our common stock to Westergaard Holdings Ltd. in partial settlement of accrued interest on outstanding indebtedness of DSG TAG Systems.

Following the initial closing of the share exchange agreement and through July 6, 2015, we acquired an additional 27,035,175 shares of common stock of DSG TAG Systems from shareholders who became parties to the share exchange agreement, and issued to these shareholders an aggregate of 4,921,303 shares of our common stock.  Following completion of these additional purchases, DSG Global owns approximately 99.6% (109,470,923 common shares) of the issued and outstanding shares of common stock of DSG TAG Systems.

An aggregate of 101,200 of the issued and outstanding shares of common stock of DSG TAG Systems (less than 0.1%) continues to be held by one shareholder of DSG TAG Systems who has informed us that she will not exchange her shares for our common stock pursuant to the share exchange agreement and has commenced litigation against DSG TAG Systems to recover her investment in a convertible note payable that was due in October 2014. See Part II, Item 1. “Legal Proceeding,” of this Form 10-Q for a description of the legal proceedings. Additionally, an aggregate of 4,309,384 shares of Series A Convertible Preferred Stock of DSG TAG Systems continues to be held by Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a member of our board of directors.

The reverse acquisition was accounted for as a recapitalization effected by a share exchange, wherein DSG TAG Systems is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. We adopted the business and operations of DSG TAG Systems upon the closing of the share exchange agreement.

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges and other factors, including the following:

Inventory Sourcing

In order to successfully deliver products, increase sales, and maintain customer satisfaction, we need to have a reliable supplier of our hardware units and components at competitive prices.  Presently, we source our TOUCH units from one supplier in China and our TAG units from one supplier in the United Kingdom.  We have recently established a new relationship with a supplier for our TOUCH units in China to provide us with higher quality, newer technology at competitive pricing.

Competition

We compete with a number of established producers and distributors of vehicle fleet management systems, as well as producers of non-golf specific utility vehicle fleet management systems.  Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we must demonstrate our products’ competitive advantages, develop a comprehensive marketing system, and increase our financial resources.

We believe that we will be able to compete effectively in our industry because of the versatility, reliability, and relative affordability of our products when compared to those of our competitors.  We will attempt to build awareness of our competitive advantages among existing and potential customers through trade shows, sales visits and demonstrations, online marketing, and positive word of mouth advertising. However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry.

Additional Capital

We require additional capital to continue to develop software and products, meet our contractual obligations, and execute our business plan. There can be no assurances that we will be able to raise additional capital on acceptable terms or at all, which would adversely affect our ability to achieve our business objectives.

Components of Our Results of Operations

Revenue

We derive revenue from four different sources, as follows:

Systems Sales Revenue, which consists of the sales price paid by those customers who purchase our TAG system hardware.

Monthly Service Fees are paid by all customers for the wireless data fee charges required to operate the GPS tracking on the TAG systems.

Monthly Rental Fees are paid by those customers that rent the TAG system hardware.  The amount of a customer’s monthly payment varies based on the type of equipment rented (a TAG, a TAG and TEXT, or a TAG and TOUCH).

Advertising Revenue is a new source of revenue that we believe has the potential to be strategic for us in the future.  We are in the process of implementing and designing software to provide advertising and other media functionality on our TOUCH units.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. We accrue for warranty costs, sales returns, and other allowances based on its historical experience.

Our revenue recognition policies are discussed in more detail under “Note 2 – Summary of Significant Accounting Policies” in the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Cost of Revenue

Our cost of revenue consists primarily of hardware purchases, wireless data fees, mapping, installation costs, freight expenses and inventory adjustments.

Hardware purchases. Our equipment purchases consist primarily of TAG system control units, TEXT display, and TOUCH display tablets. The TAG system control unit is sold as a stand-alone unit or in conjunction with our TEXT alphanumeric display or TOUCH high definition “touch activated” display.  Hardware purchases also include costs of components used during installations, such as cables, mounting solutions, and other miscellaneous equipment.

Wireless data fees. Our wireless data fees consist primarily of the data fees charged by outside providers of GPS tracking used in all of our TAG system control units.

Mapping. Our mapping costs consist of aerial mapping, course map, georeferencing, and 3D flyovers for golf courses. This cost is incurred at the time of hardware installation.

Installation. Our installation costs consist primarily of costs incurred by our employed service technicians for the cost of travel, meals, and miscellaneous components required during installations. In addition, these costs also include fees paid to external contractors for installations on a project by project basis.

Freight expenses and Inventory adjustments. Our freight expenses consist primarily of costs to ship hardware to courses for installations. Our inventory adjustments include inventory write offs, write downs, and other adjustments to the cost of inventory.

Operating Expenses & Other Income (Expenses)

We classify our operating expenses and other income (expenses) into six categories: compensation, research and development, general and administrative, warranty, foreign currency exchange, and finance costs. Our operating expenses consist primarily of sales and marketing, salaries and wages, consulting fees, professional fees, trade shows, software development, and allocated costs. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses. Our other income (expenses) primarily consists of financing costs and foreign exchange gains or losses.

Compensation expense. Our compensation expenses consist primarily of personnel costs, such as employee salaries, payroll expenses, and employee benefits. This includes salaries for management, administration, engineering, sales and marketing, and service support technicians. Salaries and wages directly related to projects or research and development are expensed as incurred to their operating expense category.

Research and development. Our research and development expenses consist primarily of personnel costs and professional services associated with the ongoing development and maintenance of our technology.

Research and development expenses include payroll, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached.   Research and development is expensed and is included in operating expenses.

General and administrative. Our general and administrative expenses consist primarily of sales and marketing, commissions, travel, trade shows, consultant fees, insurance, and compliance and other administrative functions, as well as accounting and legal professional services fees, allocated costs and other corporate expenses. Sales and marketing includes brand marketing, marketing materials, and media management.

We expect to continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we expect sales and marketing expenses to increase in absolute dollars in future periods. In particular, we expect to incur additional marketing costs to support the expansion of our offerings in new markets like commercial fleet management and agriculture.

 Warranty expense. Our warranty expenses consist primarily of associated material product costs, labor costs for technical support staff, and other associated overhead. Warranty costs are expensed as they are incurred.

Foreign currency exchange. Our foreign currency exchange consist primarily of foreign exchange fluctuations recorded in Canadian dollar (CAD), British Pounds (GBP), or Euro (EUR) at the rates of exchange in effect when the transaction occurred.

Finance costs. Our finance costs consist primarily of investor interest expense, investor commission fees, and other financing charges for obtaining debt financing.

Results of Operations

The following tables set forth our consolidated results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Consolidated Statement of Operations Data: *
Revenue	100.0%	$1,124,703%	100.0%	$1,768,371.0%
Cost of revenue	(51.4)%	(65.7)%	(57.9%	(61.0)%
Gross profit	48.6%	34.3%	42.1%	39.0%

Operating Expenses

Compensation expense	37.0%	9.8%	25.9%	13.3%
Research and development expense	3.3%	-%	2.8%	-%
General and administration expense	88.5%	22.7%	59.3%	28.5%
Warranty expense	9.9%	0.1%	8.4%	0.1%
Bad debt	1.9%	-%	0.7%	-%
Depreciation and amortization expense	2.1%	0.3%	1.5%	1.2%
Total operating expense	142.6%	32.9%	98.5%	43.1%
Loss from operations	(94.0)%	1.4%	(56.4)%	(4.1)%

Other Income (Expense)
Foreign currency exchange	(3.1)	22.9%	(2.8)%	1.0%
Fines and penalties	(1.0)	(0.3)%	(0.6)%	(0.0)%
Finance costs	(20.0)	(46.6)%	(11.3)%	(46.1)%
Total Other Expense	(24.1)	(24.0)%	(14.6)%	(45.1)%

Loss from continuing operations before income taxes	(118.1)%	(22.6)%	(71.0)%	(49.3)%

Provision for income taxes	-%	-%	-%	-%

Net loss	(118.1)%	(22.6)%	(71.0)%	(49.3)%

Less attributed to noncontolling interest	19.2%	0.1%	11.7%	0.2%

Net loss attributable to controlling interest	(100.1)%	(22.4)%	(59.3)%	(49.0)%

Other comprehensive income and expense
Foreign currency translation	(2.6)%	(28.6)%	4.4%	(1.8)%

Comprehensive loss	(101.5)%	(51.1)%	(55.0)%	(50.8)%

* Certain figures may not sum due to rounding.

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	% Change		2015	2014	% Change

Revenue	$469,035	$1,124,703	(58.3	) %	$1,259,215	$1,768,371	(28.8	) %

Revenue decreased by $655,668, or 58.3%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and decreased by $509,156, or 28.8%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decrease was primarily due to the TOUCH display units being outsourced to a new manufacturer, new product development, and new market branding, all of which delayed shipments and hardware sales in the second quarter. We have begun to receive deliveries of TOUCH display units from our new manufacturer, which is providing us with higher quality units at competitive pricing.

Recurring monthly service revenue increased by $63,804, or 29.2%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and increased by $160,866, or 73.7% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was primarily due to the increase in the installed base of TAG systems from 2014 to 2015.

International sales increased by $1,159, or 1.0%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, and increased by $43,600, or 10% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This was primarily due to increased brand recognition and increased sales efforts in markets outside of North America.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change

Cost of revenue	$240,997	$721,034	66.6%	$729,044	$1,060,816	31.3%

Cost or revenue decreased by $480,037, or 66.6%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and decreased by $331,772, or 31.3%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decrease was primarily due to the decrease in hardware rentals and sales. In addition, the decrease in cost of revenue was also due to the lower hardware purchasing costs.

Compensation Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change

Compensation Expense	$173,397	$109,830	57.9%	$326,317	$235,596	38.5%

Compensation expense increased by $63,567, or 57.9%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and increased by $90,721, or 38.5%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was primarily due to the increase in hiring of staff to meet growth obligations.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change

Research and development expense	$15,416	$-	100%	$34,849	$-	100%

Research and development expense was $15,416 for the three months ended June 30, 2015 as compared to no expense during the three months ended June 30, 2014, and $34,849 for the six months ended June 30, 2015 as compared to no expense during the six months ended June 30, 2014. During 2015, we incurred research and development expenses for new software development for our new and existing hardware units. We expect research and development expenses to increase as we enter new markets like commercial fleet management, agriculture, and advertising.

Warranty Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change

Warrant Expense	$46,494	$1,135	3,996.4%	$105,337	$1,135	9,180.8%

The increase in warrant expense during the three and six months ended June 30, 2015 as compared to the same periods in 2014 was primarily due to an increase in defective products received from our supplier.  We have begun to source products from an alternative supplier, which we believe will reduce the instances of defective products and reduce our warranty expense in future periods.

Foreign Currency Exchange

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	% Change		2015	2014	% Change

Foreign currency exchange	$14,387	$(257,185)	(105.6	) %	$35,382	$(17,426)	(303.0	) %

For the three months ended June 30, 2015, we recognized $14,387 in foreign currency transaction losses as compared to $257,185 in foreign currency transaction gains for the three months ended June 30, 2014. For the six months ended June 30, 2015, we recognized $35,382 in foreign currency transaction losses as compared to $17,426 in foreign currency transaction gains for the six months ended June 30, 2014. The increase was primarily due to the gains or losses arising from exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

Finance Costs

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	% Change		2015	2014	% Change

Finance costs	$93,910	$523,672	(82.1	) %	$141,708	$814,888	(82.6	) %

Finance costs decreased by $465,141 or 88.8%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and decreased by $708,559, or 87%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decrease was primarily due to loans being converted to equity and the interest and other costs related to financing to also decrease.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through June 30, 2015, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At June 30, 2015, we had $1,727,356 in outstanding indebtedness, which all matures within the next twelve months.

Cash Flow Analysis

Cash increased to $266,825 at June 30, 2015, from $91,840 at December 31, 2014.  During the six months ended June 30, 2015, we used revenue income, accounts payable and loans to meet our operating obligations. Our cash flows from operating, investing and financing activities are summarized as follows:

	Six Months Ended June 30,
	2015	2014

Net cash provided by (used in) operating activities	$88,128	$(816,870)
Net cash provided by (used in) investing activities	97,582	(43,613)
Net cash provided by financing activities	339	874,846
Net increase in cash	174,985	0
Cash at beginning of period	91,840	0
Cash at end of period	$266,825	$0

Net Cash Provided by (Used in) Operating Activities.  During the six months ended June 30, 2015, cash provided by operations totaled $88,128.  Excluding changes in working capital, we used $493,803 to fund the cash portion of our net loss. We also used cash to fund increases in our related party receivable.  This use was offset by reductions in our trade receivables, inventory, prepaid expense and other assets and higher accounts payable and deferred revenue.

During the six months ended June 30, 2014, cash used in operations totaled $816,870.  Excluding changes in working capital, we used $640,752 to fund the cash portion of our net loss. We also used cash to fund increases in our inventory and deferred revenue.  This use was offset by reductions in our trade receivables, prepaid expense, deposits, related party receivable and other assets.

Net Cash Provided by (Used in) Investing Activities.  Investing activities provided $97,582 of cash in the six months ended June 30, 2015, of which $81,420 was acquired as part of our reverse acquisition transaction.  Investing activities used $43,613 of cash in the six months ended June 30, 2014 for TAG system units leased to customers.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities during the six months ended June 30, 2015 totaled $339.  Net cash provided by financing activities during the six months ended June 30, 2014 was $874,846, of which $159,531 was proceeds from the sale of our common stock and $715,315 was from various note and loan facilities entered into during the period.

Outstanding Indebtedness

Our current indebtedness as of June 30, 2015 is comprised of the following:

•	Unsecured loan payable in the amount of $200,425, bearing interest at 15% per annum and due on demand;

•	Unsecured note payable in the amount of $80,170, bearing interest at 36% per annum and due on October 24, 2014;

•	Secured convertible loan payable in the amount of $986,995, bearing interest at 15.2% per annum and due on December 24, 2015; and

•	Unsecured, convertible note payable to related party in the amount of $310,000, bearing interest at 5% per annum and due on March 30, 2016.

Preferred Stock Redemption Obligations

Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a member of our board of directors, owns 4,309,384 shares (the “Series A Shares”) of Series A Convertible Preferred Stock of DSG TAG Systems. Pursuant to a Subscription / Debt Settlement Agreement dated September 26, 2014 between DSG TAG Systems and Westergaard Holdings, as amended through the date of this report, DSG TAG Systems has agreed that DSG Global Inc. will complete financings for gross proceeds of at least $10 million and use a portion of the proceeds to redeem all of the Series A Shares at a price of $1.25 per share, as follows:

•	On or before August 31, 2015, we must complete a financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 Series A Shares;

•
On or before September 30, 2015, we must complete an additional financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 additional Series A Shares; and

•	On or before November 1, 2015, we must complete an additional financing for gross proceeds of at least $5.0 million and use at least $3.14 million to redeem the remaining 2,509,384 Series A Shares.

Prospective Capital Needs

Our principal sources of liquidity are our existing cash and cash generated from product sales.  Our cash totaled $266,825 at June 30, 2015, and our working capital at June 30, 2015 was ($1,929,263).

In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses.  Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

In July 2015, we retained Burnham Securities Inc. as our exclusive financial advisor to assist with our corporate finance and other strategic initiatives, and we are seeking to raise capital through equity, equity-linked or debt financing arrangements.  If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain additional funds, we may also take measures to reduce expenses to offset any shortfall.

There can be no assurances that we will be able to raise additional capital on acceptable terms or at all, which would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected.

Off-Balance Sheet Arrangements

At June 30, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statements presentation, financial condition, results of operations, and cash flows will be affected.

We believe that the assumptions and estimates associated with revenue recognition, foreign currency and foreign currency transactions and comprehensive loss have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our interim chief executive officer, or Interim CEO, and chief financial officer, or CFO, as appropriate to allow timely decision regarding required disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

On June 4, 2015, a lawsuit was commenced against DSG TAG Systems Inc. in the Supreme Court of British Columbia, captioned Amanda McGuire v. DSG TAG Systems Inc., No. S-154634, Vancouver Registry.  The plaintiff alleges that a promissory note in the principal amount of $100,000 issued by DSG TAG Systems was not converted into common shares of DSG TAG Systems, as asserted by DSG TAG Systems, and the plaintiff seeks repayment of indebtedness in the amount of $100,000 plus interest and costs. DSG TAG Systems Inc. responded to the complaint on June 29, 2015.

Item 1A. Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related To Our Business

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations and have incurred net losses of since our inception.  We have generated only nominal revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations in the near future.  Our profitability will require the successful commercialization and sales of our products. We may not be able to successfully achieve any of these requirements or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2014 and 2013 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 3 to our financial statements for the years ended December 31, 2014 and 2013, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

Our inability to complete our future research and development and engineering projects in a timely manner could have a material adverse effect of our results of operations, financial condition and cash flows.

If our research and development projects are not completed in a timely fashion we could experience:

•	substantial additional cost to obtain a marketable product;

•	additional competition resulting from competitors in the surveillance and facial recognition market, and;

•	delay in obtaining future inflow of cash from financing or partnership activities.

We face intense competition, which could result in lower revenues and higher research and development expenditures and could adversely affect our results of operations.

Unless we keep pace with changing technologies, we could lose existing customers and fail to win new customers. In order to compete effectively in the fleet management systems market, we must continually design, develop and market new and enhanced technologies. Our future success will depend, in part, upon our ability to address the changing and sophisticated needs of the marketplace.  Fleet management technologies have achieved widespread commercial acceptance and our strategy of expanding our fleet management technologies business could adversely affect our business operations and financial condition.

Further, we expect to derive revenue from government contracts, which are often non-standard, involve competitive bidding, may be subject to cancellation with or without penalty and may produce volatility in earnings and revenue.

The market for our technologies is still developing and if the industry adopts technology standards that are different from our own our competitive position would be negatively affected.

Parts of our company’s business plan are dependent on business relationships with various parties

We expect to rely in part upon original equipment manufacturers (OEM), and distribution partners to sell and install our products, and we may be adversely affected if those parties do not actively promote our products or pursue installations that use our products.  Further, if our products are not timely delivered or do not perform as promised, we could experience increased costs, lower margins, liquidated damage payment obligations and reputational harm.

We must attract and maintain key personnel or our business will fail.

Success depends on the acquisition of key personnel.  We will have to compete with other companies both within and outside the electronics industry to recruit and retain competent employees.  If we cannot maintain qualified employees to meet the needs of our anticipated growth, this could have a material adverse effect on our business and financial condition.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate requiring significant capital to fulfill our contractual obligations, continue development of our planned products to meet market evolution, and execute our business plan, generally.  We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States and Europe, or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our business and operating results could be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must continue to try to locate skilled engineers and professionals and adequate funds in a timely manner.

Our business depends on GPS technology owned and controlled by others. If we do not have continued access to GPS technology, we will be unable to deliver our services and our revenues will decrease.

Our services rely on signals from GPS satellites built and maintained by the U.S. Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our services may cease and customer satisfaction would suffer.

In addition, the U.S. government could decide not to continue to operate and maintain GPS satellites over a long period of time or to charge for the use of GPS. Furthermore, because of ever-increasing commercial applications of GPS, other U.S. government agencies may become involved in the administration or the regulation of the use of GPS signals in the future. If the foregoing factors affect GPS, such as by affecting the availability and pricing of GPS technology, our business will suffer.

Our GPS technology depends on the use of radio frequency spectrum controlled by others.

Our GPS technology is dependent on the use of radio frequency spectrum. The assignment of spectrum is controlled by an international organization known as the International Telecommunications Union, or ITU. The Federal Communications Commission, or FCC, is responsible for the assignment of spectrum for non-government use in the United States in accordance with ITU regulations. Any ITU or FCC reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, could cause interference with the reception of GPS signals and may materially and adversely affect the utility and reliability of our products, which would, in turn, cause a material adverse effect on our operating results. In addition, emissions from mobile satellite service and other equipment operating in adjacent frequency bands or inband may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results.

Government regulations and standards may harm our business and could increase our costs or reduce our opportunities to earn revenues.

In addition to regulations applicable to businesses in general, we may also be subject to direct regulation by governmental agencies, including the FCC and Department of Defense. A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of wireless communications and GPS technology. Additionally, it is uncertain how existing laws governing issues such as taxation, intellectual property, libel, user privacy and property ownership, will be applied to our services. The adoption of new laws or the application of existing laws may expose us to significant liabilities and additional operational requirements, which could decrease the demand for our services and increase our cost of doing business.

If we are not able to adequately protect our intellectual property, then we may not be able to compete effectively and we may not be profitable.

Our commercial success may depend, in part, on obtaining and maintaining patent protection of our technologies and product as well as successfully defending third-party challenges to such technologies and products. We will be able to protect our technologies and product candidates from use by third parties only to the extent that valid and enforceable patents cover them and we have exclusive rights to use them. The ability of our licensors, collaborators and suppliers to maintain their patent rights against third-party challenges to their validity, scope or enforceability will also play an important role in determining our future.

The copyright and patent positions of software and technology related companies can be highly uncertain and involve complex legal and factual questions that include unresolved principles and issues. No consistent policy regarding the breadth of claims allowed regarding such companies’ patents has emerged to date in the United States, and the patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict with any certainty the range of claims that may be allowed or enforced concerning our patents.

We may also rely on trade secrets to protect our technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we seek to protect confidential information, in part, through confidentiality agreements with our consultants and scientific and other advisors, they may unintentionally or willfully disclose our information to competitors. Enforcing a claim against a third party related to the illegal acquisition and use of trade secrets can be expensive and time consuming, and the outcome is often unpredictable. If we are not able to maintain patent or trade secret protection on our technologies and product candidates, then we may not be able to exclude competitors from developing or marketing competing products, and we may not be able to operate profitability.

If we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could cause us to go out of business.

There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Although we anticipate having a valid defense to any allegation that our current products,  production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that we might infringe with our products or other activities, and our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial litigation expenses and, if successful, may require us to pay substantial damages. Some of our potential competitors may be better able to sustain the costs of complex patent litigation, and depending on the circumstances, we could be forced to stop or delay our research, development, manufacturing or sales activities. Any of these costs could cause us to go out of business.

Risks Relating to Ownership of Our Securities

Trading on the OTCQB® Venture Marketplace may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB® Venture Marketplace operated by the OTC Market Group. Trading in stock quoted on the OTCQB® is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB® is not a stock exchange, and trading of securities on the OTCQB® is often more sporadic than the trading of securities listed on a stock exchange like the Nasdaq Stock Market or New York Stock Exchange.  Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings after paying the interest for the preferred stock, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

Volatility in Our Common Share Price May Subject Us to Securities Litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The Elimination of Monetary Liability Against our Directors, Officers and Employees under Nevada law and the Existence of Indemnification Rights of our Directors, Officers and Employees May Result in Substantial Expenditures by our Company and may Discourage Lawsuits Against our Directors, Officers and Employees.

Our articles of incorporation do not contain any specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders; however, we are prepared to give such indemnification to our directors and officers to the extent provided for by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1.1	Articles of Incorporation of the Registrant	SB-2	333-146842	3.1	10-22-07
3.1.2	Certificate of Change of the Registrant	8-K	000-53988	3.1	06-24-08
3.1.3	Articles of Merger of the Registrant	8-K	000-53988	3.1	02-23-15
3.1.4	Certificate of Change of the Registrant	8-K	000-53988	3.2	02-23-15
3.1.5	Certificate of Correction of the Registrant	8-K	000-53988	3.3	02-23-15
3.2.1	Bylaws of the Registrant	SB-2	333-146842	3.2	10-22-07
3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	000-53988	3.2	06-19-15
31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
						X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

______________

#
The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2015	DSG Global Inc.
(Registrant)

By: /s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)