Form 10-Q
period 2015-09-30
DSG Global Inc.
filed 2015-11-16
CIK 1413909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

As November 11, 2015, the issuer had 30,205,607 shares of common stock issued and outstanding.

DSG GLOBAL INC.

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

DSG GLOBAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$39,123	$91,840
Trade receivables, net	160,733	161,578
Inventories	413,891	308,921
Prepaid expenses and deposits	98,178	356,258
Other current assets	38,163	63,139
Receivable from related party	107,474	127,793
TOTAL CURRENT ASSETS	857,562	1,109,529

NON-CURRENT ASSETS
Intangible assets, net	20,473	18,880
Fixed assets, net	8,502	3,915
Equipment on lease, net	177,340	266,319
TOTAL NON-CURRENT ASSETS	206,315	289,114

TOTAL ASSETS	$1,063,877	$1,398,643

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade and other payables	$1,231,720	$785,771
Deferred revenue	2,828	-
Payable to shareholder	149,766	-
Convertible note payable to related party	310,000	-
Convertible loans payable	1,430,474	1,276,732
TOTAL CURRENT LIABILITIES	3,124,788	2,062,503

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 125,000,000 shares
authorized and 30,187,185 outstanding at September 30, 2015 and 20,107,176 outstanding at December 31, 2014	30,187	20,107
Additional paid in capital	21,012,016	21,203,806
Other accumulated comprehensive income	1,184,835	1,006,130
Non-controlling interest	(486,890)	(260,479)
Accumulated deficit	(23,801,059)	(22,633,424)
TOTAL STOCKHOLDERS' DEFICIT	(2,060,911)	(663,860)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,063,877	$1,398,643

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$438,445	$834,330	$1,697,660	$2,602,701
Cost of revenue	235,298	186,562	964,342	1,265,301
Gross profit	203,147	647,768	733,318	1,337,400

Operating Expenses
Compensation expense	254,947	321,025	581,264	556,621
Research and development expense	6,835	-	41,684	-
General and administration expense	327,224	178,172	1,073,377	682,264
Warranty expense	42,663	11,124	148,000	12,259
Bad debt	1,160	-	10,021	-
Depreciation and amortization expense	6,924	12,136	25,377	34,056
Total operating expense	639,754	522,457	1,879,723	1,285,200
(Loss) income from operations	(436,607)	125,311	(1,146,405)	52,200

Other Income (Expense)
Foreign currency exchange	(27,174)	277,312	(62,556)	294,738
Other expense	(10,300)	(2,826)	(17,430)	(3,389)
Finance costs	(47,804)	(2,223,006)	(189,512)	(3,037,894)
Total Other Expense	(85,278)	(1,948,521)	(269,498)	(2,746,545)

Loss before income taxes	(521,885)	(1,823,210)	(1,415,903)	(2,694,346)

Provision for income taxes	-	-	-	-

Net loss	(521,885)	(1,823,210)	(1,415,903)	(2,694,346)

Less attributed to noncontolling interest	82,886	493,910	229,857	498,224

Net loss attributable to non-controlling interest	(438,999)	(1,329,300)	(1,186,046)	(2,196,122)

Other comprehensive income
Foreign currency translation	123,740	416,957	178,705	384,915

Comprehensive loss	$(315,259)	$(912,343)	$(1,007,341)	$(1,811,207)

Net loss per share Basic and Diluted:
Basic	$(0.015)	$(0.066)	$(0.050)	$(0.109)
Diluted	$(0.015)	$(0.066)	$(0.050)	$(0.109)

Weighted average number of shares used in
computing basic and diluted net loss per share:
Basic	30,121,003	20,187,176	23,702,297	20,187,176
Diluted	30,121,003	20,187,176	23,702,297	20,187,176

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC.  AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2015	September 30, 2014

Net loss	$(1,415,903)	$(2,694,346)
Less net loss attributable to noncontrolling interest	(229,857)	(498,224)
Net loss attributable to the Company	(1,186,046)	(2,196,122)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,377	34,056
Non-cash financing costs	(85,127)	2,792,432
Notes issusd for services	297,700	-

(Increase) decrease in assets:
Trade receivables, net	(22,100)	(166,531)
Inventories	(155,576)	(68,236)
Prepaid expense and deposits	255,584	(652,047)
Related party receivable	3,415	(15,476)
Other assets	13,065	(30,136)
Increase (decrease) in current liabilities:
Trade payables and accruals	557,872	(1,212,504)
Deferred revenue	3,007	(1,473)
Net cash used in operating activities	(292,829)	(1,516,037)

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,152)	4,679
Return (purchase) of equipment on lease	34,120	(13,512)
Purchase of intangible assets	(4,380)	(1,514)
Cash acquired from merger	85,531	-
Net cash provided by (used in) investing activities	106,119	(10,347)

Cash flows from financing activities:
Bank overdraft	-	(32,839)
Proceeds from issuance of shares	-	159,898
Revolving line of credit	-	334,945
Payment on revolving line of credit	-	(335,065)
Payments on notes payable	(123,729)	(59,391)
Proceeds from note payable	265,802	1,606,022
Related party loan payable, net	(164)	-
Net cash provided by financing activities	141,909	1,673,570

Net (decrease) increase in cash and cash equivalents	(44,801)	147,186

Effect of exchange rate changes on cash and cash equivalents	(7,915)	(6,837)

Cash and cash equivalents at beginning of period	91,840	(24,581)
Cash and cash equivalents at the end of the period	$39,123	$115,768

Supplemental disclosures

Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$5,803	$143,172

Supplemental schedule of non-cash financing activities:
Issuance of stock for financing costs	$(85,127)	$2,792,432

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –ORGANIZATION

DSG Global, Inc. (formerly Boreal Productions Inc.) was incorporated under the laws of the State of Nevada on September 24, 2007. We were formed to option feature films and TV projects to be packaged for sale to movie studios and production companies.

Previously, in anticipation of the share exchange agreement with DSG Tag Systems, Inc. (“DSG TAG”), we undertook to change our name and effect a reverse stock split of our authorized and issued common stock. Accordingly, on January 19, 2015, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary DSG Global Inc., a Nevada corporation, to effect a name change from Boreal Productions Inc. to DSG Global, Inc. Our company remains the surviving company. DSG Global, Inc. was formed solely for the change of our name.

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

As of September 30, 2015, an aggregate of 101,200 of the issued and outstanding shares of common stock of DSG TAG (less than 0.1%) continued to be held by one shareholder of DSG TAG, who had informed us that she would not exchange her DSG TAG shares for our common stock pursuant to the share exchange agreement and had commenced litigation against DSG TAG to recover her investment in a convertible note payable that was due in October 2014. In October 2015, we reached an agreement with the shareholder and agreed to pay back the loan plus remaining interest and the shareholder exchanged her DSG TAG shares for our common stock pursuant to the share exchange agreement. As of October 2015, we own 100% (109,572,123 common shares) of the issued and outstanding shares of common stock of DSG TAG. See Part II, Item 1. “Legal Proceeding,” of this Form 10-Q for a description of the settlement agreement. Additionally, an aggregate of 4,229,384 shares of Series A Convertible Preferred Stock of DSG TAG continues to be held by Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a member of our board of directors.

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

When used in these notes, the terms “Company,” “we,” “our,” or “us” mean DSG Global, Inc. and its subsidiary DSG Tag Systems, Inc. and its wholly-owned subsidiary DSG Tag Systems International, Ltd.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended September 30, 2015 are not necessarily indicative of the operating results for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission on May 12, 2015.

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

Exchange (Loss) Gain

During the three and nine months ended September 30, 2015 and 2014, the transactions of the Company and its subsidiaries were denominated in foreign currencies and were recorded in Canadian dollar (CAD), or British Pounds (GBP), at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At September 30, 2015 and December 31, 2014, there were no uninsured balances for accounts in Canada, the United States and the United Kingdom. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. The allowance for doubtful accounts as of September 30, 2015 and December 31, 2014 was $47,754 and $50,836, respectively.

Financing Receivables and Guarantees

The Company provides financing arrangements, including operating leases and financed service contracts for certain qualified customers. Lease receivables primarily represent sales-type and direct-financing leases. Leases typically have two- to three-year terms and are collateralized by a security interest in the underlying assets. The Company makes an allowance for uncollectible financing receivables based on a variety of factors, including the risk rating of the portfolio, macroeconomic conditions, historical experience, and other market factors. At September 30, 2015 and December 31, 2014 management determined that there was no allowance necessary. The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers. The Company could be called upon to make payment under these guarantees in the event of nonpayment to the third party.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs were $340,565 and $26,284 for the nine months ended September 30, 2015 and 2014, respectively. The increase in advertising costs was due to new branding, marketing and media management, and new promotional documentation.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of September 30, 2015 and December 31, 2014, inventory only consisted of finished goods.

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Rental equipment
Tag	10 years useful life
Touch/Text	8 years useful life
Office furniture and equipment	5 years useful life
Computer equipment	3 years useful life

As of September 30, 2015 and December 31, 2014, fixed assets consisted of the following:

	September 30, 2015	December 31, 2014

Furniture and equipment	$24,983	$17,619
Computer equipment	20,982	25,512
Accumulated depreciation	(37,463)	(39,216)
	$8,502	$3,915

As of September 30, 2015 and December 31, 2014, leased equipment consisted of the following:

	September 30, 2015	December 31, 2014

Tags	$167,772	$229,156
Text	26,917	37,494
Touch	74,924	110,822
Accumulated depreciation	(92,273)	(111,153)
	$177,340	$266,319

As of the three months ended September 30, 2015 and 2014, total depreciation expense was $6,924 and $12,136 for the fixed assets and leased equipment, respectively.

As of the nine months ended September 30, 2015 and 2014, total depreciation expense was $25,377 and $34,056 for the fixed assets and leased equipment, respectively.

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

As of September 30, 2015 and December 31, 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net loss attributable to non-controlling interest	$(438,999)	$(1,329,300)	$(1,186,046)	$(2,196,122)

Net loss per share Basic and Diluted:
Basic	$(0.015)	$(0.066)	$(0.050)	$(0.109)
Diluted	$(0.015)	$(0.066)	$(0.050)	$(0.109)

Weighted average number of shares used in computing
basic and diluted net loss per share:
Basic	30,121,003	20,187,176	23,702,297	20,187,176
Diluted	30,121,003	20,187,176	23,702,297	20,187,176

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of September 30, 2015.

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the nine months ended September 30, 2015 that we believe would have a material impact on our financial position or results of operations.

Note 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $23,801,059 as of September 30, 2015 and had a net loss of $1,186,046 for the nine months ended September 30, 2015.

While the Company is attempting to grow revenues,  improve margins and lower costs, the Company’s cash position may not be sufficient to support the Company’s daily operations.  Management is seeking to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – ACCOUNTS RECEIVABLE, NET

As of September 30, 2015 and December 31, 2014, accounts receivable consist of the following:

	September 30, 2015	December 31, 2014

Accounts receivable	$208,487	$212,414
Allowance for bad debt	(47,754)	(50,836)
Total accounts receivable, net	$160,733	$161,578

Note 5 – OTHER ASSETS

Other assets consist of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

GST/VAT Receivable	$38,163	$63,138
	$38,163	$63,138

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Intangible Asset - Patent	$20,473	$18,880
	$20,473	$18,880

Patents were deemed to have indefinite lives and are not amortized but are tested for impairment annually.  As of September 30, 2015, the Company concluded there was no impairment.

Note 7 – TRADE AND OTHER PAYABLES

As of September 30, 2015 and December 31, 2014, trade and other payables consist of the following:

	September 30, 2015	December 31, 2014

Accounts payable	$966,109	$615,019
Accrued expenses	23,296	55,666
Accrued interest	231,829	90,769
Other liabilities	10,486	24,317
Total payables	$1,231,720	$785,771

Note 8 – LOANS PAYABLE

	September 30, 2015	December 31, 2014

Unsecured, due on demand, interest 15% per annum	$186,650	$215,500

Unsecured, interest 15.2% per annum, mature from
February 28, 2015 to December 24, 2015. Principal
is repayable in cash or Tags units. Repayment can
also be requested to be converted to shares of the company	919,164	1,061,232

Unsecured, due on demand, interest 36% per annum	74,660	-

Unsecured, interest 10% per annum. Principal plus interest
repayable in cash or common shares six months from the
date of the contract	250,000	-

Total	$1,430,474	$1,276,732

Current portion	1,430,474	1,276,732
Long term portion	-	-
Total	$1,430,474	$1,276,732

Note 9 – CONVERTIBLE LOAN TO RELATED PARTY

	September 30, 2015	December 31, 2014

Unsecured, interest 5% per annum, matures March 30, 2016,
and is convertible at $1.25/per share	$310,000	$-

Unsecured, no interest, debt owed to a previous director,
converted October 1, 2015 at $1.50/per share	149,766	-

Total current portion	$459,766	$-

Note 10 – PAYABLE TO SHAREHOLDER

The Company has $149,766 payable to a shareholder and former director of the Company that is unsecured and carries no interest.  On October 1, 2015, the parties agreed to convert this debt into shares of the Company’s common stock at a conversion price equal to the price at which the Company sells shares of common stock in its next equity financing.

Note 11 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 125,000,000 shares of common stock authorized, each having a par value of $0.001, as of September 30, 2015 and December 31, 2014. According to the Share Exchange Agreement dated April 13, 2015, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding common shares of DSG TAG in exchange for the issuance to the subscribing shareholders of up to 20,000,000 shares of our common stock on the basis of 1 common share of DSG Global, Inc. for 5.4935 common shares of DSG TAG.  The Company also issued an additional 179,823 common shares to a director of DSG TAG to meet debt agreement obligations. There were 30,187,185 and 20,107,176 shares of common stock of the Company issued and outstanding as of September 30, 2015 and December 31, 2014, respectively. Each share of common stock is entitled to one (1) vote.

Non-controlling Interest

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of September 30, 2015 and December 31, 2014. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014.  The Series A Shares have no general voting rights and carry a 5% per annum interest rate. Series A Shares that are converted to common shares are entitled to the same voting rights as other common shareholders.  At any time on or after the issuance date any holder of Series A Shares may convert to common stock based on predetermined conversion price of $1.25 per share.  The preferred shares are recorded in the consolidated financial statements as non-controlling interest.  The Series A Shares were not exchanged for securities of DSG Global, Inc. as part of the Share Exchange Agreement.  The Series A Shares are subject to a redemption obligation pursuant to which the Company must redeem at a price of $1.25 per share, 900,000 Series A Shares ($1,250,000) by December 15, 2015, an additional 900,000 Series A Shares ($1,250,000) by January 15, 2016, and the remaining 2,509,384 Series A Shares ($3,136,730) by February 15, 2016. As of September 30, 2015, 80,000 preferred shares were purchased by an unrelated third-party and exchanged for 80,000 shares of common stock of DSG Global, Inc. (See Note 18)

Two shareholders of DSG TAG had not exchanged their shares of DSG TAG for shares of DSG Global Inc., which resulted in a 16.25% and 16.4% non-controlling interest as of September 30, 2015 and December 31, 2014, respectively.  Non-controlling interest as of September 30, 2015 and December 31, 2014 was $486,890 and $260,479, respectively.

Note 12 – STOCK OPTIONS AND WARRANTS

Stock Compensation to employees and officers

On March 1, 2013, the Company extended warrants issued in 2008 to five employees and officers that were to expire on March 31, 2013 to December 31, 2016.  The Company issued warrants to these individuals to purchase an aggregate of 7,006,098 shares of common stock.  The warrants had an exercise price of $0.23 per share. The fair value of the warrants at the time they were extended was estimated at $769,760 using a Black-Scholes model with the following assumptions:  expected volatility of 17%, risk free interest of 0.38%, expected life of 3 years and no dividends.  The fair value of the warrants were recorded as equity and compensation expense.   On January 18, 2015, DSG TAG cancelled 5,913,898 of the warrants. The remaining 1,092,200 of the warrants have not yet been exercised and are currently outstanding as of September 30, 2015.  These warrants are exercisable into shares of common stock of DSG Global, Inc. at the rate of 1 share of DSG Global for each 5.4935 shares of DSG TAG.

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

Note 13 – RELATED PARTY TRANSACTIONS

On March 31, 2015 the Company entered into an agreement with a marketing firm that is owned by one of the directors of the Company.  The terms included cash payment of $17,500 and a note in the amount of $310,000, with 5% interest per annum, convertible at the election of the holder into 248,000 shares of Common Stock of DSG Global, Inc. at a price of $1.25 per share, maturing on March 30, 2016. As of September 30, 2015, approximately 90% of the marketing services related to the agreement have been provided and we have therefore expensed $280,000 and the remaining $30,000 is recorded as a prepaid deposit.

A shareholder and former director of the Company is owed $149,766. On May 6, 2015 upon the closing of the Share Exchange Agreement, the director resigned.  On October 1, 2015, the parties agreed to convert this debt into shares of the Company’s common stock at a conversion price equal to the price at which the Company sells shares of common stock in its next equity financing.

Amount due from related party at September 30, 2015 and December 31, 2014 was $107,474 and $127,793, respectively. The amounts consist of advances to a director and officer of the Company. These amounts are unsecured, non-interest bearing and due on demand.

A director and officer of the Company converted all accrued interest and loans payable to common stock and preferred stock. The total amount converted in 2014 was $5,386,731 into Series A Shares and $2,502,168 into common stock of DSG TAG, which shares of common stock were exchanged for shares of DSG Global, Inc. pursuant to the Share Exchange Agreement.  (See Note 11)

Note 14 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the nine months ended September 30, 2015 and 2014.

	Three month ended		Nine month ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income Tax Expense
Current	$-	$-	$-	$-
Deferred	-
Total	$-	$-	$-	$-

The following are the components of income before income tax reflected in the Statement of Operations for the three and nine months ended September 30, 2015 and 2014:

	Three month ended		Nine month ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Component of Loss Before Income Tax and Non-controlling Interest
Loss before income tax and non-controlling interest	$(521,885)	$(1,823,210)	$(1,415,903)	$(2,694,346)

Income Tax	$-	$-	$-	$-

Effective tax rate	0%	0%	0%	0%

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

As of September 30, 2015, the Company had net operating losses, or NOLs, of approximately $24 million to offset future taxable income in Canada and the United Kingdom. The deferred tax assets at September 30, 2015 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 15 – GEOGRAPHIC SEGMENT INFORMATION

As a result of the reverse merger on May 6, 2015, the Company operates in three regions: Canada, United Kingdom and the United States of America. All inter-company transactions are eliminated in consolidation.  Prior to the merger, the Company operated in two regions.

For the nine months ended September 30, 2015 and 2014, geographic segment information is as follows:

Nine Months Ended September 30, 2015

	Canada	United Kingdom	United States	Elimination	Consolidated

Revenue	$1,407,687	$524,035	-	$(234,062)	$1,697,660
Cost of Revenue	861,984	336,420	-	(234,062)	964,342
Total Expenses	1,693,640	180,519	5,564	-	1,879,723
Other Income (Expenses)	(252,886)	(16,612)	-	-	(269,498)
Non-controlling Interest	229,857	-	-	-	229,857
Net (Loss) Income	(1,170,966)	(9,516)	(5,564)	-	(1,186,046)
Assets	1,059,077	3,245	1,555	-	1,063,877
Liabilities	2,916,253	37,891	170,644	-	3,124,788

Nine Months Ended September 30, 2014

	Canada	United Kingdom	Elimination	Consolidated

Revenue	$2,236,367	$557,630	$(191,296)	$2,602,701
Cost of Revenue	1,167,384	289,213	(191,296)	1,265,301
Total Expenses	1,164,094	121,106	-	1,285,200
Other Income (Expenses)	(2,705,219)	(41,326)	-	(2,746,545)
Non-controlling Interest	498,224	-	-	498,224
Net (Loss) Income	(2,302,107)	105,985	-	(2,196,122)
Assets	1,803,060	110,340	-	1,913,400
Liabilities	5,794,772	37,638	-	5,832,410

Note 16 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases offices in Canada under a renewable operating lease which expired on January 31, 2014, following which the term of the lease is month to month, with 30 days’ notice to terminate. The annual rent for the premises in Canada is approximately $70,000. For the nine months ended September 30, 2015 and 2014, the aggregate rental expense was $62,110 and $78,135, respectively. Rent expense included other amounts paid in Canada and the United Kingdom for warehouse storage and offices on a month-to-month or as-needed basis.

The Company signed an operating lease agreement through National Leasing for a photocopier. The lease terms are for 60 months commencing on May 22, 2015 and ending April 22, 2020 with a monthly lease payment of approximately $183.

The following table summarizes our future minimum payments under these arrangements as of September 30, 2015:

2016	$2,200
2017	2,200
2018	2,200
2019	2,200
2020	1284
Total Minimum Payments	$10,084

Product Warranties

The Company’s product warranty costs are part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for a period of one year. The Company’s past experience with warranty related costs have not been material and have therefore expensed the cost as incurred and have not set up any allowance for future potential warranty cost. The warranty expense incurred was $148,000 and $12,259 for the nine months ended September 30, 2015 and 2014.

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

On June 4, 2015, a shareholder of the Company’s subsidiary filed a lawsuit to recover a loan of CAD$100,000 which was made on October 16, 2012 and was due on July 16, 2013 with accrued interest. A response to the claim was submitted on June 29, 2015. On August 13, 2015 a settlement was reached between both parties to pay the loan amount remaining plus interest, for a total of $119,700. In addition, the shareholder’s outstanding shares of DSG TAG were converted into 18,422 shares of common stock of DSG Global, Inc. on October 22, 2015. The shareholder’s loan and accrued interest is appropriately recorded in these financial statements.

Note 18 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to the nine months ended September 30, 2015 through November 11, 2015 for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

On October 1, 2015, the Company converted $149,766 in accounts payable to a shareholder and former director of the Company into 85,581 shares of common stock at a conversion rate of $1.75 per share.

On October 22, 2015, the Company issued 18,422 shares of common stock to a shareholder of DSG TAG in connection with the settlement of a lawsuit filed by the shareholder in June 2015 to recover a loan of CAD$100,000 which was made on October 16, 2012 and was due on July 16, 2013 with accrued interest.

On November 10, 2015, by letter agreement, Westergaard Holdings Ltd., an affiliate of a member of our board of directors and a shareholder of the Company, amended the Subscription / Debt Settlement Agreement dated September 26, 2014 between DSG TAG and Westergaard Holdings, as previously amended.  Westergaard Holdings owns 4,229,384 Series A Shares. Pursuant to the settlement agreement, DSG TAG has agreed that DSG Global Inc. will complete financings for gross proceeds of at least $10 million and use a portion of the proceeds to redeem all of the Series A Shares.  The letter agreement modifies the redemption provisions, which now obligate the Company to raise capital and redeem the Series A Shares at a price of $1.25 per share as follows: (i) on or before December 15, 2015, the Company must complete a financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 Series A Shares; (ii) on or before January 15, 2016, the Company must complete an additional financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 additional Series A Shares; and (iii) on or before February 15, 2016, the Company must complete an additional financing for gross proceeds of at least $5.0 million and use at least $3.14 million to redeem the remaining 2,509,384 Series A Shares.

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

Overview

DSG Global, Inc. is a technology development company based in Surrey, British Columbia, Canada, engaged in the design, manufacture, and marketing of fleet management solutions for the golf industry, as well as commercial, government and military applications. Our principal activities are the sale and rental of GPS tracking devices and interfaces for golf vehicles, and related support services. We were founded by a group of individuals who have dedicated their careers to fleet management technologies and have been at the forefront of the industry's most innovative developments, and our executive team has over 50 years of experience in the design and manufacture of wireless, GPS, and fleet tracking solutions. We have developed the TAG suite of products that we believe is the first completely modular fleet management solution for the golf industry. The TAG suite of products is currently sold and installed around the world in golf facilities and as commercial applications through a network of established distributors and partnerships with some of the most notable brands in fleet and equipment manufacture.

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

We have a direct sales force in North America, which comprises the most significant portion of the golf fleet market, and have developed key relationships with distributors and golf equipment manufacturers such as E-Z-GO, Yamaha and Ransomes Jacobsen to help drive sales for the North American and worldwide markets.

Reverse Acquisition

DSG Global, Inc. (formerly Boreal Productions Inc.) was incorporated under the laws of the State of Nevada on September 24, 2007.  We were formed to option feature films and TV projects to be packaged and sold to movie studios and production companies.

In January 2015, we changed our name to DSG Global, Inc. and effected a one-for-three reverse stock split of our issued and outstanding common stock in anticipation of entering in a share exchange agreement with DSG TAG Systems, Inc., a corporation incorporated under the laws of the State of Nevada on April 17, 2008 and extra provincially registered in British Columbia, Canada in 2008.

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

Following the initial closing of the share exchange agreement and through October 22, 2015, we acquired an additional 101,200 shares of common stock of DSG TAG Systems from shareholders who became parties to the share exchange agreement, and issued to these shareholders an aggregate of 18,422 shares of our common stock.  Following completion of these additional purchases, DSG Global owns approximately 100% of the issued and outstanding shares of common stock of DSG TAG Systems.  An aggregate of 4,229,384 shares of Series A Convertible Preferred Stock of DSG TAG Systems continues to be held by Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a member of our board of directors.

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

Results of Operations

The following tables set forth our consolidated results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	100.0%	100%	100%	100%
Cost of revenue	53.7%	22.4%	56.8%	48.6%
Gross profit	46.3%	77.6%	43.2%	51.4%

Operating Expenses
Compensation expense	58.1%	38.5%	34.2%	21.4%
Research and development expense	1.6%	-%	2.5%	-%
General and administration expense	74.6%	21.4%	63.2%	26.2%
Warranty expense	9.7%	1.3%	8.7%	0.5%
Bad debt	0.3%	-%	0.6%	-%
Depreciation and amortization expense	1.6%	1.5%	1.5%	1.3%
Total operating expense	145.9%	62.6%	110.7%	49.4%
Loss from operations	(99.6)%	15.0%	(67.5)%	2.0%

Other Income (Expense)
Foreign currency exchange	(6.2)%	33.2%	(3.7)%	11.3%
Oher (expenses) Income	(2.3)%	(0.3)%	(1.0)%	(0.1)%
Finance costs	(10.9)%	(266.4)%	(11.2)%	(116.7)%
Total Other Expense	(19.5)%	(233.5)%	(15.9)%	(105.5)%

Loss from continuing operations before income taxes	(119.0)%	(218.5)%	(83.4)%	(103.5)%

Provision for income taxes	-	-	-	-

Net loss	(119.0)%	(218.5)%	(83.4)%	(103.5)%

Less attributed to noncontolling interest	18.9%	59.2%	13.5%	19.1%

Net loss attributable to controlling interest	(100.1)%	(159.3)%	(69.9)%	(84.4)%

Other comprehensive income
Foreign currency translation	28.2%	50.0%	10.5%	14.8%

Comprehensive loss	(71.9)%	(109.4)%	(59.3)%	(69.6)%

* Certain figures may not sum due to rounding.

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	% Change		2015	2014	% Change

Revenue	$438,445	$834,330	(47.4	) %	$1,697,660	$2,602,701	(34.8	) %

Revenue decreased by $395,885, or 47.4%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and decreased by $905,041, or 34.8%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decrease was primarily due to the TOUCH display units being outsourced to a new manufacturer, new product development, and new market branding, all of which delayed shipments and hardware sales in the second and third quarter. We received deliveries of the TOUCH display units from our new manufacturer at the end of the third quarter, which is providing us with higher quality units at competitive pricing. We anticipate sales to increase in the last quarter due to the availability of inventory to sell.

Recurring monthly service revenue increased by $27,377, or 14.5%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and increased by $153,478, or 35.4% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was primarily due to the increase in the installed of TAG systems from 2014 to 2015.

International sales increased by $8,030, or 19.3%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, and increased by $51,748, or 43.6% for the nine months ended September 30, 2015 as compared to the nine months ended June 30, 2014. This was primarily due to increased brand recognition and increased sales efforts in markets outside of North America.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change

Cost of revenue	$235,298	$186,562	26.1%	$964,342	$1,265,301	(23.8	) %

Cost or revenue increased by $48,736, or 26.1%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and decreased by $300,959, or 23.8%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decrease for the nine months ended September 30, 2015 was primarily due to the decrease in hardware rentals and sales. In addition, the decrease in cost of revenue was also due to the lower hardware purchasing costs. The increase over the three months ended September 30, 2015 from the three months ended September 30, 2014 was primarily due to the adjustment to cost of goods sold from inventory adjustments for rental units and the write-off of obsolete inventory.

Compensation Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	% Change		2015	2014	% Change

Compensation Expense	$254,947	$321,025	(20.6	) %	$581,264	$556,621	4.4%

Compensation expense decreased by $66,078, or 20.6%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and increased by $24,643, or 4.4%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase for the nine months was primarily due to the increase in hiring of staff to meet growth obligations. The decrease for the three months ended September 30, 2015 in comparison to September 30, 2014 was primarily due to temporary hiring of subcontractors during September 2014 quarter.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change

Research and development expense	$6,835	$-	100.0%	$41,684	$-	100.0%

Research and development expense was $6,835 for the three months ended September 30, 2015 as compared to no expense during the three months ended September 30, 2014, and $41,684 for the nine months ended September 30, 2015 as compared to no expense during the nine months ended September 30, 2014. During 2015, we incurred research and development expenses for new software development for our new and existing hardware units. We expect research and development expenses to increase as we enter new markets like commercial fleet management, agriculture, and advertising.

Warranty Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change

Warrant Expense	$42,663	$11,124	283.5%	$148,000	$12,259	1,107.3%

The increase in warrant expense during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 was primarily due to an increase in defective products received from our supplier.  We have begun to source products from an alternative supplier, which we believe will reduce the instances of defective products and reduce our warranty expense in future periods.

Foreign Currency Exchange

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	% Change		2015	2014	% Change

Foreign currency exchange	$27,174	$(277,312)	(109.8	) %	$62,556	$294,738	(78.8	) %

For the three months ended September 30, 2015, we recognized $27,174 in foreign currency transaction losses as compared to $277,312 in foreign currency transaction gains for the three months ended September 30, 3014. For the nine months ended September 30, 2015, we recognized $62,556 in foreign currency transaction losses as compared to $294,738 in foreign currency transaction gains for the nine months ended September 30, 2014. The increase was primarily due to the gains or losses arising from exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

Finance Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	% Change		2015	2014	% Change

Finance costs	$47,804	$2,223,006	(97.8	) %	$189,512	$3,037,894	(93.8	) %

Finance costs decreased by $2,175,202 or 97.8%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and decreased by $2,848,382, or 93.8%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decrease was primarily due to loans being converted to equity and lower interest and other costs on reduced amounts of indebtedness.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through September 30, 2015, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At September 30, 2015, we had $1,890,240 in outstanding indebtedness, which all matures within the next twelve months.

Cash Flow Analysis

Cash decreased to $39,123 at September 30, 2015, from $91,840 at December 31, 2014.  During the nine months ended September 30, 2015, we used revenue income, accounts payable and loans to meet our operating obligations. Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine Months Ended September 30,
	2015	2014

Net cash used in operating activities	$(292,829)	$(1,516,037)
Net cash provided by (used in) investing activities	106,119	(10,347)
Net cash provided by financing activities	141,909	1,673,570
Net (decrease) increase in cash	(52,717)	140,349
Cash at beginning of period	91,840	(24,581)
Cash at end of period	$39,123	$115,768

Net Cash Used in Operating Activities.  During the nine months ended September 30, 2015, cash used in operations totaled $292,829.  This reflects the net loss of $1,186,046 less $893,217 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by a non-cash item of $297,700 for notes issued for services, a decrease in related party receivable of $255,584 and an increase in trade payables of $557,872.

During the nine months ended September 30, 2014, cash used in operations totaled $1,516,037. This reflects a net loss of $2,196,122 less $680,085 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by $2,792,432 for non-cash financing costs, an increase in related party receivable of $652,047 and a decrease in trade payables of $1,212,504.

Net Cash Provided by (Used in) Investing Activities.  Investing activities provided $106,119 of cash in the nine months ended September 30, 2015, of which $85,531 was acquired as part of our reverse acquisition transaction.  Investing activities used $(10,347) of cash in the nine months ended September 30, 2014 for TAG system units leased to customers.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities during the nine months ended September 30, 2015 totaled $141,909.  Net cash provided by financing activities during the nine months ended September 30, 2014 was $1,673,570, of which $159,898 was proceeds from the sale of our common stock and $1,513,672 was from various note and loan facilities entered into during the period.

Outstanding Indebtedness

Our current indebtedness as of September 30, 2015 is comprised of the following:

•	Unsecured loan payable in the amount of $186,651 bearing interest at 15% per annum and due on demand;

•	Unsecured note payable in the amount of $74,660, bearing interest at 36% per annum and due on October 24, 2014;

•	Secured convertible loan payable in the amount of $919,164, bearing interest at 15.2% per annum and due on December 24, 2015; and

•	Unsecured, convertible note payable to related party in the amount of $310,000, bearing interest at 5% per annum and due on March 30, 2016;

•	Unsecured, convertible note payable in the amount of $250,000, bearing interest at 10% per annum and due on January 25, 2016.

Preferred Stock Redemption Obligations

Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a member of our board of directors, owns 4,229,384 shares (the “Series A Shares”) of Series A Convertible Preferred Stock of DSG TAG Systems. Pursuant to a Subscription / Debt Settlement Agreement dated September 26, 2014 between DSG TAG Systems and Westergaard Holdings, as amended on November 10, 2015, DSG TAG Systems has agreed that DSG Global, Inc. will complete financings for gross proceeds of at least $10 million and use a portion of the proceeds to redeem all of the Series A Shares at a price of $1.25 per share, as follows:

•	On or before December 15, 2015, we must complete a financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 Series A Shares;

•
On or before January 15, 2015, we must complete an additional financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 additional Series A Shares; and

•	On or before February 15, 2015, we must complete an additional financing for gross proceeds of at least $5.0 million and use at least $3.14 million to redeem the remaining 2,509,384 Series A Shares.

Prospective Capital Needs

Our principal sources of liquidity are our existing cash and cash generated from product sales.  Our cash totaled $39,123 at September 30, 2015, and our working capital at September 30, 2015 was ($2,267,226).

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

Off-Balance Sheet Arrangements

At September 30, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

On June 4, 2015, a lawsuit was commenced against DSG TAG Systems Inc. in the Supreme Court of British Columbia, captioned Amanda McGuire v. DSG TAG Systems Inc., No. S-154634, Vancouver Registry.  The plaintiff alleges that a promissory note in the principal amount of $100,000 CDN issued by DSG TAG Systems was not converted into common shares of DSG TAG Systems, as asserted by DSG TAG Systems, and the plaintiff seeks repayment of indebtedness in the amount of $100,000 CDN plus interest and costs.  An agreement was reached on August 13, 2015 between DSG TAG Systems and the plaintiff, pursuant to which DSG TAG Systems agreed to pay the plaintiff $119,700 CDN in monthly installations of $17,100 CDN, the first payment commencing on October 1, 2015, and the plaintiff agreed to exchange 101,200 shares of common stock of DSG Tag Systems for 18,422 shares of common stock of DSG Global, which exchange occurred on October 22, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 25, 2015, we issued to Jerry Katell, Katell Productions, LLC and Katell Properties, LLC, a convertible note (the “Note”), dated August 25, 2015, in the principal amount of $250,000. The Note bears interest at the rate of 10% per annum and is due and payable on February 25, 2016. The principal and accrued interest is to be repaid in full by the issuance to lender of common shares of DSG Global, Inc. at a price of $1.75 per share.  In addition, for each common share issued upon conversion of the Note we will issue to the lender one common share purchase warrant with an exercise price of $2.25 per share.  We believe the sale of the Note was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) by virtue of (i) Section 4(2) of the Securities Act as a transaction not involving a public offering. The recipient of the Note represented their intentions to acquire the Note for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends will be placed on any stock certificates or warrant certificates issued upon conversion of the Note.  The lender had adequate access, through its relationship with us, to information about DSG Global, Inc.   The sale of these securities was made without any general solicitation or advertising.

Item 5. Other Information

2015 Omnibus Incentive Plan

On November 12, 2015, our Board of Directors adopted the DSG Global, Inc. 2015 Omnibus Incentive Plan. Under the plan, we are authorized to grant equity-based awards in the form of stock options, restricted common stock, restricted stock units, stock appreciation rights, and other stock based awards to employees (including executive officers), directors and consultants of DSG Global, Inc. and its subsidiaries.  The maximum number of shares of common stock that are available for awards under the plan is 4,650,000 shares.  The plan may be administered by our Board of Directors or by committees of the Board. The plan is currently administered by the Board of Directors.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1.1	Articles of Incorporation of the Registrant	SB-2	333-146842	3.1	10-22-07
3.1.2	Certificate of Change of the Registrant	8-K	000-53988	3.1	06-24-08
3.1.3	Articles of Merger of the Registrant	8-K	000-53988	3.1	02-23-15
3.1.4	Certificate of Change of the Registrant	8-K	000-53988	3.2	02-23-15
3.1.5	Certificate of Correction of the Registrant	8-K	000-53988	3.3	02-23-15
3.2.1	Bylaws of the Registrant	SB-2	333-146842	3.2	10-22-07
3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	000-53988	3.2	06-19-15
10.1	Letter from Westergaard Holdings Ltd., dated November 11, 2015, extending dates of redemption obligations					X
10.2	Convertible Note Agreement, dated August 25, 2015, between Registrant and Jerry Katell, Katell Productions, LLC, Katell Properties, LLC					X
10.3	DSG Global, Inc. 2015 Omnibus Incentive Plan					X
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

Date: November 13, 2015	DSG Global Inc.
(Registrant)

By: /s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)