Form 10-K
period 2015-12-31
DSG Global Inc.
filed 2016-05-02
CIK 1413909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission file number 000-53988

DSG GLOBAL INC.
(Exact Name of Registrant as Specified in Its charter)

Nevada	26-1134956
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

214 – 5455 152nd Street, Surrey, British Columbia, Canada	V3S 5A5
(Address of Principal Executive Offices)	(Zip Code)

(604) 575-3848
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of December 31, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $36,879,450.80 based on the closing price on that date. As of April 29, 2016, the registrant had 30,205,607 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2015, the last day of the fiscal year covered by this Annual Report on Form 10-K.

DSG GLOBAL INC.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.  These forward-looking statements include, but are not limited to, statements concerning the following:

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

These forward-looking statements speak only as of the date of this Form 10-K and are subject to uncertainties, assumptions and business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission.  Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time.  It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission as exhibits thereto with the understanding that our actual future results and circumstances may be materially different from what we expect.

PART I

ITEM 1. BUSINESS

Our Corporate History and Background Prior to the Closing of the Share Exchange Agreement

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

We have not achieved revenues and have accrued a Net Loss of $153,964 since inception through May 6, 2015, the date of the reverse merger.  We have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.  To date we have been unable to raise sufficient capital to finance the production of any film or television production and, consequently, our management has sought alternative strategies, such as business combinations or acquisitions, to create value for our shareholders.

On April 13, 2015, we entered into a share exchange agreement with DSG TAG and the shareholders of DSG TAG who become parties to the share exchange agreement.  Pursuant to the terms of the share exchange agreement, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding shares of DSG TAG’s common stock in exchange for the issuance by our company of up to 20,000,000 shares of our common stock to the shareholders of DSG TAG on the basis of one of our common shares for 5.4935 common shares of DSG TAG.

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

The name change became effective with the Over-the-Counter Bulletin Board and OTC Markets quotation system at the opening of trading on February 23, 2015 under the symbol "BRPOD".  Effective March 19, 2015 our stock symbol changed to "DSGT".  Our new CUSIP number following the symbol change is 23340C104.  The first trade of our common shares occurred on March 25, 2015

On May 6, 2015, we completed the acquisition of approximately 75% (82,435,748 common shares) of the issued and outstanding common shares of DSG TAG Systems as contemplated by the share exchange agreement by issuing 15,185,875 shares of our common stock to shareholders of DSG TAG Systems who became parties to the agreement.  In addition, concurrent with the closing of the share exchange agreement, we issued an additional 179,823 shares of our common stock to Westergaard Holdings Ltd. in partial settlement of accrued interest on outstanding indebtedness of DSG TAG Systems.

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

Business Subsequent to the Closing of the Share Exchange Agreement

Subsequent to the closing of the share exchange agreement with DSG Tag Systems, Inc. (“DSG TAG”), we have adopted the business and operations of DSG TAG.

DSG TAG was incorporated under the laws of the State of Nevada on April 17, 2008 and extra provincially registered in British Columbia, Canada in 2008.  In March 2011, DSG TAG formed DSG Tag Systems International, Ltd. in the United Kingdom (“DSG UK”). DSG UK is a wholly owned subsidiary of DSG TAG.

When used the terms “Company,” “we,” “our,” “us,” “DSG,” or “DSG TAG,” means DSG Global, Inc. and its subsidiary DSG Tag Systems, Inc. and its wholly-owned subsidiary DSG Tag Systems International, Ltd.

DSG Global Inc. (“DSG”) is a technology development company based in Surrey, British Columbia, Canada, engaged in the design, manufacture, and marketing of fleet management solutions for the golf industry, as well as commercial, government and military applications. Its principal activities are the sale and rental of GPS tracking devices and interfaces for golf vehicles, and related support services. The company was founded by a group of individuals who have dedicated their careers to fleet management technologies and have been at the forefront of the industry's most innovative developments. The company has developed the TAG suite of products that represents a major breakthrough as the first completely modular fleet management solution for the golf industry. The Executive Team has over 50 years' combined experience in the design and manufacture of wireless, GPS, and fleet tracking solutions. The TAG suite of products is currently sold and installed around the world in golf facilities and commercial applications through a network of established distributors and partnerships with some of the most notable brands in fleet and equipment manufacture.

The company specializes in the vehicle fleet management industry. DSG stands for “Digital Security Guard” which is the company’s primary value statement giving fleet operator’s new capabilities to track and control their vehicles. The company has developed a proprietary combination of hardware and software that is marketed around the world as the TAG System. The company has primarily focused on the golf industry where the TAG System is deployed to help golf course operators manage their fleet of golf carts, turf equipment, and utility vehicles. DSG is now a leader in the category of Fleet Management in the golf industry and was awarded “Best Technology of the Year” by Boardroom magazine the publication of the National Golf Course Owners Association in 2010. To date the TAG is installed on over 8,000 vehicles and the company has monitored over 6,000,000 rounds.

The TAG system fills a void in the marketplace by offering a modular structure which allows the customer to customize their system depending on desired functionality and budget constraints. In addition to the core TAG vehicle control functionality which can operate independently, DSG has two golfer information display systems; the alphanumeric TEXT and high definition TOUCH providing the operator two options which is unique in the industry.

The market for the TAG System is the 40,000 golf operations worldwide. While the golf industry is still the primary sales and marketing focus, the company has completed several successful pilots of the TAG in other vertical markets such as agriculture, and commercial fleet deployments. With appropriate resources in place the company will implement a sales and marketing strategy expanding into these markets.

We have a direct sales force in North America, which comprises the most significant portion of the golf fleet market, and have developed key relationships with distributors and golf equipment manufacturers such as E-Z-GO, Yamaha and Ransomes Jacobsen to help drive sales for the North American and worldwide markets.

Emerging Growth Company

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

We shall continue to be deemed an emerging growth company until the earliest of:

(A)
the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B)
the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C)	the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or
(D)	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have elected not to opt out of the extended transition period for complying with any new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

DSG Technologies and Products

Technology Overview

DSG produces a “modular” suite of products to provide fleet management solution for any vehicle required for a golf operation, and provides two golfer information display options to meet the operators budget requirements. DSG believes that it is currently the only company in the golf fleet management industry with these capabilities.

The DSG TAG System is designed from the ground up to be a golf/turf vehicle fleet management system. Its main function is addressing the golf course operator needs. While employing same core technology (cellular wireless and GPS) as traditional commercial vehicle fleet management systems, DSG has created patent pending solutions to adapt it to the very specific requirements of the golf environment.  Compared to mainstream fleet tracking products, DSG collects 10 to 50 times more data points per MB (megabyte) of cellular data due to its proprietary data collection and compression algorithms. Also the relative positioning accuracy is improved by almost one order of magnitude by the use of application-specific geo-data validation and correction methods.

DSG’s proprietary methods make it possible to offer a solution suitable for use on golf courses at a price low enough to be affordable in the industry.  Every system component incorporates state-of-the-art technology (server, mobile trackers, display). In developing its products DSG TAG Systems has adopted an application oriented approach placing the most emphasis (and research & development) on server and end-user software by taking advantage of the commodity level reached by mainstream technologies such as Global Positioning (GPS) and M2M (Machine to Machine) Cellular Data in the wider context of Commercial Fleet Management.

DSG leveraged the existence of an abundance of very cost effective telematics solutions by selecting an “off-the-shelf” hardware platform that meets all the main performance and environmental requirements for operation in the harsh, outdoor golf course environment.  While removing all risk and cost associated with developing a proprietary hardware platform, DSG has maintained the unique nature of its hardware solution by developing a set of proprietary adapters and interfaces specifically for the golf application.

DSG has secured an exclusive supply agreement with the third-party hardware manufacturers for the vertical of golf industry. Additionally, DSG owns the design of all proprietary adapters and interfaces. This removes the risk of a potential competitor utilizing the same hardware platform.  Competitors could attempt to reverse engineer or copycat the TAG technology and equipment. This risk factor is mitigated by the fact that our product does not rely on a particular technology or hardware platform to be successful but on a very specific vertical software application that is far more difficult to copy (and respectively easier to protect).

The application software contains patent features implemented in every core component of the system. The TAG device runs DSG proprietary firmware incorporating unique data collection and compression algorithms. The web server software which powers the end-user application is also proprietary and incorporates the industry knowledge accumulated through the over 70 years of collective experience of the DSG team.

This approach has given the product line a high level of endurance against technology obsolescence. At any point in time, if a hardware component is discontinued or a better/less expensive hardware platform becomes available, the software application can be easily adapted to operate on the new platform or with the new component. The company benefits from the constant increase of performance and cost reduction of mainstream hardware technology without any additional cost.

The web-based Software-as-a-Service (SaaS) model used by DSG TAG System is optimal for low operating and support costs and rapid-cycle release for software updates. It is also a major factor in eliminating or substantially reducing the need for any end-user premises equipment. Customers have access to the service through any internet connected computer or mobile device, there is no need for a local wireless network on the facility and installation time and cost are minimal.

DSG is positioned to take advantage of mainstream technology and utilize “best of breed” hardware platforms to create new generations of products. Our software is designed to be “portable” to future new platforms with better GPS and wireless technology in order to maintain the Company competitive edge.

All new product development effort of DSG is following the same model: select the best of breed third-party hardware platform, design and produce custom proprietary accessories while focusing the bulk of the development efforts on vertical software application to address a very specific set of end-customer needs.

The latest addition to the TAG family of products, the TAG TOUCH is a perfect example of this development philosophy in action: the main component is a last-generation Android tablet PC wrapped in a custom designed outdoor enclosure containing the power supply and interface components required for the golf environment. The software application is taking advantage of all the advanced high resolution graphics, touch user interface and computing power of the Android OS delivering a vastly superior user experience compared to competitive systems. The time to market for this product was 30% of how long it took to develop and launch this type of products in the past.

The TAG Control Unit

The company’s flagship product is the TAG Control unit. The TAG can operate as a “stand alone” unit or with one of two displays; the TEXT alphanumeric display or the TOUCH high definition “touch activated” screen. The TAG is GPS enabled and communicates with the TAG software using cellular GSM networks. Utilizing the cellular networks rather than erecting a local Wi-Fi network assures carrier grade uptime, and vehicle tracking “off- property”. GSM is the de facto global standard for mobile communications.

The TAG unit itself is discreetly installed usually in the nose of the vehicle to give the GPS clear line of site. It is then connected to the vehicle battery and ignition. The property is then mapped using the latest satellite imagery that is graphically enhanced and loaded into the TAG System as a map.

Once installed the vehicle owner utilizes the TAG software to locate the vehicle in real time using any computer, smartphone, or tablet that has an internet connection and perform various management operations.

The operator can use the geo-fencing capabilities to create “zones” on the property where they can control the vehicles behavior such as shutting down a vehicle that is entering a sensitive or dangerous area. The TAG System also monitors the strength of the vehicle’s battery helping to prevent sending out vehicles undercharged batteries which can be an inconvenience for the course and negatively impact the golfer experience.

Features and Benefits

•	Internal battery utilizing Smart Power technology which charges the battery only when the vehicle is running (gas) or being charged (electric)
•	Pace of Play management and reporting which is a critical statistic for the golf operator
•	No software to install
•	Web based access on any computer, smartphone, or tablet
•	Set up restricted zones to protect property, vehicles, and customers
•	Real time tracking both on and off property (using Street Maps)
•	Email alerts of zone activity
•	Cart lockdown
•	Detailed usage reporting for improved maintenance, proper vehicle rotation, and staff efficiency
•	Geo fencing security features
•	Ability to enforce cart path rules which is key to protecting course on wet weather days
•	Modular system allows for hardware and feature options to fit any budget or operations

TEXT Display

The TEXT is paired with the TAG Control unit as DSG’s entry level display system for operators who desire to provide basic hole distance information and messaging to the golf customer. The TEXT is a very cost effective solution for operators who desire to give their customers GPS services with the benefits of a Fleet Management back end. The TEXT can be mounted on the steering column or the dash depending on the customer’s preference.

DSG’s entry level alphanumeric golf informations display

Features and benefits

•	Hole information display
•	Yardage displays for front, middle, back locations of the pin
•	Messaging capabilities – to individual carts or fleet broadcast
•	Zone violation warnings
•	Pace of Play notifications
•	Smart battery technology to prevent power drain
•	Versatile mounting option

TOUCH Display

The TOUCH is a solution for operators who desire to provide a high level visual information experience to their customers. The TOUCH is a high definition “Touch” activated display screen mounted in the golf cart integrated with the TAG Control unit to provide a full back/front end Fleet Management solution. The TOUCH displays hole graphics, yardage, and detailed course information to the golfer and provides interactive features such as Food and Beverage ordering and scorekeeping.

The industry leading Touch HD – the most sophisticated display in the market.

Features and Benefits

•	Integrated Food and Beverage ordering
•	Pro Tips
•	Flyover capability
•	Daily pin placement display
•	Interactive Scorecard with email capability
•	Multiple language choices
•	No power drain with Smart Battery technology
•	Full broadcast messaging capabilities
•	Pace of Play display
•	Vivid hole graphics
•	Option of steering or roof mount
•	Generate advertising revenue and market additional services

Advertising Platform

A unique feature of the TOUCH system is the advertising display capability. This can be used by the operator for internal promotion of services or for generating revenue by selling the ad real estate since the golf demographic is very desirable to advertisers. The TOUCH displays banner, panel, full page, pro tip, and Green view ads. There is also ad real estate on the interactive feature screens for Food and Beverage ordering and the scorecard. The Touch System can also display animated GIF files or play video for added impact.

Advertising displayed in multiple formats including animated GIF and video

DSG has developed proprietary “Ad Manager” software which is used to place and change the ads on the system(s) from a central NOC (Network Operations Center) in real time. The Ad Manager can deploy to a single system or multiple systems. This creates a network of screens that is also very desirable to advertisers as ad content can be deployed locally, regionally, or nationally. The advertising platform is an important part of the company’s future marketing and sales strategy.

DSG R3 Advertising Platform

The DSG R3 program delivers advance ROI (Revenue Optimization Intelligence). Utilizing all streams of advertising delivery, such as automated, direct, and self-serve. The R3 program has the ability to deliver relevant advertising to golfers the moment they sit in the cart. The R3 model is more effective than the previous advertising model of ‘One to One’, these are local ads only sold through direct sales by courses, or 3rd party advertising sales firms. The new R3 model offers ‘Many to one’ advertising options, delivering thousands of national, regional, and local advertisers an opportunity to advertise on our screens through our R3 Marketplace.

Previous ‘One to One’ model vs the new R3 model ‘Many to One’

TAG TURF/ECO TAG

The TAG Turf and the new ECO TAG were developed to give course operators the same back end management features for their turf equipment and utility vehicles. Turf equipment is expensive and a single piece can run over $100,000 and represents a large portion of a golf course operating budget. The TAG Turf and ECO TAG have comprehensive reporting that the operator can utilize to implement programs that can increase efficiencies, reduce labor costs, help lower idle times, provide fuel consumption and equipment performance, provide historical data on cutting patterns, and reduce pollution from emissions by monitoring idle times. Since the golf course needs to be maintained regardless of volume these cost saving measures directly impact the operator’s bottom line.

Features and Benefits

•	Can be installed on any turf, utility, or service vehicle
•	Work activity tracking and management
•	Work breakdown and analysis per area, work group, activity type or specific vehicle
•	Vehicle idling alerts
•	Zone entry alerts
•	Detailed travel (cutting patterns) history
•	Detailed usage reports with mileage and hours
•	Protection for ecological areas through geo fencing
•	Vehicle lock down and ‘off property’ locating features

The TAG Turf provides detailed trail history and cutting patterns

Revenue Model

DSG derives revenue from four different sources.

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

Advertising Revenue is a new source of revenue that has not been taken full advantage of. We believe it has the potential to be strategic for us in the future. Currently, courses can deliver their own advertising to our TOUCH units and soon we’ll be introducing our R3 program which automates the delivery of advertising.

Markets

Sales and Marketing Plan

The market for the TAG System is the worldwide golf cart and Turf equipment fleets. There are 40,000 golf courses around the world with North America being the largest individual market with 20,000. This represents over 3,000,000 vehicles. The golf market has five distinct types of operations. Municipal, Private Country Clubs, Destination Resorts, Public Commercial, Military and University affiliated. DSG has deployed and has case studies developed TAG systems in each of these categories.

Our marketing strategy is focused on building brand awareness, generating quality leads, and providing excellent customer service.

North America Sales

Since the largest market is North America the company employs a direct sales team and Sales Agents that provides full sales coverage. Our Sales Agents are experienced golf industry professionals who maintain established relationships with the golf industry and carry multiple golf lines. Our sales objective is to offer our existing and prospective customers a dedicated, knowledgeable, and outstanding customer service team.

In addition, our team is dedicated to existing accounts that focus on up-selling and cross-selling additional products to our current customer base, securing renewal agreements, and providing excellent customer service. The current regions are:

•	Western Canada
•	Eastern Canada
•	Northeast USA
•	Western USA
•	Southeastern USA
•	Midwest USA

International Sales

DSG focuses on select global golf markets that offer significant volume opportunities and that value the benefits that our products deliver.

We utilize strategic distributor partnerships in each targeted region/country to sell, install and service our products. Distributors are selected based on market strength, market share, technical and selling capability, and overall reputation. We believe that DSG solutions appeal to all distributors because they are universal and fit any make or model of vehicle. We maintain and leverage our strong relationship with Yamaha, E-Z-GO and Ransomes Jacobsen (sister company to E-Z-GO) in developing our distributor network around the world. Today, many of our distributor partners are the leading distributors for E-Z-GO and RJ and hold a dominant position in their respective markets. While they are Yamaha or E-Z-GO distributors, most sell DSG products to all courses regardless of their choice of golf car as a value add to their customers and to generate additional revenue. We complement this distributor base with independent distributors as needed to ensure we have sufficient coverage in critical markets.

Currently DSG is focused on Europe, Asia and South Africa. The company is looking to expand next into Australia and Latin America.

Management Companies

Many golf facilities are managed by management companies. The portfolios of these companies vary from a few to hundreds of golf courses. Troon®, the world’s largest player in golf course management, has over 200 courses under management. The management companies provide everything from branding, staffing, management systems, marketing, and procurement. DSG is currently providing products and services to Troon, OB Sports, Kemper Sports, Trump, Marriott Golf, Blue Green, Crown Golf, American Golf, Billy Casper, Club Corp, and Club Link.

DSG has been successful in completing installations and developing relationships with several of the key players who control a substantial number of courses. DSG will continue to implement system developments that are driven by the needs of these management companies such as combined reporting, multiple course access through a centralized dashboard. This development will become a competitive advantage for DSG in the management company market.

DSG has dedicated a team to create specific collateral for this market and has assigned a senior executive to have direct responsibility to manage these relationships.

Competition

We compete with a number of established producers and distributors of vehicle fleet management systems.  Our competitors include producers of golf specific applications, such as GPS Industries, LLC., one of the leading suppliers of golf cart fleet management systems, as well as producers of non-golf specific utility vehicle fleet management systems, such as Toro.  Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we must:

•	demonstrate our products’ competitive advantages;
•	develop a comprehensive marketing system; and
•	increase our financial resources.

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

However, as we are newly-established company relative to our competitors, we face the same problems as other new companies starting up in an industry, such as limited access to capital. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of research, operation and development than us. In addition, they may be able to provide more competitive products than we can and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Our primary competitor in the field of golf course fleet management is GPS Industries, a company that was founded in 1996 by Mr. Bob Silzer, the founder of DSG TAG Systems. GPS Industries is currently the largest player in the marketplace with an installed base of approximately 750 golf courses worldwide. GPS Industries was consolidated by various mergers and acquisitions with a diversity of hardware platforms and application software. Since 2009, when GPS Industries has introduced their latest product offering called the Visage, in an exclusive partnership with Club Car, their strategy has been to target mostly their existing customers and motivate them into replacing their existing, older GPS system, with the Visage system.

GPS Industries is leveraging very heavily their partnership with Club Car, which is one of the three largest golf cars manufacturers in the world and at times is benefiting from golf operators’ preference for Club Car and their vehicles when they select their management system.

Market Mix

Since the introduction of the DSG product line, the golf course operators realized that they have now access to a budget-friendly fleet management tool that works not only on golf cars but also with all other vehicles used on the golf course such as turf maintenance, shuttles, and other utility vehicles.

Marketing studies have identified that half of the golf course operators only need a fleet management system and only 15% need a high end GPS golf system. This illustrates the strong competitive advantage that DSG TAG Systems has versus GPS Industries since their product can only address the needs of a relatively small fraction of the marketplace.

Consequently, GPS Industries installed base has steadily declined since most of their new product installations have replaced older product for existing customers and some customers have opted for a lower budget system and switched over to DSG TAG Systems.

Marketing Activities

The company has a multi layered approach marketing the TAG suite of products. One of the foundations of this plan is attending industry trade shows which are well attended by golf operators. The two largest shows are the PGA Merchandise Show and the Golf Industry Show which are held in Florida at the end of January. The company also attends a number of regional shows around North America. International events are attended by our distributors and partners.

The second layer is memberships in key organizations such as the National Golf Course Owners Association, Golf Course Superintendents Association, and Club Managers Association of America. These are very influential in the industry and have marketing channels such as publications, email blasts, and web based marketing. The company also markets directly to course operators through email, surveys direct mail programs.

Lead Generation

One of the primary sources of lead generation is through the company’s strategic partnerships with EZ-GO, Yamaha, and Ransomes Jacobson. These relationships provide the company with a great deal of market intelligence. The sales forces of the partners work in tandem with the DSG sales team by passing on the leads, creating joint proposals, and distributing TAG sales material. The company has also created co-branded materials for specific value items of interest to operators such as Pace of Play solutions. DSG sale s and marketing staff attend partner sales events to conduct training and discuss marketing strategies.

The company is in the process of testing an internal telemarketing program in several key markets to gauge whether this particular channel warrants larger scale implementation.

Competitive Advantages

Pricing

One of the “heroes” of the TAG System is providing the course operator a range of modular fleet management options that are very competitively priced. Pricing options range from the TURF, TAG, Text, and Touch System, giving the customer a wide range of pricing options.

Functional advantages

DSG has the distinctive advantage of being able to offer a true fleet management system, encompassing all the vehicles on the golf course not just the golf carts. Due to the modular nature of the system, customers have now the option to configure their system’s configuration to match exactly their needs and their budget.

Product advantages

DSG products are the robust, reliable, and user friendly systems in the world. DSG is the only company currently providing systems that are waterproof with internal batteries to ensure our partners retain the full golf cart manufacturer’s warranty

Operational Plan

Our Operations Department’s main functions are outlined below:

Product Supply Chain Management

•	Product procurement, lead-time management
•	Inventory Control

Customer Service

•	Training
•	Troubleshooting & Support
•	Hardware Repairs

Installations

•	Content & graphics procurement
•	System configurations
•	Shipping and Installation

Infrastructure Management

•	Communication Servers Management
•	Cellular Data Carriers
•	Service and administration tools

Product Supply Chain

In order to maintain high product quality and control, as well as benefiting from cost savings, the company is currently procuring all main hardware components offshore. Final assembly is locally performed in order to ensure product quality. Other main components are also procured directly from manufacturers or from local suppliers that outsource components office in order to keep the price as low as possible.

The company is requesting the suppliers to perform a complete set of quality testing and minimum 24 hours’ burn-in before the product is delivered. The local hardware assembler and components supplier offers 12 months’ warranty. The main hardware components offshore supplier offers a warranty plan of 15 months from the date the product is shipped. With an extended 90 days beyond the current warranty, such repair service would be paid by the supplier except for component replacement costs, which would be paid by DSG.

Another important activity related to the management of the product supply chain is working closely with the suppliers and ensuring that we have alternate sources for the main components and identify well in advance any components that may go “end-of-life” and find suitable replacements before product shortages may occur.

Inventory Control

The Company has implemented strict inventory management procedures that govern the inbound flow of products from suppliers, the outgoing flow to customers as well as the internal movement of inventory between warehouses (Canada, US and UK).  There are also procedures in place to control the flow of equipment returning from customers for repairs and their replacements.

Installation

The Company is utilizing a small number of its own field engineers, geographically positioned to be in close proximity of areas with high concentrations of current and future customers. Occasionally, when new installations exceed the internal capacity, the company employs a number of external contractors, on a project by project basis. Each contractor has been trained extensively to perform product installations and the Company has created an extensive collection of Installation Manuals for all products and vehicle types.

The product was designed with ease of installation as one of its features. Additionally, the installation process includes a pre-shipping configuration process that prepares each device with all the settings and graphics content (if applicable) required for the specific location it will be deployed. This makes the installation process a lot simpler and less time consuming in the field which reduces costs (accommodations, food, travel) for internal staff as well as external contractor cost (less billable time).

Another benefit of the simplified installation procedure is increased scalability in anticipation of increased number of installs in the future by reducing the skill level and training time requirements for additional contractors.

Customer Service

The company has deployed its Customer Service staff strategically so it has at least one service representative active during business hours in North America, Europe and South Africa.

The company is handling Customer Service directly in North America and UK, offering telephone and on-line support to end-customers. In other international markets, the first-line customer service is handled by local distributor’s staff while DSG is supplying training and more advanced support to the distributors.

For the management of the customer service activities, the company is utilizing SalesForce.com CRM system which allows creating, updating, closing and escalation of service cases, including the issuance of RMA (Return Material Authorization) numbers for defective equipment. Using SalesForce.com also allows generation of management reports for service issues, customer satisfaction, and equipment failures in order to quickly identify trends, problem accounts or systemic issues.

In addition, DSG will begin to offers the DSG Par 72 Service & Support Plan to guarantee service and support to client courses in the golf business, this program will be available April 2016. This new program for client courses will guarantee service and support program within 24 hours of a problem arising.

Product Development and Engineering

The company employs a team of software engineers in house to develop and maintain the main components of the server software and firmware.

All product development is derived from business needs assessment and customer requests.

The Product Manager is reviewing periodically the list of feature requests with the Sales, establishes priorities and updates the Product Roadmap.

The software engineers are also responsible for developing specialized tools and systems utilized increase efficiency in the operation of the company. These projects include functionality such as: automated system monitoring, automatic service alerts, improved remote troubleshooting tools, cellular data monitoring and reporting.  All these tools are critical in future ability to support more customers with less resources, streamline support, and improve internal efficiency.

All hardware development (electronics and mechanical) is generally outsourced, however small projects like mounting solutions or cabling are handled in house.

Material Contracts

On February 15, 2014 DSG entered into an agreement with DSG Canadian Manufacturing Corp., a British Columbia corporation, which was hired to develop an accessory product called the “TAG Touch” for the Company. DSG retains the exclusive right to manufacture and sell the TAG Touch after the development was completed. The Contractor has agreed to transfer all of the intellectual property (IP) related to the TAG Touch product to the Company in exchange for $1,231,128. The amount is to be paid by the transfer of ownership of 804 Tag Touch units to the Contractor. The Company will assist in the rental of these units and the collection of the rental fees and has agreed to provide Contractor with $22 per unit, out of the usual $50 per unit the Company charges the customer, per month, starting in October 2014. The agreement is for 48 months. At the end of the term the Company can purchase the units back by the issuance of $1,275,000 worth of its common shares to the Contractor with the number of shares calculated on the average closing value of the previous 120 days trading of DSG’s common stock. The terms of this agreement are currently being renegotiated. As of the date of this report no monthly payment amounts have been paid to the Contractor nor has title to the units been transferred.

On September 26, 2014 DSG TAG entered into a Subscription and Debt Settlement Agreement (as amended on October 7, 2014) whereby Westergaard Holdings Ltd., a corporation owned and controlled by our current director Keith Westergaard, purchased: (i) 4,229,384 Series A Preferred Shares of DSG TAG at a deemed price of $1.25 per share in consideration for the settlement of $5,386,730.50  in debt payable to Westergaard Holdings; and (ii) 2,001,735 common shares of DSG TAG at a deemed price of $0.25 per share in consideration of $2,502,168.23 in interest and expenses accrued in respect of the debt.  Until such time as all Series A Shares have been redeemed by DSG TAG Westergaard Holdings may convert any or all of its remaining Series A Shares and accrued interest into common shares of DSG Global at $1.25 per share.

Pursuant to the Agreement, DSG Tag agreed to complete a going public transaction by share exchange within 60 days of the Agreement, and a private placement financing of not less than $5,000,000 in gross proceeds within 60 days of going public., the Company and/or Pubco shall have completed a financing for gross proceeds of at least $5,000.000.  DSG Tag agreed to pay $2,500,000 of the financing proceeds to Westergaard Holdings to redeem 2,000,000 of the Series A Preferred Shares at the deemed redemption price of $1.25 per share.  DSG TAG further agreed to raise additional gross proceeds of $5,000,000 and to redeem an additional 2,000,000 Series A Preferred Shares from Westergaard Holdings (at a redemption price of $1.25 per share or $2,500,000 in the aggregate).within 150 days following the going public transaction.  Subsequent to the Agreement, DSG TAG completed its going public transaction on May 6, 2015 but did not raise sufficient capital to redeem the Series A Preferred Shares.  The Subscription and Debt Settlement Agreement was subsequently amended by letter of agreement dated December 31, 2015, as described below.

On October 24, 2014 DSG entered into a loan agreement with A. Bosa & Co (Kootenay) Ltd., a shareholder from DSG for $250,000 CAD. The amount payable is the remaining amount not converted to shares from the share exchange agreement. The loan accrues interest at 15% per annum.

On March 31, 2015 DSG entered into an agreement with Adore Creative Agency Inc., a corporation owned by our director Rupert Wainwright pursuant to which Adore will provide marketing services to DSG.  The terms included cash payment of $17,500 and a note in the amount of $310,000, with 5% interest per annum, convertible at the election of the holder into 248,000 common shares in the capital stock of DSG Global, Inc. at a price of $1.25 per share, maturing on March 30, 2016. As of December 31, 2015, approximately 90% of the marketing services related to the agreement have been expensed for a total amount of $280,000 and the remaining $30,000 is recorded as a prepaid deposit. Marketing services to date have not been completed.

On May 19, 2015 DSG entered into a commercial collaboration agreement for tablet products for the North America market with Remo Manufacturing (‘Remo’), a Chinese company in Shanghai, China. Remo is a first tier developer and manufacturer of wireless tablets and devices. As per the agreement Remo and DSG have partnered together to develop new product lines.

On August 25, 2015 DSG entered into a convertible note agreement with Jerry Katell for $250,000. The term of the note is for six months, interest of 10% per annum to be repaid in full by way of common shares @ USD $1.75 per share with piggyback registration rights on the first registration statement filed by DSG and one full warrant @ USD $2.25 per share.

On January 21, 2016, DSG signed a three-month Lease Agreement regarding DSG’s offices located at 5455-152nd Street, Surrey, British Columbia. The term will commence on February 1, 2016 and end on April 30, 2016. The Lease is subject to DSG TAG negotiating a Lease with the Landlord, Benchmark Group, for the current occupied space or another space in the building prior to March 31, 2016. If no agreement has been signed, the Landlord reserves the right to terminate the Lease on March 31, 2016. On April 7, 2016, DSG has signed an additional two-month extension on the current lease at 214-5455 152nd Avenue, Surrey, BC, V3S 5A5. The term will on May 1, 2016 and end on July 31, 2016.

On January 22, 2016, DSG TAG entered into a short term loan agreement with Jeremy Yaseniuk for CAD$337,172 or USD$250,000, payable in either currency at the exchange rate of 1.35. The maturity date of the agreement is no more than six months of the agreement or July 22, 2016. The loan amount bears an interest rate of 10% per annum which shall be payable on the on the maturity date with minimum interest of $25,000.

On January 25, 2016, DSG TAG signed a Letter of Intent for exclusive work rights in golf courses and gated communities for Mullen Golf Cars of Mullen Technologies, Inc. DSG has the exclusive rights to offer models 100e 2 seater, 2 door 4 seater, the 100 e4 and any new Mullen golf worthy SLV to the gated communities known as The Villages, Florida, USA.

On March 5, 2016, by letter agreement dated December 31, 2015 with Westergaard Holdings Ltd., a corporation owned by our Director Keith Westergaard, we amended the Subscription and Debt Settlement Agreement dated September 26, 2014 between DSG Tag Systems, Inc. and Westergaard Holdings, as previously amended on October 4, 2015.  Westergaard Holdings owns 4,229,384 shares Series A Convertible Preferred Stock of DSG TAG. Pursuant to the settlement agreement, the parties have agreed that DSG Global will complete financings for gross proceeds of at least $10 million and use a portion of the proceeds to redeem all of the Series A Convertible Preferred Shares.  The letter agreement modifies the redemption provisions of the original agreement, which now obligate us to raise capital and redeem the Series A Convertible Preferred Shares at a price of $1.25 per share as follows: (i) on or before May 1, 2016, DSG Global must complete a financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 Series A Shares; (ii) on or before June 1, 2016, DSG Global must complete an additional financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 additional Series A Shares; and (iii) on or before July 1, 2016, DSG Global must complete an additional financing for gross proceeds of at least $5.0 million and use at least $3.04 million to redeem the remaining 2,429,384 Series A Shares.

On March 31, 2016, DSG TAG signed a promissory note for $54,000 CAD. The terms are payable on or before April 30th, 2016 to the order of E. Gary Risler, together with interest of 6% per annum simple interest. Interest will be accrued and payable at the time of promissory note repayment. Security for this note will $150,000 CAD of Tag, Touch, and Text inventory currently owed by DSG TAG.

On April 6, 2016, DSG TAG entered into a loan agreement with Westergaard Holdings Ltd. a corporation owned by our director Keith Westergaard, pursuant to which we raised proceeds of $120,000 CAD. DSG TAG agrees to pay the loan plus fees no later than the final due date of July 6, 2016. The fees for service are as follows: (a) DSG TAG agrees to pay a fee for service equal to 5% of the amount of the loan or $6,000 CAD if the loan is paid in full, including fees on or before May 6, 2016; (b) DSG TAG agrees to pay a fee for service equal to 10% of the amount of the original loan, or $12,000 CAD if the loan is paid in full, including fees, between May 7, 2016 and June 5, 2016; and (c) DSG TAG agrees to pay a fee for service equal to 20% of the amount of the original loan, or $24,000 CAD if the loan is paid full, including fees, between June 6, 2016 and July 5, 2016. DSG TAG agrees to pay partial payments towards the principal amount of the loan and fees. DSG TAG agrees that fees will be charged on the initial amount of the loan.

Description of Property

On January 21, 2016 DSG entered into a three-month Lease Agreement regarding the lease DSG’s offices located at 5455-152nd Street, Surrey, British Columbia.  Pursuant to the agreement DSG has leased the approximately 2,957 square foot space on a month to month basis at the rate of CAD$5,518.63 (approximately USD $4,087.87) per month. DSG may terminate the lease with 30 days’ notice. On April 7, 2016, DSG has signed an additional two-month extension on the current lease at 214-5455 152nd Avenue, Surrey, BC, V3S 5A5. The term will on May 1, 2016 and end on July 31, 2016.

For the year ended December 31, 2015, the aggregate rental expense was CAD$82,531 (approximately USD$61,134).  Rent expense included other amounts paid in Canada and the United Kingdom for warehouse storage and offices under month to month or as needed basis.

Intellectual Property

General

Our success will depend in part on our ability to protect our products and product candidates by obtaining and maintaining a strong proprietary position both in the United States and in other countries. To develop and maintain our proprietary position, we will rely on patent protection, trade secrets, know-how, continuing technological innovations and licensing opportunities.  In that regard we retain and rely on the advice of legal counsel specialized in the field of intellectual property.

Patents

DSG owns two U.S. patents

•	US Patent No. 8,836,490 for a “Vehicle Management” was issued September 16, 2014 and expires June 29, 2031.
•	US Patent No. 9,280,902 for a “Facilities Management” was issued March 8, 2016 and expires January 24, 2032.

Patent Litigation

On December 30, 2012 a corporation filed an action against DSG in the United States courts claiming patent infringement. On March 8, 2013 the parties agreed to a settlement, with the Company admitting no wrong doing, in the amount of $125,000. The settlement is to be paid over an 18 month period in equal installments of $7,500 with annual interest rate of 8%. DSG has accrued all liabilities related to this matter in the financial statements.

Domain Names

We have registered and own the domain name of our website www.dsgtag .com.

Copyright

We own the common law copyright in the contents of our website (www.dsgtag.com.) and our various promotional materials.

Trademarks

We own the common law trademark rights in our corporate name, product names, and associated logos, including “DSG TAG”, “TAG Golf”, “ECO TAG”, “TAG Text”, “TAG Touch”, “TAG Turf”, “TAG Commercial” and “TAG Military”. We have not applied to register any trademarks with the U.S. Patent and Trademark Office.

Employees

As of April 11, 2016, we have 16 full-time employees in general and administrative, operations, engineering, research and development, business development, sales and marketing, and finance.  We also engage independent contractors and consultants from time to time on an as-needed basis to supplement our core staff.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K, including our consolidated financial statements and related notes, before investing in our common stock. If any of the following risks materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2015 and 2014 with respect to their doubt about our ability to continue as a going concern. As discussed in Note [3] to our financial statements for the years ended December 31, 2015 and 2014, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raise doubt about our ability to continue as a going concern.

Our inability to complete our future research and development and engineering projects in a timely manner could have a material adverse effect of our results of operations, financial condition and cash flows.

If our research and development projects are not completed in a timely fashion, we could experience:

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

Parts of our company’s business plan are dependent on business relationships with various parties.

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

Our common stock is quoted on the OTCQB Venture Marketplace operated by the OTC Markets Group. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a stock exchange like the Nasdaq Stock Market or New York Stock Exchange.  Accordingly, our shareholders may have difficulty reselling any of their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 214 - 5455 152nd Street, Surrey, BC, V3S 5A5 Canada, where we lease approximately 2,957 square feet of office space.  On January 21, 2016 we signed a three-month lease, the term will commence on February 1, 2016 and end on April 30, 2016. The Lease is subject to DSG negotiating a Lease with the Landlord for the current occupied space or another space in the building prior to March 31, 2016.

ITEM 3. LEGAL PROCEEDINGS

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

On December 3, 2015, a second action lawsuit was commenced against DSG TAG Systems Inc. in the Supreme Court of British Columbia, captioned Amanda McGuire v. DSG TAG Systems and DSG Global Inc., No. S-1510050, Vancouver Registry. The plaintiff filed a claim for default on the settlement agreement entered in on August 13, 2015 due to non-payment. On February 20, 2016, a new agreement was reached between DSG TAG Systems and the plaintiff, pursuant to which DSG TAG Systems agreed to pay the plaintiff $86,780 CDN in monthly installations of $5,423.75 CDN over a period of sixteen consecutive months, the first payment commencing April 20, 2016.

We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect our future financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is currently quoted on the OTC Market’s OTCQB Venture Marketplace (“OTCQB”) under the symbol “DSGT”.  The following table sets forth for the periods indicated the high and low bid price per share of our common stock as reported on the OTCQB.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions:

OTC Markets Group Inc. OTCQB(1)

Quarter Ended	High $	Low $

December 31, 2015	2.58	1.06
September 30, 2015	3.00	2.25
June 30, 2015	2.90	1.75
March 31, 2015	1.75	1.75
December 31, 2014	(2)	(2)
September 30, 2014	(2)	(2)
June 30, 2014	(2)	(2)
March 31, 2014	(2)	(2)
December 31, 2013	(2)	(2)

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	The first trade of our common shares occurred on March 25, 2015.

Holders of Record

As of December 31, 2015, we had 79 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future, if at all. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements included later in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

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

In addition, DSG is currently in negotiations with a telecommunications provider to provide new technology in hardware and wireless access.

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

Additional Capital

We require additional capital to continue to develop software and products, meet our contractual obligations, and execute our business plan. There can be no assurances that we will be able to raise additional capital on acceptable terms or at all, which would adversely affect our ability to achieve our business objectives. We estimate our operating expenses and working capital requirements for the twelve month period to be as follows:

Estimated Expenses for the Twelve Month Period ending December 31, 2016

Management compensation	$500,000
Professional fees	$150,000
General and administrative	$1,800,000
Etc. Total	$2,450,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $2,450,000 that we require for the next 12 months, we had $6,800 in cash as of April 29, 2016, and a working capital deficit of $2,870,263. Until we complete another transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources obligations, and execute our business plan. There can be no assurances that we will be able to raise additional capital on acceptable terms or at all, which would adversely affect our ability to achieve our business objectives.

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

Mapping. Our mapping costs consist of aerial mapping, course map, geofencing, and 3D flyovers for golf courses. This cost is incurred at the time of hardware installation.

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

Results of Operations

The following tables set forth our consolidated results of operations as a percentage of revenue for the periods presented:

	For the year Ended
	December 31, 2015	December 31, 2014

Revenue	100%	100%
Cost of revenue	59.6%	52.5%
Gross profit	40.4%	47.5%

Operating Expenses
Compensation expense	44.6%	22.3%
Research and development expense	2.1%	0.2%
General and administration expense	70.5%	39.0%
Warranty expense	17.0%	1.8%
Bad debt	(0.4)%	0.6%
Depreciation and amortization expense	2.6%	0.3%
Total operating expense	136.5%	64.2%
Loss from operations	(96.2)%	(16.7)%

Other Income (Expense)
Foreign currency exchange	(5.0)%	10.7%
Oher (expenses) Income	3.0%	(0.2)%
Finance costs	(32.4)%	(102.7)%
Total Other Expense	(34.4)%	(92.2)%

Loss from continuing operations before income taxes	(130.6)%	(108.9)%

Provision for income taxes	-	-

Net loss	(130.6)%	(108.9)%

Less attributed to noncontolling interest	21.2%	18.0%

Net loss attributable to noncontrolling interest	(109.4)%	(90.9)%

Comparison of the Years Ended December 31, 2014 and 2015

Revenue

	For the Years Ended December 31,
	2015	2014	% Change

Revenue	$1,911,935	$3,251,964	(41.2)%

Revenue decreased by $1,340,029, or 41.2%, for the years ended December 31, 2015 as compared to the years ended December 31, 2014. The decrease was primarily due to the TOUCH display units being outsourced to a new manufacturer, new product development, and new market branding, all of which delayed shipments and hardware sales in the year 2015. In addition, the decrease was due to a product return from our distributor that is currently recognized on the financial statements as a deferred revenue. The revenue on the return will be recognized each quarter towards monthly service fees and new inventory purchases made. We received deliveries of the TOUCH display units from our new manufacturer at the end of the third quarter, which is providing us with higher quality units at competitive pricing.

In addition, DSG anticipates increased sales in 2016 due to the increased efforts of contracting commission based sales agents throughout the world to sell DSG products, negotiations with a telecommunications provider to provide new technology in hardware and wireless access, and negotiations to acquire a manufacturer of gold tournament scoring and management software to compete with the competition and provide more services to the customer.

Recurring monthly service revenue increased by $146,828.50 or 24.1%, for the years ended December 31, 2015 as compared to the years ended December 31, 2014. The increase was primarily due to the increase in the installed units of TAG systems from 2014 to 2015.

Cost of Revenue

	For the Years Ended December 31,
	2015	2014	% Change

Cost of revenue	$1,140,065	$1,707,624	(33.2)%

Cost of revenue decreased by $567,559, or 33.2%, for the years ended December 31, 2015 as compared to the years ended December 31, 2014. The decrease was primarily due to the decrease in hardware rentals and sales. Lower sales also resulted in lower installation costs, freight charges, mapping, and direct labor costs in 2015 in comparison to 2014. Installation costs, such as direct labor decreased by $180,428, inventory purchasing and lower inventory costs resulted in a decrease of $464,049, and mapping and freight costs decreased by $39,943. Increases in cost of revenue were wireless data fees of $54,706, this was due to the increase in total customers from the prior year. An increase of $62,154 for inventory adjustments was primarily due to return of rental units and the write-off of obsolete inventory. In addition, the decrease in cost of revenue was also due to lower sales compared to the prior year, and lower hardware purchasing costs from the new hardware supplier.

Overall, the cost of revenue increased by 7.1% from the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was due to the higher cost in wireless data fees from the increase of new activations from 2014 to the year ended 2015. The increase was also due to the write off of obsolete inventory in 2015 and lease cancellation costs that were expensed to cost of revenue. As well, the return of product and the deferred revenue to be recognized resulted in lower sales and increased cost of revenue.

Compensation Expense

	For the Years Ended December 31,
	2015	2014	% Change

Compensation Expense	$853,507	$724,801	17.8%

Compensation expense increased by $128,706, or 17.8%, for the years ended December 31, 2015 as compared to the years ended December 31, 2014. The increase was primarily due to the increase in hiring of staff to meet projected growth obligations. Employees hired in the United States and Canada increased by $285,685, whereas the hiring of contractors decreased by $156,979.

Research and Development

	For the Years Ended December 31,
	2015	2014	% Change

Research and development expense	$41,070	$6,775	506.2%

Research and development expense increased by $34,295, or 506.2% for the years ended December 31, 2015 as compared to the years ended December 31, 2014. During 2015, we incurred research and development expenses for new software development for our new and existing hardware units. We expect research and development expenses to increase as we enter new markets like commercial fleet management, agriculture, and advertising.

General and Administration Expense

	For the Years Ended December 31,
	2015	2014	% Change

General & administration expense	$1,347,547	$1,266,745	6.4%

General & administration expense decreased by $80,802 or 6.4% for the years ended December 31, 2015 as compared to the years ended December 31, 2014. The table below outlines the differences in detail:

	December 2015	December 2014	Difference	% Difference

Accounting & Legal, & Setup Costs for Public Company	281,055	325,262	(44,208)	-13.59%
Marketing & Advertising	354,936	34,351	320,585	933.25%
Subcontractor & Commissions	228,478	333,833	(105,355)	-31.56%
Interest Expense	7,072	91,589	(84,517)	-92.28%
PO Financing Costs	-	51,007	(51,007)	-100.00%
Meals & Entertainment	166,336	108,568	57,768	53.21%
Shipping Expense	23,833	3,699	20,134	544.28%
Office Expense, Rent, Software, Bank & Credit Card Charges, & Telephone	285,837	318,436	(32,599)	-10.24%
	1,347,547	1,266,745	80,802

Overall, there was a decrease of $44,208 in accounting & legal, other initial setup costs, and restructuring costs from 2014 in comparison to 2015. In 2015, there was an increase of $320,585 in marketing and advertising costs, this was due to increasing brand recognition and awareness, and costs of entering new markets. There was a decrease of $105,355 in subcontractor wages and commissions paid in 2015, this was due to hiring of employees instead of contractors and less contracting of commission based distributors and sale contractors in 2014. There was a decrease of $84,517 in interest expense and $51,007 decrease in PO financing interest charges, this was mainly due to lower cost in vendor interest charges and PO financing costs in 2015. There was an increase of $77,902 in meals & entertainment, travel, and shipping costs in 2015, this was mainly due to warranty repair and replacement costs, expansion of service and support staff, and travel in efforts to generate sales. In addition, there was a decrease of $32,599 in office and computer expense, rent, operations software, and bank and interest charges from 2015 in comparison to 2014, this was due to DSG’s increased efforts in lowering and cutting costs.

Warranty Expense

	For the Years Ended December 31,
	2015	2014	% Change

Warranty Expense	$325,820	$58,876	453.4%

Warranty expense increased by $266,944, or 453.4% for the years ended December 31, 2015 as compared to the years ended December 31, 2014. The increase in warranty expense from 2015 to 2014 was primarily due to an increase in defective products received from our supplier.  We have begun to source products from an alternative supplier, which we believe will reduce the instances of defective products and reduce our warranty expense in future periods. In addition, the warranty amount for 2015 includes a reserve of $117,315 for future warranty costs, no reserve was used in prior periods, and warranty costs were expensed as incurred.

Foreign Currency Exchange

	For the Years Ended December 31,
	2015	2014	% Change

Foreign currency exchange	$96,177	$(348,977)	(127.6)%

For the years ended December 31, 2015, we recognized $96,177 in foreign currency transaction losses as compared to $348,977 in foreign currency transaction gains for the years ended December 31, 2014. The increase was primarily due to the gains or losses arising from exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

In addition, in comparison to prior years, the Canadian dollar exchange rate in comparison to the United States dollar has been decreasing, in 2014 the Company reported a gain of $348,977 versus a $96,177 loss in 2015, this is a difference of 18.9% from 2015 to 2014. The company reports in Canadian and converts to USD for financial reporting requirements.

Finance Costs

	For the Years Ended December 31,
	2015	2014	% Change

Finance costs	$619,541	$3,340,203	(81.5)%

Finance costs decreased by $2,720,662 or 81.5%, for the years ended December 31, 2015 as compared to the years ended December 31, 2014. The decrease was primarily due to loans being converted to equity and lower interest and other costs on reduced amounts of indebtedness.

Net Loss

	For the Years Ended December 31,
	2015	2014	% Change

Net loss attributable to DSG Global	$2,092,184	$2,957,554	(29.3)%

As a result of the above factors, we have net loss after noncontrolling interest attributable to the Company’s common stockholders of approximately $2,092,184 for the year ended December 31, 2015 as compared to approximately $2,957,554 for the year ended December 31, 2014, representing a decrease of approximately $865,370 or approximately 29%. The decrease is primarily due to the lower financing costs, which include accrued interest, and shares issued for services. Overall, net loss in comparison to revenues increased by 21.7% in December 31, 2015 as compared to December 31, 2014. This was primarily due to the increase in foreign exchange from Canadian to United States dollars, inventory being outsourced to a new manufacturer, and new product development which delayed hardware sales in 2015. In addition, high foreign exchange differences and financing costs from accrued interest accounts for 34.2% of the net loss.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through December 31, 2015, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At December 31, 2015, we had $1,995,680 in outstanding indebtedness, which all matures within the next twelve months.

We had cash in the amount of $0 as of December 31, 2015 as compared to $91,840 as of December 31, 2014. We had a working capital deficit of $2,870,263 as of December 31, 2015 compared to working capital deficit of $663,860 as of December 31, 2014.

Liquidity and Financial Condition

	At December 31,	At December 31,	Percentage
	2015	2014	Increase/(Decrease)

Current Assets	$657,835	$1,109,529	(40.7)%
Current Liabilities	$3,657,579	$2,062,503	77.3%
Working Capital	$787,316	$3,657,579	(78.5)%

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	December 31
	2015	2014

Net cash used in operating activities	$(688,196)	$(1,422,558)
Net cash provided by (used in) investing activities	161,700	(94,112)
Net cash provided by (used in) financing activities	446,668	1,651,013
Net (decrease) increase in cash	(91,840)	91,840
Cash at beginning of period	91,840	0.00
Cash at end of period	$0.00	$91,840

Net Cash Used in Operating Activities.  During the years ended December 31, 2015, cash used in operations totaled $688,196.  This reflects the net loss of $2,497,146 less $1,808,949 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by a non-cash item of $303,079 for notes issued for services, a decrease in prepaid expense and deposits of $219,072, a decrease in related party receivable of $16,660 and an increase in trade payables of $805,119.

During the years ended December 31, 2014, cash used in operations totaled $1,422,558. This reflects a net loss of $3,542,417 less $2,119,859 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by $3,324,486 for non-cash financing costs, an increase of prepaid expense and deposits of $366,309, an increase of inventory of $109,732 and a decrease in trade payables of $731,165.

Net Cash Provided by (Used in) Investing Activities.  Investing activities provided $161,700 of cash in the years ended December 31, 2015, of which $89,001 was acquired as part of our reverse acquisition transaction.  Investing activities used $(94,112) of cash in the years ended December 31, 2014 for TAG system units leased to customers.

Net Cash (Used in) Provided by Financing Activities.  Net cash used in financing activities during the year ended December 31, 2015 totaled $446,668.  Net cash provided by financing activities during the years ended December 31, 2014 was $1,651,013, of which $158,393 was proceeds from the sale of our common stock and $1,492,620 was from various note and loan facilities entered into during the period.

Outstanding Indebtedness

Our current indebtedness as of December 31, 2015 is comprised of the following:

•	Unsecured loan payable in the amount of $180,636 bearing interest at 15% per annum and due on demand;
•	Unsecured loan payable in the amount of $315,000 bearing interest at 18% per annum;
•	Unsecured note payable in the amount of $49,779, bearing interest at 36% per annum and due on July 20, 2017;
•	Secured convertible loan payable in the amount of $889,543, bearing interest at 15.2% per annum and due on December 31, 2015;
•	Unsecured, convertible note payable to related party in the amount of $310,000, bearing interest at 5% per annum and due on March 30, 2016;
•	Unsecured, convertible note payable in the amount of $250,000, bearing interest at 10% per annum and due on February 25, 2016.

Preferred Stock Redemption Obligations

Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a member of our board of directors, owns 4,229,384 shares (the “Series A Shares”) of Series A Convertible Preferred Stock of DSG TAG Systems. Pursuant to a Subscription / Debt Settlement Agreement dated September 26, 2014 between DSG TAG Systems and Westergaard Holdings, as amended on November 10, 2015, DSG TAG Systems has agreed that DSG Global, Inc. will complete financings for gross proceeds of at least $10 million and use a portion of the proceeds to redeem all of the Series A Shares at a price of $1.25 per share, as follows:

•	On or before May 1, 2016, we must complete a financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 Series A Shares;
•
On or before June 1, 2016, we must complete an additional financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 additional Series A Shares; and

•	On or before July 1, 2016, we must complete an additional financing for gross proceeds of at least $5.0 million and use at least $3.14 million to redeem the remaining 2,509,384 Series A Shares.

If we fail to satisfy the above described financing and share redemption schedule, we will be in default of the Subscription and Debt Settlement Agreement which would entitle the holder of the Preferred Shares to convert the Series A Convertible Preferred Shares into common shares in the capital of DSG Global at the price of $1.25 per share.

Prospective Capital Needs

Our principal sources of liquidity are our existing cash and cash generated from product sales.  Our working capital at December 31, 2015 was ($2,684,161).

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

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Contractual Obligations and Known Future Cash Requirements

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheet, consolidated statements of operations, consolidated statements of comprehensive loss or consolidated statements of cash flows.

Operating Leases

We currently lease our corporate headquarters in Surrey, British Columbia, under operating lease agreements that expire through to July 31, 2016. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods.

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

Recently Issued and Adopted Accounting Pronouncements

February 2016, the Financial Accounting Standards Board (“FASB”) issued a comprehensive standard related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most significantly, the new guidance requires lessees to recognize operating leases with a term of more than 12 months as lease assets and lease liabilities. The adoption will require a modified retrospective approach at the beginning of the earliest period presented. The new standard is effective for the fiscal year beginning after December 15, 2018, with early adoption permitted. We are evaluating the impact of this standard on our consolidated financial statements.

In January 2016, the FASB issued a new standard related primarily to accounting for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income for equity securities with readily determinable fair values. The new standard will be effective for the fiscal year beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In November 2015, the FASB issued guidance simplifying the presentation of deferred tax liabilities and assets requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements

In July 2015, the FASB issued guidance simplifying the measurement of inventory. This standard requires entities that use inventory methods other than the last-in, first-out (LIFO) or retail inventory method to measure inventory at the lower of cost or net realizable value, which is defined as the estimated selling prices in the normal course of business, less reasonably predictable costs of completion, disposal, and transportation. We are required to adopt this guidance for the fiscal year beginning after December 31, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2014, the FASB issued new guidance which provides details on when and how to disclose going concern uncertainties. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year and to provide certain footnote disclosures if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

DSG GLOBAL INC., AND SUBSIDIARY

Lichter, Yu and Associates, Inc.
Certified Public Accountants

16133 Ventura Blvd., suite 450
Encino, California 91436
Tel (818)789-0265   Fax (818) 789-3949

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
DSG Global, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of DSG Global, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $24,707,197 and negative working capital of $2,999,744 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Encino, California
May 2, 2016

DSG GLOBAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash	$-	$91,840
Trade receivables, net	73,212	161,578
Inventories	306,648	308,921
Funds held in trust	3,414	-
Prepaid expenses and deposits	155,932	356,258
Other current assets	26,902	63,139
Receivable from related party	91,727	127,793
TOTAL CURRENT ASSETS	657,835	1,109,529

NON-CURRENT ASSETS
Intangible assets, net	16,984	18,880
Fixed assets, net	6,971	3,914
Equipment on lease, net	105,526	266,319
TOTAL NON-CURRENT ASSETS	129,481	289,114

TOTAL ASSETS	$787,316	$1,398,643

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$25,269	$-
Trade and other payables	1,428,509	785,771
Deferred revenue	99,739	-
Warranty reserve	108,381	-
Convertible note payable to related party	310,000	-
Loans payable	546,137	215,500
Convertible loans payable	1,139,543	1,061,232
TOTAL CURRENT LIABILITIES	3,657,579	2,062,503

MEZZANINE EQUITY
Redeemable Noncontrolling interest - Preferred Shares	5,286,731	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 125,000,000 shares authorized and 30,291,187 outstanding at December 31, 2015 and 20,107,176 outstanding at December 31, 2014	30,291	20,107
Additional paid in capital	15,873,724	21,203,806
Other accumulated comprehensive income	1,306,959	1,006,130
Accumulated deficit	(24,707,197)	(22,633,424)
Total sharesholders' deficit attributable to DSG Global	(7,496,223)	(403,381)
Noncontrolling interest	(660,771)	(260,479)
TOTAL STOCKHOLDERS' DEFICIT	(8,156,994)	(663,860)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$787,316	$1,398,643

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Revenue	$1,911,935	$3,251,964
Cost of revenue	1,140,065	1,707,624
Gross profit	771,870	1,544,340

Operating Expenses
Compensation expense	853,507	724,801
Research and development expense	41,070	6,775
General and administration expense	1,347,547	1,266,745
Warranty expense	325,820	58,876
Bad debt	(7,045)	19,983
Depreciation and amortization expense	49,463	11,318
Total operating expense	2,610,362	2,088,499
Loss from operations	(1,838,492)	(544,159)

Other Income (Expense)
Foreign currency exchange	(96,177)	348,977
Other (expenses) Income	56,974	(7,032)
Finance costs	(619,451)	(3,340,203)
Total Other Expense	(658,654)	(2,998,258)

Loss from continuing operations before income taxes	(2,497,146)	(3,542,417)

Provision for income taxes	-	-

Net loss	(2,497,146)	(3,542,417)

Less attributed to noncontolling interest	404,962	584,863

Net loss attributable to DSG Global	$(2,092,184)	$(2,957,554)

Net loss per share basic and diluted:
Basic	$(0.081)	$(0.147)
Diluted	$(0.081)	$(0.147)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	25,965,534	20,187,176
Diluted	25,965,534	20,187,176

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Net loss	$(2,497,146)	$(3,542,417)

Other comprehensive income
Change in foreign currency translation adjustments	269,991	389,971
Comprehensive loss	(2,227,155)	(3,152,446)

Less: Comprehensive loss attributable to noncontrolling interest	435,800	612,152

Total compprehensive loss attibutable to DSG Global	$(1,791,355)	$(2,540,294)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional		Accumulated
	Common Stock		Paid in	Noncontrolling	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Interest	Income	Deficit	Deficit

Balance December 31, 2014	20,107,176	$20,107	$21,203,806	$(260,479)	$1,006,130	$(22,633,424)	$(663,860)

Issuance of share capital at merger	10,000,009	10,000	44,000	-	-	-	54,000

Minority interest acquired	98,422	98	(181)	4,670	-	-	4,587

Adjustment to paid in capital for minority interest	-	-	(18,411)	-	-	18,411	-

Adjustment to paid in capital for shares issued	-	-	(218,521)	-	-	-	(218,521)

Issuance of shares	85,580	86	149,762	-	-	-	149,848

Record change in terms of redeemable noncontrolling
interest – Preferred shares	-	-	(5,286,731)	-	-	-	(5,286,731)

Net (loss) income for the year ended December 31, 2015	-	-	-	(404,962)	300,829	(2,092,184)	(2,196,317)

Balance December 31, 2015	30,291,187	$30,291	$15,873,724	$(660,771)	$1,306,959	$(24,707,197)	$(8,156,994)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL INC.  AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Cash flows from operating activities
Net loss attributable to the Company	$(2,497,146)	$(3,542,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,463	36,670
Non-cash financing costs	188,580	3,324,486
Notes issusd for services	303,079	-
(Increase) decrease in assets:
Trade receivables, net	67,354	45,027
Inventories	(83,785)	(109,732)
Funds held in trust	(3,695)
Prepaid expense and deposits	219,072	(366,309)
Related party receivable	16,660	461
Other assets	21,828	(61,628)
Increase (decrease) in current liabilities:
Trade payables and accruals	805,119	(731,165)
Warranty reserve	117,315	-
Deferred revenue	107,959	(17,951)
Net cash used in operating activities	(688,196)	(1,422,558)

Cash flows from investing activities
Purchase of property, plant and equipment	(9,479)	(29,986)
Return (purchase) of equipment on lease	87,208	(59,973)
Purchase of intangible assets	(5,030)	(4,153)
Cash acquired from merger	89,001	-
Net cash provided by (used in) investing activities	161,700	(94,112)

Cash flows from financing activities
Bank overdraft	27,601	-
Proceeds from issuance of shares	103,660	-
Payment on revolving line of credit	-	(23,798)
Payments on notes payable	(146,233)	-
Proceeds from note payable	340,964	1,674,811
Related party loan payable, net	120,677	-
Net cash provided by financing activities	446,668	1,651,013

Net increase in cash and cash equivalents	(79,828)	134,343

Effect of exchange rate changes on cash and cash equivalents	(12,012)	(42,503)

Cash and cash equivalents at beginning of period	91,840	-

Cash and cash equivalents at the end of the period	$-	$91,840

Supplemental disclosures

Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$5,803	$149,700

Supplemental schedule of non-cash financing activities:
Issuance of stock for financing costs	$188,580	$3,324,486
Noncontrolling interest change to mezzanine equity	$5,286,731	$-

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – ORGANIZATION

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

Following the initial closing of the share exchange agreement and through July 6, 2015, we acquired an additional 27,035,175 shares of common stock of DSG TAG from shareholders who became parties to the share exchange agreement, and issued to these shareholders an aggregate of 4,921,303 shares of our common stock.  Following completion of these additional purchases, DSG Global owns 100% (109,572,123 common shares) of the issued and outstanding shares of common stock of DSG TAG as of October 13, 2015.

As of October 13, 2015, an aggregate of 101,200 of the issued and outstanding shares of common stock of DSG TAG (less than 0.1%) has been converted by the last remaining shareholder of DSG TAG. As of October 2015, we own 100% (109,572,123 common shares) of the issued and outstanding shares of common stock of DSG TAG. See Part II, Item 1. “Legal Proceeding,” of this Form 10-K for a description of the settlement agreement and the additional changes to the original agreement, that has been amended in February 2016. Additionally, an aggregate of 4,229,384 shares of Series A Convertible Preferred Stock of DSG TAG continues to be held by Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a member of our board of directors.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Exchange (Loss) Gain

During the years ended December 31, 2015 and 2014, the transactions of the Company and its subsidiaries were denominated in foreign currencies and were recorded in Canadian dollar (CAD), or British Pounds (GBP), at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At December 31, 2015 and 2014, there were no uninsured balances for accounts in Canada, the United States and the United Kingdom. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. The allowance for doubtful accounts as of December 31, 2015 and 2014 was $14,368 and $50,836, respectively.

Financing Receivables and Guarantees

The Company provides financing arrangements, including operating leases and financed service contracts for certain qualified customers. Lease receivables primarily represent sales-type and direct-financing leases. Leases typically have two- to three-year terms and are collateralized by a security interest in the underlying assets. The Company makes an allowance for uncollectible financing receivables based on a variety of factors, including the risk rating of the portfolio, macroeconomic conditions, historical experience, and other market factors. At December 31, 2015 and 2014 management determined that there was no allowance necessary. The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers. The Company could be called upon to make payment under these guarantees in the event of nonpayment to the third party.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs were $354,936 and $18,065 for the years ended December 31, 2015 and 2014, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of December 31, 2015 and 2014, inventory only consisted of finished goods.

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:
Rental equipment

Tag	10 year useful life
Touch/Text	8 year useful life
Office furniture and equipment	5 year useful life
Computer equipment	3 year useful life

As of December 31, 2015 and 2014, fixed assets consisted of the following:

	December 31, 2015	December 31, 2014

Furniture and equipment	$20,216	$17,619
Computer equipment	24,695	25,512
Accumulated depreciation	(37,940)	(39,217)
	$6,971	$3,914

As of December 31, 2015 and 2014, leased equipment consisted of the following:

	December 31, 2015	December 31, 2014

Tags	$141,400	$229,156
Text	26,195	37,494
Touch	20,386	110,822
Accumulated Depreciation	(82,455)	(111,152)
	$105,526	$266,319

As of December 31, 2015 and 2014, total depreciation expense was $49,463 and $11,318 for the fixed assets and leased equipment, respectively.

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

As of December 31, 2015 and 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Net loss attributable to DSG Global Inc.	$(2,092,184)	$(2,957,554)
Net loss per share Basic and Diluted:
Basic	$(0.081)	$(0.147)
Diluted	$(0.081)	$(0.147)
Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	25,965,534	20,187,176
Diluted	25,965,534	20,187,176

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 20 years. As of December 31, 2015, $3,489 was amortized on a straight-line basis.

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

Recently Issued Accounting Pronouncements

February 2016, the Financial Accounting Standards Board (“FASB”) issued a comprehensive standard related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most significantly, the new guidance requires lessees to recognize operating leases with a term of more than 12 months as lease assets and lease liabilities. The adoption will require a modified retrospective approach at the beginning of the earliest period presented. The new standard is effective for the fiscal year beginning after December 15, 2018, with early adoption permitted. We are evaluating the impact of this standard on our consolidated financial statements.

In January 2016, the FASB issued a new standard related primarily to accounting for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income for equity securities with readily determinable fair values. The new standard will be effective for the fiscal year beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In November 2015, the FASB issued guidance simplifying the presentation of deferred tax liabilities and assets requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements

In July 2015, the FASB issued guidance simplifying the measurement of inventory. This standard requires entities that use inventory methods other than the last-in, first-out (LIFO) or retail inventory method to measure inventory at the lower of cost or net realizable value, which is defined as the estimated selling prices in the normal course of business, less reasonably predictable costs of completion, disposal, and transportation. We are required to adopt this guidance for the fiscal year beginning after December 31, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2014, the FASB issued new guidance which provides details on when and how to disclose going concern uncertainties. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year and to provide certain footnote disclosures if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $24,707,197 as of December 31, 2015 and had a net loss of $2,092,184 for the year ended December 31, 2015.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – ACCOUNTS RECEIVABLE, NET

As of December 31, 2015 and 2014, accounts receivable consist of the following:

	December 31, 2015	December 31, 2014

Accounts receivables	$87,580	$212,414
Allowance for bad debt	(14,368)	(50,836)
Total accounts receivables, net	$73,212	$161,578

Note 5 – OTHER ASSETS

Other assets consist of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

GST/VAT Receivable	$26,902	$63,139
	$26,902	$63,139

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Intangible Asset - Patent	$20,473	$18,880
Accumulated Amortization	(3,489)	-
	$16,984	$18,880

The estimated useful life of the Patent is 20 years. Patents are amortized on a straight-line basis.  As of December 31, 2015, $3,489 has been amortized.

Note 7 – TRADE AND OTHER PAYABLES

As of December 31, 2015 and 2014, trade and other payables consist of the following:

	December 31, 2015	December 31, 2014

Accounts payable	$742,256	$615,019
Accrued expenses	35,113	55,666
Accrued interest	622,903	90,769
Other liabilities	28,237	24,317
Total payables	$1,428,509	$785,771

Note 8 – LOANS PAYABLE

	December 31, 2015	December 31, 2014

Unsecured, due on demand, interest 15% per annum	$180,636	$215,500
Unsecured, due on demand, interest 36% per annum	50,502	-
Unsecured, loan payable, interest 18% per annum	315,000

Total	$546,137	$215,500

Current portion	546,137	215,500

Long term portion		-
Total	$546,137	$215,500

Note 9 – CONVERTIBLE LOAN

Convertible Loans

	December 31, 2015	December 31, 2014

Unsecured, interest 15.2% per annum, from equity investment, mature from February 28, 2015 to December 31, 2015.
Principal is repayable in cash or Tags units. Repayment can also be requested to be converted to shares of the company	$889,543	$1,061,232

Unsecured, interest 10% per annum. Principal plus interest repayable in cash or common shares due on February 25, 2016	250,000
Total	$1,139,543	$1,061,232

Current portion	1,139,543	1, 061,232
Long term portion	$-	$-

Convertible Loans to Related Party

	December 31, 2015	December 31, 2014

Unsecured, interest 5% per annum, matures March 30, 2016, and is convertible at $1.25/per share	$310,000	$-
Total current portion	$310,000	$-

Note 10 – PAYABLE TO SHAREHOLDER

On October 1, 2015, the Company converted the debt of $149,766 payable to a shareholder and former director of the Company that is unsecured and carries no interest.  The debt was converted into shares of the Company’s common stock at a conversion price equal to the price at which the Company sells shares of common stock in its next equity financing.

Note 11 – MEZZANINE EQUITY

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of December 31, 2015 and 2014. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014.  The Series A Shares have no general voting rights and carry a 5% per annum interest rate. Series A Shares that are converted to common shares are entitled to the same voting rights as other common shareholders.  At any time on or after the issuance date any holder of Series A Shares may convert to common stock based on predetermined conversion price of $1.25 per share.  The preferred shares are recorded in the consolidated financial statements as Mezzanine Equity.  The Series A Shares are subject to a redemption obligation pursuant to which the Company must redeem at a price of $1.25 per share the following amounts on the following dates if it is successful in raising financing capital of $2,500,000 as of May 1, 2016, $2,500,000 as of June 1, 2016 and $5,000,000 as of July 1, 2016; 900,000 Series A Shares ($1,250,000) by May 1, 2016, an additional 900,000 Series A Shares ($1,250,000) by June 1, 2016, and the remaining 2,429,384 Series A Shares ($3,136,730) by July 1, 2016. As of December 31, 2015, 80,000 preferred shares were purchased by an unrelated third-party and exchanged for 80,000 shares of common stock of DSG Global, Inc (see Note 18).

Note 12 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 125,000,000 shares of common stock authorized, each having a par value of $0.001, as of December 31, 2015 and 2014. According to the Share Exchange Agreement dated April 13, 2015, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding common shares of DSG TAG in exchange for the issuance to the subscribing shareholders of up to 20,000,000 shares of our common stock on the basis of 1 common share of DSG Global, Inc. for 5.4935 common shares of DSG TAG.  The Company also issued an additional 179,823 common shares to a director of DSG TAG to meet debt agreement obligations. There were 30,291,187 and 20,107,176 shares of common stock of the Company issued and outstanding as of December 31, 2015 and 2014, respectively. Each share of common stock is entitled to one (1) vote.

Noncontrolling Interest

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of December 31, 2015 and 2014. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014. The Series A Shares were not exchanged for securities of DSG Global, Inc. as part of the Share Exchange Agreement.  Noncontrolling interest as of December 31, 2015 and 2014 was $660,771 or 16.18% and $260,479 or 16.51%, respectively.

Note 13 – STOCK OPTIONS AND WARRANTS

Stock Compensation to employees and officers

On March 1, 2013, the Company extended warrants issued in 2008 to five employees and officers that were to expire on March 31, 2013 to December 31, 2016.  The Company issued warrants to these individuals to purchase an aggregate of 7,006,098 shares of common stock.  The warrants had an exercise price of $0.23 per share. The fair value of the warrants at the time they were extended was estimated at $769,760 using a Black-Scholes model with the following assumptions:  expected volatility of 17%, risk free interest of 0.38%, expected life of 3 years and no dividends.  The fair value of the warrants were recorded as equity and compensation expense.   On January 18, 2015, DSG TAG cancelled 5,913,898 of the warrants. The remaining 1,092,200 of the warrants have not yet been exercised and are currently outstanding as of December 31, 2015.  These warrants are exercisable into shares of common stock of DSG Global, Inc. at the rate of 1 share of DSG Global for each 5.4935 shares of DSG TAG.

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

Note 14 – RELATED PARTY TRANSACTIONS

On March 31, 2015 the Company entered into an agreement with a marketing firm that is owned by one of the directors of the Company.  The terms included cash payment of $17,500 and a note in the amount of $310,000, with 5% interest per annum, convertible at the election of the holder into 248,000 shares of Common Stock of DSG Global, Inc. at a price of $1.25 per share, maturing on March 30, 2016. As of December 31, 2015, it was estimated that approximately 90% of the marketing services related to the agreement have been expensed in the amount of $280,000 and the remaining $30,000 is recorded as a prepaid deposit. As of March 31, 2016, the Director of the Company has filed a notice of default on March 31, 2016 in regards to the related party convertible note on the financial statements of DSG TAG. The note was issued in lieu of marketing services, the note maturity date is March 31, 2016. Adore and DSG TAG are currently in arbitration in regards to this matter. (See Note 17).

A shareholder and former director of the Company is owed $149,766. On May 6, 2015 upon the closing of the Share Exchange Agreement, the director resigned.  On October 1, 2015, the parties agreed to convert this debt into shares of the Company’s common stock at a conversion price equal to the price at which the Company sells shares of common stock in its next equity financing. The $149,766 was converted to 85,580 shares at $1.75 USD per share on October 1, 2015.

Amount due from related party at December 31, 2015 and 2014 was $91,727 and $127,793, respectively. The amounts consist of advances to a director and officer of the Company. These amounts are unsecured, non-interest bearing and due on demand.

A director and officer of the Company converted all accrued interest and loans payable to common stock and preferred stock. The total amount converted in 2014 was $5,386,731 into Series A Shares and $2,502,168 into common stock of DSG TAG, which shares of common stock were exchanged for shares of DSG Global, Inc. pursuant to the Share Exchange Agreement.  (See Note 11)

Note 15 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the years ended December 31, 2015 and 2014.

Income Tax Expense

	December 31, 2015	December 31, 2014

Current	$-	$-
Deferred	-
Total	$-	$-

Component of Loss Before Income Tax and Noncontrolling Interest

The following are the components of income before income tax reflected in the Statement of Operations for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Loss before income tax and noncontrolling interest	$(2,497,146)	$(3,542,417)
Income Tax	$-	$-
Effective tax rate	0%	0%

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

As of December 31, 2015, the Company had net operating losses, or NOLs, of approximately $24.7 million to offset future taxable income in Canada and the United Kingdom. The deferred tax assets at December 31, 2015 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 16 – GEOGRAPHIC SEGMENT INFORMATION

As a result of the reverse merger on May 6, 2015, the Company operates in three regions: Canada, United Kingdom and the United States of America. All inter-company transactions are eliminated in consolidation.  Prior to the merger, the Company operated in two regions.

For the years ended December 31, 2015 and 2014, geographic segment information is as follows:

For the Year Ended December 31, 2015

	Canada	United Kingdom	United States	Elimination	Consolidated

Revenue	$1,686,990	$481,555	-	$(256,610)	$1,911,935
Cost of Revenue	1,085,877	310,798	-	(256,610)	1,140,065
Total Expenses	2,332,014	282,339	(3,991)	-	2,610,362
Other Income (Expenses)	(653,613)	(7,170)	2,129	-	(658,654)
Noncontrolling Interest	404,962	-	-	-	404,962
Net (Loss) Income	(1,979,552)	(118,752)	6,120	-	(2,092,184)
Assets	797,904	81,641	70,776	(163,005)	787,316
Liabilities	3,578,182	227,547	14,855	(163,005)	3,657,579

For the Year Ended December 31, 2014

	Canada	United Kingdom	Elimination	Consolidated

Revenue	$2,803,324	$647,266	$(198,626)	$3,251,964
Cost of Revenue	1,535,172	371,078	(198,626)	1,707,624
Total Expenses	1,942,826	145,673	-	2,088,499
Other Income (Expenses)	(2,959,826)	(38,432)	-	(2,998,258)
Non-controlling Interest	584,863	-	-	584,863
Net (Loss) Income	(3,049,637)	92,083	-	(2,957,554)
Assets	1,399,396	159,835	(160,588)	1,398,643
Liabilities	2,031,696	191,395	(160,588)	2,062,503

Note 17 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases offices in Canada under a renewable operating lease which will expire on April 30, 2016, following which the term of the lease is month to month, with 30 days’ notice to terminate. The lease term was extended by three months subject to leasing our current space or another office in the building prior to March 31, 2016. If no agreement is signed, the Landlord reserves the right to terminate the Lease on March 31, 2016. The annual rent for the premises in Canada is approximately $66,000. For the years ended December 31, 2015 and 2014, the aggregate rental expense was $82,531 and $89,855, respectively. Rent expense included other amounts paid in Canada and the United Kingdom for warehouse storage and offices on a month-to-month or as-needed basis. An additional two month extension on the lease was signed April 7, 2016, the new term will commence May 1, 2016 and end on July 31, 2016.

The Company signed an operating lease agreement through National Leasing for a photocopier. The lease terms are for 60 months commencing on May 22, 2015 and ending April 22, 2020 with a monthly lease payment of approximately $183.

The following table summarizes our future minimum payments under these arrangements as of December 31, 2015:

December 31:
2016	$2,200
2017	2,200
2018	2,200
2019	2,200
2020	917
$9,717

Product Warranties

The Company’s product warranty costs are part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for a period of one year.  As of December 31, 2015 the Company has set up a reserve for future warranty costs of $117,315. The Company’s past experience with warranty related costs was used as a basis for the reserve. Prior to December 31, 2015 the Company expensed warranty costs as incurred. The warranty expense incurred was $325,820 (including set up of $117,315 reserve) and $58,876 for the years ended December 31, 2015 and 2014, respectively.

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

Note 18 – LEGAL MATTERS

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

On June 4, 2015, a shareholder of the Company’s subsidiary filed a lawsuit to recover a loan of CAD$100,000 which was made on October 16, 2012 and was due on July 16, 2013 with accrued interest. A response to the claim was submitted on June 29, 2015. On August 13, 2015 a settlement was reached between both parties to pay the loan amount remaining plus interest, for a total of $119,700. In addition, the shareholder’s outstanding shares of DSG TAG were converted into 18,422 shares of common stock of DSG Global, Inc. on October 22, 2015. On February 16, 2016, a new agreement was reached after a breach of the settlement agreement dated August 13, 2015. DSG TAG defaulted on the settlement agreement and both parties agreed to new terms. The balance owing on February 16, 2106 was CAD$86,780 payable ratably over 16 months. The shareholder’s loan and accrued interest is appropriately recorded in these financial statements.

A  Director of the Company, representing their company Adore Creative Agency Inc. (Adore) has filed a notice of default on March 31, 2016 in regards to the related party convertible note on the financial statements of DSG TAG. The note was issued in lieu of marketing services, the note maturity date is March 31, 2016. Adore and DSG TAG are currently in arbitration in regards to this matter.

Note 19 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to the nine months ended December 31, 2015 through April 27, 2016 for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

On December 31, 2015 Westergaard Holdings Ltd., an affiliate of a member of our board of directors and a shareholder of the Company, amended the Subscription / Debt Settlement Agreement dated September 26, 2014 between DSG TAG and Westergaard Holdings, as previously amended.  Westergaard Holdings owns 4,229,384 Series A Shares. Pursuant to the settlement agreement, DSG TAG has agreed that DSG Global Inc. will complete financings for gross proceeds of at least $10 million and use a portion of the proceeds to redeem all of the Series A Shares.  The letter agreement modifies the redemption provisions, which now obligate the Company to raise capital and redeem the Series A Shares at a price of $1.25 per share as follows: (i) on or before May 1, 2016, the Company must complete a financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 Series A Shares; (ii) on or before June 1, 2016, the Company must complete an additional financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 additional Series A Shares; and (iii) on or before July 1, 2016, the Company must complete an additional financing for gross proceeds of at least $5.0 million and use at least $3.14 million to redeem the remaining 2,429,384 Series A Shares.

On January 21, 2016, DSG TAG signed a three month Lease agreement with their current Landlord. The term will commence on February 1, 2016 and end on April 30, 2016. The Lease is subject to DSG TAG negotiating a Lease with the Landlord for the current occupied space or another space in the building prior to March 31, 2016. If no agreement has been signed, the Landlord reserves the right to terminate the Lease on March 31, 2016.

On January 22, 2016, DSG TAG entered into a short term loan agreement with Jeremy Yaseniuk for CAD$337,172 or USD$250,000, payable in either currency at the exchange rate of 1.35. The maturity date of the agreement is no more than six months after the agreement or July 22, 2016. The loan amount bears an interest rate of 10% per annum which shall be payable on the on the maturity date with minimum interest of $25,000.

On January 25, 2016, DSG TAG signed a Letter of Intent for exclusive work rights in golf courses and gated communities for Mullen Golf Cars of Mullen Technologies, Inc.

On February 16, 2016, DSG TAG entered into a new settlement agreement with a Shareholder after the original agreement dated August 13, 2015 was defaulted by DSG TAG. On December 3, 2015, the shareholder commenced a second action and both parties came to an agreement on February 16, 2016. The balance owing on the date of the agreement was CAD$86,780, payable over 16 months, with the first payment commencing on April 20, 2016.

On March 31, 2016, Director of the Company, representing their company Adore Creative Agency Inc. (Adore), has filed a notice of default in regards to the related party convertible note on the financial statements of DSG TAG. The convertible note was issued for marketing services, the note maturity date is March 31, 2016. Adore and DSG TAG are currently in arbitration in regards to this matter.

On March 31, 2016, DSG TAG signed a promissory note for $54,000 CAD. The terms are payable on or before April 30th, 2016 to and individual, together with interest of 6% per annum simple interest. Interest will be accrued and payable at the time of promissory note repayment. Security for this note is $150,000 CAD of Tag, Touch, and Text inventory currently owned by DSG TAG.

On April 6, 2016, DSG TAG entered into a loan agreement with Westergaard Holdings Ltd, a Board of Director at DSG TAG for $120,000 CAD. DSG TAG agrees to pay the loan plus fees no later than the final due date of July 6, 2016. The fees for service are as follows: (a) DSG TAG agrees to pay a fee for service equal to 5% of the amount of the loan or $6,000 CAD if the loan is paid in full, including fees on or before May 6, 2016; (b) DSG TAG agrees to pay a fee for service equal to 10% of the amount of the original loan, or $12,000 CAD if the loan is paid in full, including fees, between May 7, 2016 and June 5, 2016; and (c) DSG TAG agrees to pay a fee for service equal to 20% of the amount of the original loan, or $24,000 CAD if the loan is paid full, including fees, between June 6, 2016 and July 5, 2016. DSG TAG agrees to pay partial payments towards the principal amount of the loan and fees. DSG TAG agrees that fees will be charged on the initial amount of the loan.

On April 7, 2016, DSG TAG has signed an additional two month extension on the current lease at 214-5455 152nd Avenue, Surrey, BC, V3S 5A5. The term will begin on May 1, 2016 and end on July 31, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decision regarding required disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, with the participation of our CEO and CFO, has assessed the effectiveness of the internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2015 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth information about our director and executive officer as of the date of this report:

Name	Age	Position	Date First Elected orAppointed

Robert Silzer	69	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer	May 6, 2015 (as President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer) June 16, 2015 (as Director)

Stephen Johnston	64	Director	June 16, 2015

James Singerling	71	Director	June 16, 2015

Kenneth (Kim) Marsh	62	Director	June 16, 2015

Jason Sugarman	44	Director	June 16, 2015

Rupert Wainwright	54	Director	June 16, 2015

Keith Westergaard	68	Director	June 16, 2015

Our directors will serve in that capacity until our next annual shareholder meeting or until his successor is elected and qualified.  Officers hold their positions at the will of our Board of Directors.  There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Executive Management

Our executive management team represents a significant depth of experience in biometrics and facial recognition technologies, intelligent security and surveillance, high-growth and technology marketing, and domestic and international sales and business development. The team represents a cross-disciplinary approach to management and business development.

Robert Silzer, Director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

Robert Silzer has over 20 years’ experience in the GPS tracking and fleet solutions industries. He is the founder of DSG TAG Systems Inc. and has served as Chief Executive Officer of DSG TAG since its inception in April, 2008.  Mr. Silzer is a product designer who has developed multiple new product concepts and successfully introduced these products to market including the world’s first handheld bingo gaming unit, the first handheld and color handheld GPS golf units and the first Wi-Fi enabled GPS golf business solution.  Prior to establishing DSG Tag, Mr Silzer’s designed and a total golf solution that addressed the growing needs in Golf Course management. Through a series of mergers and acquisitions different companies with diversified hardware and software platforms, he founded GPS Industries in 1996, serving as its president, CEO, Chairman and director until 2007. Under his leadership, it became the largest operator of golf GPS systems in the world and with a remarkable 750 golf courses worldwide using the installed system.    Prior to founding GPSI, Mr. Silzer founded XGA, an online golf store and website company in 1993. He also founded Advanced Gaming Technology, Inc. in 1992, an electronic gaming company, where he served as Chief Executive Officer until 1998. From 1986 to 1992, Mr. Silzer founded and operated the private company Supercart International. With over 30 years as an entrepreneur in the technology and other markets, Mr. Silzer has developed expertise in taking companies to market, growing start-up business, initial public offerings, raising funds, operations, marketing and international licensing.

Stephen Johnston, Director

Stephen Johnston is the founding Partner of Global Golf Advisors and one of the leading authorities on operational analysis and financial solutions for golf businesses. Steve began his career at the accounting firm of Thorne Gunn/Thorne Riddell in Toronto in 1973. He earned his Chartered Accountant designation while with Thorne Riddell in 1976 and in 1984 was promoted to Partner and given responsibility for major client accounts. His audit experience with major accounts subsequently expanded into real estate, communications and insurance.

When the firm became known as KPMG, Steve continued as an Audit Partner and in 1992 created the KPMG Golf Industry Practice and assumed responsibility as National Director. In 2006 Steve purchased the KPMG Golf Industry Practice and created Global Golf Advisors Inc., bringing with him the entire staff complement and client files to the new firm.

Steve is a graduate of the University of Toronto with a Bachelor of Science degree and business courses complement relevant to his Chartered Accountant designation. Steve’s main focus is developing financial and business solutions for private clubs, public golf courses and resorts, golf communities, investors and lenders. He provides a keen insight for banking and finance solutions arising from his years of advising numerous international financial institutions.

He has completed due diligence and valuation assignments for some of the largest golf-related transactions in North America and has completed multiple market studies to reposition various golf assets. In addition, Steve has been actively involved with workouts/receiverships, providing operational and financial guidance. These assignments typically lead to member buyouts/transitions from developers or to an outright disposition of property.
Steve has been recognized as one of the Top Powerbrokers in Canadian Golf by The National Post over the past 15 years.

James Singerling, Director

From 1990 until his retirement in 2015, James Singerling, CCM, served as the CEO of Club Managers Association of America (CMAA), the foremost professional association for managers of membership clubs in the US.  In this role Mr. Singerling was credited for elevating the professional role of club managers by creating industry-standard development and certification programs. For over two decades, he spearheaded efforts to adopt the general manager/chief operating officer model at clubs nationwide, raising the qualifications and quality of club managers.  Mr. Singerling is also recognized for building new relationships for the industry with federal and state governments and within the association community.

In addition to his work within the U.S., Mr. Singerling was instrumental in the development of professional club management associations internationally, helping other nations elevate the role of club managers by adopting professional standards and certifications. Regions where his leadership is recognized include South America, Australia, China, South Africa and the Asian-Pacific corridor, among others.

Prior to becoming chief executive at CMAA, Mr. Singerling was a leader in the golf course design and management companies of Robert Trent Jones, Sr., and also served as vice president and general manager of the Coral Ridge Country Club in Ft. Lauderdale, FL.

Mr. Singerling has been recognized as Industry Leader of the Year by the University of Nevada, Las Vegas, and Michigan State University, in addition to receiving awards from Florida State University, Pennsylvania State University, Oklahoma State University and Sun Yat Sen University – China. He also was elected to the Association Committee of 100 by the U.S. Chamber of Commerce, widely recognized as the most prestigious organization of chief executives in the United States.

Kenneth (Kim) Marsh, Director

Kenneth (Kim) Marsh, CAMS, CFE, has a distinguished record of achievement in the areas of international financial crime and anti-money laundering. As Executive Vice President, International Operations, Kim brings 40 years of investigative experience to IPSA’s corporate, legal, financial, and government clients throughout Europe, the Middle East, Africa, South America and Asia.

Based in IPSA’s Vancouver office, Kim specializes in multi-jurisdictional financial and due diligence investigations, as well as anti-money laundering assignments targeting offshore and onshore tax havens. Prior to joining IPSA, Kim completed 25 years with the Royal Canadian Mounted Police, retiring as Commander of the International Organized Crime Investigation Unit, where he was responsible for large-scale, covert operations in Europe, Asia and North America. While with the RCMP, Kim was posted to the Canadian High Commission, London, UK between 1992-97, which had geographical coverage including the United Kingdom, Ireland, Nordic countries and the Former Soviet Union. During these years he worked closely with Canadian Immigration and Citizenship vetting applicants wishing to enter Canada.

Kim has been with IPSA International since 2002 and is the lead person for the due diligence services. During his tenure with the company he has built the due diligence team in Vancouver and recently completed a secondment to the UK where he orchestrated the opening of offices in London, Dubai and Hong Kong.

Kim has lectured internationally to public and private entities on covert investigative practices and global due diligence. He is a certified member of the Association of Certified Fraud Examiner (CFE), and a former Board of Directors of the UK and Vancouver Chapters of the Association of Certified Fraud Examiners (ACFE). He is also a member of the Association of Certified Anti Money Laundering Specialists (ACAMS) and currently holds a board position on the Vancouver Chapter.

Jason Sugarman, Director

Jason Sugarman has over 20 years in the finance business with focus on asset back lending and private equity investments. As the founder of two asset management firms and the lead outside investor in numerous financial service companies and real estate projects, he has funded over $1 billion in direct loan and equity placements and is the Sr. VP of Valor Group LTD.

Beginning in 1993.Mr. Sugarman started developing land and single family real estate in Southern California.   He was a founder and principal of a successful regional homebuilding and mortgage company from 1994-1999.  During the 7-year period Mr. Sugarman was involved with over a dozen subdivision developments as well as developing many condominiums and townhomes.  He sold out his interest in the development company to a Lehman Brother financed entity in 1999.  In 2000 Mr. Sugarman started an investment firm which specialized in equity joint ventures and turned it into one of the premier mezz-real estate lending funds in the country with peak assets under management exceeding $700mm. Mr. Sugarman oversaw the expansion into new markets (Nevada, Colorado, Hawaii, Texas, Utah, Oregon, Arizona, Florida, and Washington) and the diversification of real estate assets (office, office condo, storage, hotel, condo-hotel, mixed use and agriculture).

In addition to real estate, he also personally sponsored in a number of highly successful early stage investments which have included the founding of BANC OF CALIFORNIA (a $7B bank holding company), COR Securities Holdings (the owner of the largest independent securities clearing company in the US), COR International Towers Inc. (a cell tower developer and manager in Central America), and COR Finance LTD (a company which has both telecom and solar infrastructure assets in Asia).

 Mr. Sugarman is the Sr. VP of Valor Group LTD a $5 billion dollar Bermuda Insurance Company, a managing partner of Camden Capital, International Tower Group, and COR Finance LTD.  He serves as a director of New Olympia Re, VL Life,  DSG TAG, and is an advisor and investor in Ban of California (NASDAQ: BANC), COR Securities Holdings (COR Clearing) and Corum Financial Group.

Mr. Sugarman is on the board of a number of charities with a focus on elementary education, health care research and Jewish causes. He is a Graduate of Stanford University where he was a Scholar Athlete and member of the baseball team. He is married to Elizabeth Guber Sugarman’ and has three children. He is an active golf and tennis player and is a partner in Marucci Sports, the Oklahoma City Dodgers (AAA affiliate of the Los Angeles Dodgers), and the LA Football Club (MLS franchise).

Rupert Wainwright, Director

Since 2005 Rupert Wainwright has served as president and chief creative of Adore Creative, an integrated advertising and creative services agency with offices in London, Paris, Moscow, Sao Paolo, and Los Angeles.  There he leads a talented staff and top tier production professionals to create has countless commercial TV awards working with global clients. Adore Creative has built a unparalleled record of winning campaigns for the Olympics, the FIFA World Cup, Reebok, AT&T, Fox Sports One TV, and many, many other clients. They are dedicated to producing innovative and successful creative work winning awards in the U.S. and all over the world including two Grand Effies, a Grammy, MTV Awards and several Cannes Dolphins. They are currently working on the Winter Olympics 2022 campaign.

As a director, Mr. Wainwright has shot all over the world and won awards for such US and International Fortune 500 clients as ATT, Sprint, Honda, Sprite, Walmart, Reebok, Footlocker, Gatorade, McDonalds, Converse, GHI, Hong Kong and Shanghai Bank, Deutsche Telekom, Barilla, BP Disney, Fritos, and his campaign for Reebok won Ad week's highest Award, the Grand Effie, for the most effective advertising campaign of 1992.  Mr. Wainwright is also the director of the feature films “The Fog” (2005), which was #1 at the US Box Office opening weekend, and “Stigmata” (1999) produced by MGM, among others.   From 1990 to 1998 he was the founder and CEO of the independent production company, Fragile Films.

Mr. Wainwrights holds an MA in English Literature from the University of Oxford and an MFA in Film Directing from the University of California, Los Angeles where he was a Fullbright Scholar.

Keith Westergaard, Director

Keith Westergaard has over 40 years’ experience in real estate finance and development.  He is the founder and president of Westergaard Holdings Ltd., a diversified mortgage brokerage, real estate investment, and development company with offices in Alberta and British Columbia, Canada. Westergaard Holdings Ltd. has operated continuously since 1980.  Its significant projects have included the Gleniffer Lake Resort & Country Club in Central Alberta, a 217 acre bare land condominium recreational & residential land development which included 750 lots, golf course, leisure facilities and marina.

Significant Employees

Other than Bob Silzer, we have no full-time employees whose services are materially significant to our business and operations who are employed at will by DSG Global, Inc.

Family Relationships

There are no family relationships among any of our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Corporate Governance Guidelines, Code of Ethics, and Business Conduct

The Board has adopted Corporate Governance Guidelines (the “Guidelines”) to assist it in the exercise of its responsibilities. These Guidelines reflect the Board’s commitment to monitor the effectiveness of policy and decision making both at the Board and at the management level, with a view to enhancing stockholder value over the long term.

We have adopted a written code of ethics and business conduct to provide guidance to all Company’s directors, officers and employees, for each employee, including our including the Company’s principal executive officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is posted on our website at www.dsgtag.com. If we make certain amendments to or waivers of our code of ethics, we intend to satisfy the SEC disclosure requirements by promptly posting the amendment or waiver on our website.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our sole director does not believe that it is necessary to have such committees because believes the functions of such committees can be adequately performed by the sole member of our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table — Fiscal Years of DSG Global Inc. Years Ended December 31, 2015 & 2014

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	our principal financial officer;
(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2015 and 2014; and
(d)
up to two additional individuals for whom disclosure would have been provided under (c) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

EXECUTIVE SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Robert Silzer,	2015	136,404	Nil	Nil	Nil	Nil	Nil	11,788	(2)	148,192
Director, President,	2014	69,257	Nil	Nil	Nil	Nil	Nil	11,880	(2)	81,137
Chief Executive Officer,
Chief Financial Officer,
Secretary, Treasurer (1)

Andrea Fehsenfeld,	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil		Nil
Former sole officer	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil		Nil
and Director(5)

As of December 31, 2015, we had no employment agreements with any of our executive officers or employees.

Summary of Employment Agreements and Material Terms

We have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Outstanding Equity Awards at Fiscal Year Ended December 31, 201 of DSG Global, Inc.

For the years ended December 31, 2015 and 2014, no director or executive officer of DSG Global, Inc. has received compensation from us pursuant to any compensatory or benefit plan.  There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

The particulars of the compensation paid to each of our director during our fiscal years ended December 31, 2015 are set out in the following summary compensation table, except that no disclosure is provided for any director who is also a named executive officer and whose compensation is fully reflected in the above Executive Summary Compensation Table:

DIRECTOR COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Stephen Johnston, Director(1)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

James Singerling, Director (1)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Kim Marsh, Director (1)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Jason Sugarman, Director (1)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Rupert Wainwright, Director (1)	2015	Nil	Nil	Nil	Nil	Nil	Nil	297,500(2)	297,500

Keith Westergaard, Director (1)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Appointed as a Director on June 16, 2015
(2)
Consists of $17,500 in cash paid and $280,000 of the convertible note payable that was expensed on the financial statements for marketing and advertising services provided by Adore Creative, a company owned by Mr. Wainwright.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2015 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Officers and Directors

Robert Silzer 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director, president, chief executive officer, chief financial officer, secretary and treasurer	Common Stock	4,457,632	14.72%

Keith Westergaard 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	3,248,662 (3)	10.72%

Jason Sugarman 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	(4)	(4)

Rupert Wainwright 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	(4)	(4)

Stephen Johnston 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	(4)	(4)

James Singerling 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	(4)	(4)

Kim March 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	(4)	(4)

All officers and directors as a group		Common stock, $0.001 par value	7,706,294	25.44%

5%+ Security Holders

Andrea Fehsenfeld 8017 Kenyon Avenue Los Angeles, CA 90045	n/a	Common Stock	5,085,580	16.79%

Gary Risler (5) 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	n/a	Common Stock	1,753,018	5.79%

616796 B.C. Ltd. (4) 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	n/a	Common Stock	2,943,665	9.72%

All 5%+ Security Holders		Common stock, $0.001 par value	9,782,261	32.30%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Percentages are based on 30,291,187 shares of our company’s common stock issued and outstanding as of the date of this report there were.
(3)	The 3,248,632 common shares are held by Westergaard Holdings Ltd. Keith Westergaard has voting and dispositive control over securities held by Westergaard Holdings Ltd.
(4)	Less than 1%.
(5)	Dianne Risler has voting and dispositive control over securities held by 616796 B.C. Ltd. Dianne Risler is the daughter of Gary Risler.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons of DSG Global Inc.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

As at December 31, 2015, we had advanced an aggregate amount of $91,727 to our Director and sole officer, Robert Silzer. The amounts are repayable on demand.

On September 26, 2014 DSG TAG entered into a Subscription and Debt Settlement Agreement (as amended on October 7, 2014) whereby Westergaard Holdings Ltd., a corporation owned and controlled by our current director Keith Westergaard, purchased: (i) 4,229,384 Series A Preferred Shares of DSG TAG at a deemed price of $1.25 per share in consideration for the settlement of $5,386,730.50  in debt payable to Westergaard Holdings; and (ii) 2,001,735 common shares of DSG TAG at a deemed price of 0.25 per share in consideration of $2,502,168.23 in interest and expenses accrued in respect of the debt.  Until such time as all Series A Shares have been redeemed by DSG TAG Westergaard Holdings may convert any or all of its remaining Series A Shares and accrued interest into common shares of DSG Global at $1.25 per share.

Pursuant to the Agreement, DSG Tag agreed to complete a going public transaction by share exchange within 60 days of the Agreement, and a private placement financing of not less than $5,000,000 in gross proceeds within 60 days of going public., the Company and/or Pubco shall have completed a financing for gross proceeds of at least $5,000.000.  DSG Tag agreed to pay $2,500,000 of the financing proceeds to Westergaard Holdings to redeem 2,000,000 of the Series A Preferred Shares at the deemed redemption price of $1.25 per share.  DSG TAG further agreed to raise additional gross proceeds of $5,000,000 and to redeem an additional 2,000,000 Series A Preferred Shares from Westergaard Holdings (at a redemption price of $1.25 per share or $2,500,000 in the aggregate).within 150 days following the going public transaction.  Subsequent to the Agreement, DSG TAG completed its going public transaction on May 6, 2015 but did not raise sufficient capital to redeem the Series A Preferred Shares.  The Subscription and Debt Settlement Agreement was subsequently amended by letter of agreement dated December 31, 2015, as described below.

On March 5, 2016, by letter agreement dated December 31, 2015 with Westergaard Holdings Ltd., a corporation owned by our Director Keith Westergaard, we amended the Subscription and Debt Settlement Agreement dated September 26, 2014 between DSG Tag Systems, Inc. and Westergaard Holdings, as previously amended on October 4, 2015.  Westergaard Holdings owns 4,229,384 shares Series A Convertible Preferred Stock of DSG TAG. Pursuant to the settlement agreement, the parties have agreed that DSG Global will complete financings for gross proceeds of at least $10 million and use a portion of the proceeds to redeem all of the Series A Convertible Preferred Shares.  The letter agreement modifies the redemption provisions of the original agreement, which now obligate us to raise capital and redeem the Series A Convertible Preferred Shares at a price of $1.25 per share as follows: (i) on or before May 1, 2016, DSG Global must complete a financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 Series A Shares; (ii) on or before June 1, 2016, t DSG Global must complete an additional financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 additional Series A Shares; and (iii) on or before July 1, 2016, DSG Global must complete an additional financing for gross proceeds of at least $5.0 million and use at least $3.04 million to redeem the remaining 2,429,384 Series A Shares.

On April 6, 2016, DSG TAG entered into a loan agreement with Westergaard Holdings Ltd. a corporation owned by our director Keith Westergaard, pursuant to which we raised proceeds of $120,000 CAD. DSG TAG agrees to pay the loan plus fees no later than the final due date of July 6, 2016. The fees for service are as follows: (a) DSG TAG agrees to pay a fee for service equal to 5% of the amount of the loan or $6,000 CAD if the loan is paid in full, including fees on or before May 6, 2016; (b) DSG TAG agrees to pay a fee for service equal to 10% of the amount of the original loan, or $12,000 CAD if the loan is paid in full, including fees, between May 7, 2016 and June 5, 2016; and (c) DSG TAG agrees to pay a fee for service equal to 20% of the amount of the original loan, or $24,000 CAD if the loan is paid full, including fees, between June 6, 2016 and July 5, 2016. DSG TAG agrees to pay partial payments towards the principal amount of the loan and fees. DSG TAG agrees that fees will be charged on the initial amount of the loan.

On March 31, 2015, DSG entered into an agreement with Adore Creative Agency Inc., a corporation owned by our director Rupert Wainwright pursuant to which Adore will provide marketing services to DSG.  The terms included cash payment of $17,500 and a note in the amount of $310,000, with 5% interest per annum, convertible at the election of the holder into 248,000 common shares in the capital stock of DSG Global, Inc. at a price of $1.25 per share, maturing on March 30, 2016. As of December 31, 2015, approximately 90% of the marketing services related to the agreement have been expensed in the amount of $280,000 and the remaining $30,000 is recorded as a prepaid deposit. Marketing services to date have not been completed.

On March 31, 2016, DSG entered into an agreement with Gary Risler, a 5% greater shareholder of DSG Global Inc. DSG agrees to pay the loan proceeds of $54,000 CDN on or before April 30, 2016, with interest of 6%. Security for this note will be $150,000 CDN of Tag, Touch, Text inventory currently owed by DSG Global Inc.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently act with seven (7) directors consisting of Robert Silzer, Keith Westergaard, Jason Sugarman, Rupert Wainwright, Stephen Johnston, James Singerling and Kim March.  We have not made any determination as to whether any of our directors are independent directors, as that term is used in Rule 4200(a) (15) of the Rules of National Association of Securities Dealers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees, Audit Related Fees, and All Other Fees

The following represents fees for professional services rendered by our independent registered public accounting firm (Lichter, Yu and Associates) for each of the years ended December 31, 2015 and 2014.

	Lichter, Yu and Associates
	2015	2014

Audit Fees (1) (2)	$54,000	$101,285
Audit Related Fees (3)	Nil	766
Tax Fees (4)	9,152	Nil
All Other Fees (5)	3,813	Nil
Total	$66,965	$102,051

(1)	Audit fees for Mar qtr, June qtr, Sept qtr, Dec Year end year review for 2014 qtrs
(2)	Audit fees for December 31, 2014, 2013, 2012, & September 2014
(3)	Travel expenses due for audit work
(4)	United States tax return and filing fees from Sept 2007 to Sept 2014 for DSG Global Inc, formerly own as Boreal Ltd.
(5)	Filing application fee for the Canadian Public Accountability Board (CPAB), & time spent on filing 8-K related to reverse merger of DSG Global Inc. & DSG Tag Systems Inc.

Lichter, Yu and Associates has served as our independent registered public accounting firm since September 2014.

The following represents fees for professional services rendered by a previous independent registered public accounting firm, Harris & Gillespie CPA’s PLLC, for the years ended 2014. These represent audit fees paid for DSG Global Inc., formerly own as Boreal Ltd prior to the merger in May 6, 2015. Changes in registrant’s certifying accountant was filed as an 8-K on August 3, 2015.

	Harris & Gillespie CPA’s PLLC
	2015	2014

Audit Fees	$5,900	$9,900
Total	$5,900	$9,900

Tax Fees

The following represents fees for the professional services rendered by our independent Canadian tax accounting firm (J.K.C. Fraser, CPA, CA) for each of the years ended December 31, 2015 and 2014.

	J.K.C. Fraser, CPA, CA
	2015	2014

Tax Fees (1)	$1,564	Nil
Total	$1,564	Nil

(1)	This represents tax return and filings for 2013 & 2014 for DSG Tag Systems Inc., Canadian tax filing requirements. The fees are $2,000 CAD, the above amount has been converted to USD.

The following represents fees for the professional services rendered by our independent United Kingdom tax accounting firm (Ascot Sinclair Associates Ltd.) for the years ended December 31, 2015 and 2014.

	Ascot Sinclair Associates Ltd.
	2015	2014

Tax Fees (1)	$5,216	Nil
Total	$5,216	Nil

(1)
This represents tax return and filings for 2013 & 2014 for DSG Tag Systems International Ltd., United Kingdom tax filing requirements. The fees are £3,413 BPS, the above amount has been converted to USD.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included in our consolidated financial statements and related notes.

3.	Exhibits

See the Exhibit Index immediately following the signature pages of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2016	DSG Global Inc.

By: /s/ Robert Silzer
Robert Silzer Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Silzer as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Silzer	Chief Executive Officer, Chief Financial Officer and
Robert Silzer	Chairman of the Board of Directors	May 2, 2016
(Principal Executive Officer andPrincipal Financial and Accounting Officer)

/s/ Stephen Johnston	Director	May 2, 2016
Stephen Johnston

/s/ Kenneth Marsh
Kenneth Marsh	Director	May 2, 2016

/s/ James Singerling
James Singerling	Director	May 2, 2016

/s/ Jason Sugarman
Jason Sugarman	Director	May 2, 2016

/s/ Rupert Wainwright
Rupert Wainwright	Director	May 2, 2016

/s/ Keith Westergaard
Keith Westergaard	Director	May 2, 2016

EXHIBIT INDEX

Exhibit		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1.1	Subscription Agreement / Debt Settlement, dated September 26, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.1	08-17-15

10.1.2	Addendum to Subscription Agreement / Debt Settlement, dated October 7, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.2	08-17-15

10.1.3	Second Addendum to Subscription Agreement / Debt Settlement, dated April 29, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.3	08-17-15

10.1.4	Third Addendum to Subscription Agreement / Debt Settlement, dated August 11, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.4	08-17-15

10.1.5	Letter from Westergaard Holdings Ltd., dated September 1, 2015, extending dates of redemption obligations.	8-K	10.1	09-08-15

10.1.6	Letter from Westergaard Holdings Ltd., dated November 10, 2015, extending dates of redemption obligations	10-Q	10.1	11-13-15

10.1.7	Letter fromWestergaard Holdings Ltd., dated December 31, 2015, extending dates of redemption obligations	8-K	10.1	03-09-16

10.2	Convertible Note of DSG TAG Systems Inc., dated March 31, 2015, payable to Adore Creative Agency, Inc.	8-K	10.5	08-14-15

10.3	Convertible Note Agreement, dated August 25, 2015, between the Registrant and Jerry Katell, Katell Productions, LLC and Katell Properties, LLC	10-Q	10.2	11-13-15

10.4	Agreement (TAG Touch) dated February 15, 2014 between DSG TAG Systems Inc. and DSG Canadian Manufacturing Corp.	8-K	10.1	05-06-15

10.5	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A.Bosa & Co (Kootenay) Ltd.				X

10.6	Lease agreement (Modified), dated January 21, 2016 and April 4, 2016 between DSG TAG Systems Inc. and Benchmark Group				X

10.7	Loan agreement, dated February 11, 2016 between DSG Global Inc. and Jeremy Yaseniuk				X

10.8	Loan agreement, dated March 31, 2016 between DSG Global Inc. and E. Gary Risler				X

10.9	Loan agreement, dated April 6, 2016 between DSG Global Inc. and Westergaard Holdings Ltd.				X

21	List of Subsidiaries:

21.1	DSG Tag Systems Inc. (Nevada) (100%)

21.2	DSG Tag Systems International Ltd. (United Kingdom) (100%)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101*	Interactive Data File

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*

#*
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