Form 10-Q
period 2016-03-31
DSG Global Inc.
filed 2016-05-20
CIK 1413909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

As May 16, 2016, the issuer had 30,205,607 shares of common stock issued and outstanding.

DSG GLOBAL, INC.

DSG GLOBAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$-	$-
Trade receivables, net	142,866	73,212
Inventories	289,521	306,648
Funds held in trust	3,642	3,414
Prepaid expenses and deposits	82,232	155,932
Other current assets	22,895	26,902
Receivable from related party	87,127	91,727
TOTAL CURRENT ASSETS	628,283	657,835

NON-CURRENT ASSETS
Intangible assets, net	17,468	16,984
Fixed assets, net	8,366	6,971
Equipment on lease, net	104,571	105,526
TOTAL NON-CURRENT ASSETS	130,405	129,481

TOTAL ASSETS	$758,688	$787,316

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$31,590	$25,269
Trade and other payables	1,646,401	1,428,509
Deferred revenue	138,853	99,739
Warranty reserve	115,643	108,381
Convertible note payable to related party	310,000	310,000
Loans payable	853,254	546,137
Convertible loans payable	1,199,139	1,139,543
TOTAL CURRENT LIABILITIES	4,294,880	3,657,579

MEZZANINE EQUITY
Redeemable Noncontrolling Interest - Preferred Shares	$5,286,731	$5,286,731

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 125,000,000 shares authorized and 30,291,187 outstanding at March 31, 2016 and December 31, 2015.	30,291	30,291
Additional paid in capital	15,873,724	15,873,724
Other accumulated comprehensive income	1,103,011	1,306,959
Accumulated deficit	(25,094,617)	(24,707,197)
Total sharesholders' deficit attributable to DSG Global	(8,087,591)	(7,496,223)
Noncontrolling interest	(735,332)	(660,771)
TOTAL STOCKHOLDERS' DEFICIT	(8,822,923)	(8,156,994)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$758,688	$787,316

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015

Revenue	$254,928	$790,180
Cost of revenue	94,548	488,047
Gross profit	160,380	302,133

Operating Expenses
Compensation expense	195,844	152,920
Research and development expense	17,037	19,433
General and administration expense	318,664	331,228
Warranty expense	45,217	58,843
Bad debt	3,105	-
Depreciation and amortization expense	5,584	8,704
Total operating expense	585,451	571,128
Loss from operations	(425,071)	(268,995)

Other Income (Expense)
Foreign currency exchange	72,140	(20,995)
Other (expenses) Income	(490)	(2,453)
Finance costs	(108,560)	(47,798)
Total Other Expense	(36,910)	(71,246)

Loss from continuing operations before income taxes	(461,981)	(340,241)

Provision for income taxes	-	-

Net loss	(461,981)	(340,241)

Less attributed to noncontolling interest	74,561	55,912

Net loss attributable to DSG Global	$(387,420)	$(284,329)

Net loss per share

Basic and Diluted:
Basic	$(0.013)	$(0.014)
Diluted	$(0.013)	$(0.014)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	30,291,187	20,179,823
Diluted	30,291,187	20,179,823

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015

Net loss	$(461,981)	$(340,241)

Other comprehensive income
Change in foreign currency translation adjustments	(199,503)	65,774
Comprehensive loss	(661,484)	(274,467)
Less: Comprehensive loss attributable to noncontrolling interest	70,116	57,106

Total comprehensive loss attibutable to DSG Global	$(591,368)	$(217,361)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC.  AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Equity Attributable to Common Shareholders'
						Total Deficit
	Common Stock		Additional		Accumulated	Attributable		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income	to Common Shareholders'	Noncontrolling Interest	Stockholders' Deficit

Balance December 31, 2015	30,291,187	$30,291	$15,873,724	$(24,707,197)	$1,306,959	$(7,496,223)	$(660,771)	$(8,156,994)

Net (loss) income for the three months ended March 31, 2016				(387,420)	(203,948)	(591,368)	(74,561)	(665,929)

Balance March 31, 2016	30,291,187	$30,291	$15,873,724	$(25,094,617)	$1,103,011	$(8,087,591)	$(735,332)	$(8,822,923)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL INC.  AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015

Net loss attributable to the Company	$(461,981)	$(340,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,584	8,704
Notes issusd for services	(17,706)	158,381
(Increase) decrease in assets:
Trade receivables, net	(61,117)	(513,911)
Inventories	37,436	(23,684)
Prepaid expense and deposits	75,651	311,993
Related party receivable	10,142	-
Other assets	4,218	(1,439)
Increase (decrease) in current liabilities:
Trade payables and accruals	117,343	166,600
Deferred revenue	30,613	16,630
Net cash used in operating activities	(259,817)	(216,967)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,902)	-
Return (purchase) of equipment on lease	3,077	15,428
Purchase of intangible assets	(797)	(3,273)
Net cash provided by investing activities	378	12,155

Cash flows from financing activities
Bank overdraft	4,377	-
Proceeds from note payable	239,542	127,735
Net cash provided by financing activities	243,919	127,735

Net decrease in cash and cash equivalents	(15,520)	(77,077)

Effect of exchange rate changes on cash and cash equivalents	15,520	(3,088)

Cash and cash equivalents at beginning of period	-	91,840
Cash and cash equivalents at the end of the period	$-	$11,675

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$-	$-

Supplemental schedule of non-cash financing activities:
Issuance of stock for financing costs	$-	$310,000

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2015. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Exchange (Loss) Gain

During the three months ended March 31, 2016, and 2015, the transactions of the Company and its subsidiaries were denominated in foreign currencies and were recorded in Canadian dollar (CAD), or British Pounds (GBP), at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At March 31, 2016 and December 31, 2015, there were no uninsured balances for accounts in Canada, the United States and the United Kingdom. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Trade Receivable

All trade receivables are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable trade receivables. The allowance for doubtful accounts as of March 31, 2016 and December 31, 2015 was $14,841 and $14,368, respectively.

Financing Receivables and Guarantees

The Company provides financing arrangements, including operating leases and financed service contracts for certain qualified customers. Lease receivables primarily represent sales-type and direct-financing leases. Leases typically have two- to three-year terms and are collateralized by a security interest in the underlying assets. The Company makes an allowance for uncollectible financing receivables based on a variety of factors, including the risk rating of the portfolio, macroeconomic conditions, historical experience, and other market factors. At March 31, 2016 and December 31, 2015 management determined that there was no allowance necessary. The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers. The Company could be called upon to make payment under these guarantees in the event of nonpayment to the third party.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs were $142,634 and $187,779 for the three months ended March 31, 2016 and 2015, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of March 31, 2016 and December 31, 2015, inventory only consisted of finished goods.

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Rental equipment
Tag                                                  10 year useful life
Touch/Text                                        8 year useful life
Office furniture and equipment                  5 year useful life
Computer equipment                                 3 year useful life

As of March 31, 2016 and December 31, 2015, fixed assets consisted of the following:

	March 31, 2016	December 31, 2015

Furniture and equipment	$21,570	$20,216
Computer equipment	28,365	24,695
Accumulated Depreciation	(41,569)	(37,940)
	$8,366	$6,971

As of March 31, 2016 and December 31, 2015, leased equipment consisted of the following:

	March 31, 2016	December 31, 2015

Tags	$149,164	$141,400
Text	27,648	26,195
Touch	21,697	20,386
Accumulated Depreciation	(93,938)	(82,455)
	$104,571	$105,526

For the three months ended March 31, 2016 and 2015, total depreciation expense was $5,288 and $8,421 for the fixed assets and leased equipment, respectively.

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

As of March 31, 2016 and December 31, 2015, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015

Net loss attributable to DSG Global Inc.	$(387,420)	$(284,329)

Net loss per share Basic and Diluted:
Basic	$(0.013)	$(0.014)
Diluted	$(0.013)	$(0.014)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	$30,291,187	$20,179,823
Diluted	$30,291,187	$20,179,823

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2016 that we believe would have a material impact on our financial position or results of operations.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $25,094,617 as of March 31, 2016 and had a net loss of $387,420 for the three months ended March 31, 2016.

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

Note 3 – TRADE RECEIVABLES, NET

As of March 31, 2016 and December 31, 2015, trade receivables consist of the following:

	March 31, 2016	December 31, 2015

Trade receivables	$157,707	$87,580
Allowance for bad debt	(14,841)	(14,368)
Total trade receivables, net	$142,866	$73,212

Note 4 – OTHER ASSETS

Other assets consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

GST/VAT Receivable	$22,895	$26,902
	$22,895	$26,902

Note 5 – INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Intangible Asset - Patent	$21,253	$20,473
Accumulated Depreciation	(3,785)	(3,489)
	$17,468	$16,984

The estimated useful life of the Patent is 20 years. Patents are amortized on a straight-line basis.  For the three months ended March 31, 2016 and 2015, total depreciation expense was $296 and $283, respectively.

The following table summarizes our five year estimated amortization of intangible assets as of March 31, 2016:

March 31:
2017	$1,184
2018	1,184
2019	1,184
2020	1,184
2021	1,184
2022 & Thereafter	11,549
$17,469

Note 6 – TRADE AND OTHER PAYABLES

As of March 31, 2016 and December 31, 2015, trade and other payables consist of the following:

	March 31, 2016	December 31, 2015

Accounts payable	$793,152	$742,256
Accrued expenses	43,855	35,113
Accrued interest	779,375	622,902
Other liabilities	30,017	28,236
Total payables	$1,646,401	$1,428,509

Note 7 – LOANS PAYABLE

Loans Payable	March 31, 2016	December 31, 2015

Unsecured, due on demand, interest 15% per annum	$192,738	$180,636
Unsecured, due on demand, interest 36% per annum	53,885	50,502
Unsecured, loan payable, interest 18% per annum	315,000	315,000
Unsecured, loan payable, interest 6% per annum, due April 30, 2016	41,631	-
Unsecured, loan payable, interest 10% per annum, with a minimum interest amount of $25,000, due July 22, 2016.	250,000	-
Total current portion	$853,254	$546,137

Note 8 – CONVERTIBLE LOAN

Convertible Loans

	March 31, 2016	December 31, 2015

Unsecured, interest 15.2% per annum, mature from February 28, 2015 to December 31, 2015. Principal is repayable in cash or Tags units. Repayment can also be requested to be converted to shares of the company	$949,139	$889,543
Unsecured, interest 10% per annum. Principal plus interest repayable in cash or common shares due on demand	250,000	250,000
Total	$1,199,139	$1,139,543

Current portion	1,199,139	1,139,543
Long term portion	$-	$-

Convertible Loans to Related Party

	March 31, 2016	December 31, 2015

Unsecured, interest 5% per annum, matures March 30, 2016, and is convertible at $1.25/per share	$310,000	$310,000
Total current portion	$310,000	$310,000

Note 9 – MEZZANINE EQUITY

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of March 31, 2016 and December 31, 2015. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014.  The Series A Shares have no general voting rights and carry a 5% per annum interest rate. Series A Shares that are converted to common shares are entitled to the same voting rights as other common shareholders.  At any time on or after the issuance date any holder of Series A Shares may convert to common stock based on predetermined conversion price of $1.25 per share.  The preferred shares are recorded in the consolidated financial statements as Mezzanine Equity.  The Series A Shares are subject to a redemption obligation pursuant to which the Company must redeem at a price of $1.25 per share the following amounts on the following dates if it is successful in raising financing capital of $2,500,000 as of August 1, 2016, $2,500,000 as of September 1, 2016 and $5,000,000 as of October 1, 2016; 900,000 Series A Shares ($1,250,000) by May 1, 2016, an additional 900,000 Series A Shares ($1,250,000) by June 1, 2016, and the remaining 2,429,384 Series A Shares ($3,136,730) by July 1, 2016. As of December 31, 2015, 80,000 preferred shares were purchased by an unrelated third-party and exchanged for 80,000 shares of common stock of DSG Global, Inc.

Note 10 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 125,000,000 shares of common stock authorized, each having a par value of $0.001, as of March 31, 2016 and December 31, 2015. According to the Share Exchange Agreement dated April 13, 2015, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding common shares of DSG TAG in exchange for the issuance to the subscribing shareholders of up to 20,000,000 shares of our common stock on the basis of 1 common share of DSG Global, Inc. for 5.4935 common shares of DSG TAG.  The Company also issued an additional 179,823 common shares to a director of DSG TAG to meet debt agreement obligations. There were 30,291,187 shares of common stock of the Company issued and outstanding as of March 31, 2016 and December 31, 2015. Each share of common stock is entitled to one (1) vote.

Noncontrolling Interest

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of March 31, 2016 and December 31, 2015. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014. The Series A Shares were not exchanged for securities of DSG Global, Inc. as part of the Share Exchange Agreement.  Noncontrolling interest as of March 31, 2016 and December 31, 2015 was $735,332 or 16.18% or $660,771 or 16.18%, respectively.

Note 11 – STOCK OPTIONS AND WARRANTS

Stock Compensation to employees and officers

On March 1, 2013, the Company extended warrants issued in 2008 to five employees and officers that were to expire on March 31, 2013 to December 31, 2016.  The Company issued warrants to these individuals to purchase an aggregate of 7,006,098 shares of common stock.  The warrants had an exercise price of $0.23 per share. The fair value of the warrants at the time they were extended was estimated at $769,760 using a Black-Scholes model with the following assumptions:  expected volatility of 17%, risk free interest of 0.38%, expected life of 3 years and no dividends.  The fair value of the warrants were recorded as equity and compensation expense.   On January 18, 2015, DSG TAG cancelled 5,913,898 of the warrants. The remaining 1,092,200 of the warrants have not yet been exercised and are currently outstanding as of March 31, 2016.  These warrants are exercisable into shares of common stock of DSG Global, Inc. at the rate of 1 share of DSG Global for each 5.4935 shares of DSG TAG.

Note 12 – RELATED PARTY TRANSACTIONS

On March 31, 2015 the Company entered into an agreement with a marketing firm that is owned by one of the directors of the Company.  The terms included cash payment of $17,500 and a note in the amount of $310,000, with 5% interest per annum, convertible at the election of the holder into 248,000 shares of Common Stock of DSG Global, Inc. at a price of $1.25 per share, maturing on March 30, 2016. As of March 31, 2016, it was estimated that approximately 90% of the marketing services related to the agreement have been expensed in the amount of $280,000 and the remaining $30,000 is recorded as a prepaid deposit. As of March 31, 2016, the Director of the Company has filed a notice of default on March 31, 2016 in regards to the related party convertible note on the financial statements of DSG TAG. The note was issued in lieu of marketing services, the note maturity date is March 31, 2016. Adore and DSG TAG are currently in arbitration in regards to this matter. (See Note 16).

Amount due from related party at March 31, 2016 and December 31, 2015 was $87,127 and $91,727, respectively. The amounts consist of advances to a director and officer of the Company. These amounts are unsecured, non-interest bearing and due on demand.

Note 13 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the three months ended March 31, 2016 and 2015.

Income Tax Expense

	March 31, 2016	March 31, 2015

Current	$-	$-
Deferred	-
Total	$-	$-

Component of Loss Before Income Tax and Noncontrolling Interest

The following are the components of income before income tax reflected in the Statement of Operations for the three months ended March 31, 2016 and 2015:

Component of Loss Before Income Tax and Non-controlling Interest

	March 31, 2016	March 31, 2015

Loss before income tax and noncontrolling interest	$(461,981)	$(340,241)
Income Tax	$-	$-
Effective tax rate	0%	0%

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

As of March 31, 2016, the Company had net operating losses, or NOLs, of approximately $25.1 million to offset future taxable income in Canada and the United Kingdom. The deferred tax assets at March 31, 2016 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 14 – GEOGRAPHIC SEGMENT INFORMATION

As a result of the reverse merger on May 6, 2015, the Company operates in three regions: Canada, United Kingdom and the United States of America. All inter-company transactions are eliminated in consolidation.  Prior to the merger, the Company operated in two regions.

For the three months ended March 31, 2016 and 2015, geographic segment information is as follows:

For the Three Months Ended March 31, 2016

	Canada	United Kingdom	United States	Elimination	Consolidated

Revenue	$210,848	$50,745	-	$(6,666)	$254,928
Cost of Revenue	67,077	34,137	-	(6,666)	94,548
Total Expenses	462,840	124,297	(1,686)	-	585,451
Other Income (Expenses)	(22,159)	(13,383)	(1,368)	-	(36,910)
Noncontrolling Interest	74,561	-	-	-	74,561
Net (Loss) Income	(266,667)	(121,071)	319	-	(387,420)
Assets	882,634	64,272	67,594	(255,813)	758,688
Liabilities	4,230,811	308,528	11,354	(255,813)	4,294,880

For the Three Months Ended March 31, 2015

	Canada	United Kingdom	Elimination	Consolidated

Revenue	$637,825	$372,781	$(220,426)	$790,180
Cost of Revenue	467,098	241,375	(220,426)	488,047
Total Expenses	481,940	89,188	-	571,128
Other Income (Expenses)	(59,785)	(11,461)	-	(71,246)
Non-controlling Interest	55,912	-	-	55,912
Net (Loss) Income	(315,086)	30,757	-	(284,329)
Assets	1,529,024	364,584	(329,777)	1,563,831
Liabilities	2,549,340	360,252	(329,777)	2,579,815

Note 15 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases offices in Canada under a renewable operating lease which will expire on July 31, 2016, following which the term of the lease is month to month, with 30 days’ notice to terminate. The lease term was extended by an additional two months subject to leasing our current space or another office in the building. The annual rent for the premises in Canada is approximately $66,000. For the three months ended March 31, 2016 and 2015, the aggregate rental expense was $17,660 and $18,799, respectively. Rent expense included other amounts paid in Canada and the United Kingdom for warehouse storage and offices on a month-to-month or as-needed basis.

The Company signed an operating lease agreement through National Leasing for a photocopier. The lease terms are for 60 months commencing on May 22, 2015 and ending April 22, 2020 with a monthly lease payment of approximately $183.

The following table summarizes our future minimum payments under these arrangements as of March 31, 2016:

March 31:
2017	2,200
2018	2,200
2019	2,200
2020	2,567
$9,167

Product Warranties

The Company’s product warranty costs are part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for a period of one year.  As of December 31, 2015 the Company has set up a reserve for future warranty costs, at March 31, 2016 the recorded reserve was $115,643. The Company’s past experience with warranty related costs was used as a basis for the reserve. Prior to December 31, 2015 the Company expensed warranty costs as incurred. The warranty expense incurred was $45,217 and $58,843 for the three months ended March 31, 2016 and 2015, respectively.

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

Note 16 – LEGAL MATTERS

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

A  Director of the Company, representing their company Adore Creative Agency Inc. (Adore) has filed a notice of default in regards to the related party convertible note on the financial statements of DSG TAG. The note was issued in lieu of marketing services, the note maturity date is March 31, 2016. Adore and DSG TAG are currently in arbitration in regards to this matter.

Note 17 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to the three months ended March 31, 2016 through May 16, 2016 for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

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

On April 29, 2016 Westergaard Holdings Ltd., an affiliate of a member of our board of directors and a shareholder of the Company, amended the Subscription / Debt Settlement Agreement dated September 26, 2014 between DSG TAG and Westergaard Holdings, as previously amended.  Westergaard Holdings owns 4,229,384 Series A Shares. Pursuant to the settlement agreement, DSG TAG has agreed that DSG Global Inc. will complete financings for gross proceeds of at least $10 million and use a portion of the proceeds to redeem all of the Series A Shares.  The letter agreement modifies the redemption provisions, which now obligate the Company to raise capital and redeem the Series A Shares at a price of $1.25 per share as follows: (i) on or before August 1, 2016, the Company must complete a financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 Series A Shares; (ii) on or before September 1, 2016, the Company must complete an additional financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 additional Series A Shares; and (iii) on or before October 1, 2016, the Company must complete an additional financing for gross proceeds of at least $5.0 million and use at least $3.14 million to redeem the remaining 2,429,384 Series A Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

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

Our unaudited financial statements are state in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Principles. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Corporate History

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

Overview of Our Business

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

In addition, DSG is currently in negotiations with a telecommunications provider to provide new technology in hardware and wireless access.

Our Revenue Model

We derive revenue from four different sources, as follows:

•	Systems Sales Revenue, which consists of the sales price paid by those customers who purchase our TAG system hardware.
•	Monthly Service Fees are paid by all customers for the wireless data fee charges required to operate the GPS tracking on the TAG systems.
•
Monthly Rental Fees are paid by those customers that rent the TAG system hardware.  The amount of a customer’s monthly payment varies based on the type of equipment rented (a TAG, a TAG and TEXT, or a TAG and TOUCH).

•
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

•
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

•	Wireless data fees. Our wireless data fees consist primarily of the data fees charged by outside providers of GPS tracking used in all of our TAG system control units.
•	Mapping. Our mapping costs consist of aerial mapping, course map, geofencing, and 3D flyovers for golf courses. This cost is incurred at the time of hardware installation.
•
Installation. Our installation costs consist primarily of costs incurred by our employed service technicians for the cost of travel, meals, and miscellaneous components required during installations. In addition, these costs also include fees paid to external contractors for installations on a project by project basis.

•
Freight expenses and Inventory adjustments. Our freight expenses consist primarily of costs to ship hardware to courses for installations. Our inventory adjustments include inventory write offs, write downs, and other adjustments to the cost of inventory.

•
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

•
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

•
Research and development. Our research and development expenses consist primarily of personnel costs and professional services associated with the ongoing development and maintenance of our technology.

•
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

•
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

•
Warranty expense. Our warranty expenses consist primarily of associated material product costs, labor costs for technical support staff, and other associated overhead. Warranty costs are expensed as they are incurred.

•
Foreign currency exchange. Our foreign currency exchange consist primarily of foreign exchange fluctuations recorded in Canadian dollar (CAD), British Pounds (GBP), or Euro (EUR) at the rates of exchange in effect when the transaction occurred.

•	Finance costs. Our finance costs consist primarily of investor interest expense, investor commission fees, and other financing charges for obtaining debt financing.

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

Results of Operations

We had a net loss of $387,420 for the three month period ended March 31, 2016, which was $103,091 more than the net loss of $284,329 for the three month period ended March 31, 2015.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2016 and 2015:

	Three Months ended	Three Months ended	Increase (Decrease)
	31-Mar-16	31-Mar-15	2016 from 2015
	($)	($)	(%)

Revenues	$254,928	$790,180	-67.7%
Cost of revenue	94,548	488,047	-80.6%
Gross profit	160,380	302,133	-46.9%

Operating Expenses:
Compensation expense	195,844	152,920	28.1%
Research and development expense	17,037	19,433	-12.3%
General and administrative expense	318,664	331,228	-3.8%
Warranty expense	45,217	58,843	-23.2%
Bad Debt	3,105	-	100.0%
Depreciation and amortization expense	5,584	8,704	-35.8%
Total Operating Expenses	585,451	571,128	2.5%
Loss from operations	(425,071)	(268,995)	58.0%

Other Income (Expense):
Foreign currency exchange	72,140	(20,995)	-443.6%
Other (expenses) income	(490)	(2,453)	100.0%
Finance costs	(108,560)	(47,798)	127.1%
Total Other Expense	(36,910)	(71,246)	-48.2%

Provision for income taxes expense (benefit)	-	-	-
Net loss	(461,981)	(340,241)	35.8%
Net loss attributable to noncontrolling interest	74,561	55,912	33.4%
Net loss attributable to DSG Global	$(387,420)	$(284,329)	36.3%

Net loss per share (basic and diluted)	(0.013)	(0.014)	-7.1%

Comparison of the three months ended March 31, 2016 and 2015:

Revenue

	For the Three Months Ended March 31,
	2016	2015	% Change

Revenue	$254,928	$790,180	(67.7	) %

Revenue decreased by $535,252, or 67.7%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease was primarily due to DSG focusing on providing support to existing customers and ensuring that all our customers’ service needs were being met. In addition, 30% of sales included for the three months ended March 31, 2015 were from a product return from our distributor that is currently recognized on the financial statements as a deferred revenue. The revenue on the return will be recognized each quarter towards monthly service fees and new inventory purchases made.

In addition, DSG anticipates increased sales in the second quarter of 2016 due to hiring of contract commission based sales agents to sell DSG products, negotiations with a telecommunications provider to provide new technology in hardware and wireless access, and negotiations to acquire a manufacturer of gold tournament scoring and management software to compete with the competition and provide more services to the customer. As a result, in the second quarter, DSG has finalized a contract renewal in the amount of $240,000, and has signed other installation contracts.

DSG has increased the monthly recurring service revenue by $25,699.44 or 17.7%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was primarily due to the increase in the installed units of TAG systems from 2014 to 2015.

Cost of Revenue

	For the Three Months Ended March 31,
	2016	2015	% Change

Cost of revenue	$94,548	$488,047	(80.6	) %

Cost of revenue decreased by $393,499, or 80.6%, for the three months ended March 31, 2016 as compared to the three months March 31, 2015. The decrease was primarily due to the decrease in hardware rentals and sales. Lower sales also resulted in lower installation costs, freight charges, mapping, and direct labor costs in the three months ended in March 31, 2016 in comparison to the three months ended March 31, 2015. Installation costs, such as direct labor decreased by $16,368, cost of goods for hardware sales decrease by $314,479 and mapping and freight costs decreased by $21,309. Wireless fees also decreased by $24,078 due to new lower negotiated wireless fee rates. There was also a decrease of $17,265 for inventory adjustments which was primarily due to write-off of obsolete inventory in the three months ended March 31, 2015 in comparison to the three months ended March 31, 2016. In addition, the decrease in cost of revenue was also due to lower sales compared to the prior year, and lower hardware purchasing costs from the new hardware supplier.

Overall, the cost of revenue decreased by 24.7% from the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was due to the lower monthly fee rates for wireless data for the three months ended March 31, 2016. In addition, the decrease in cost of revenue was also due to lower sales compared to the prior period, which resulted in lower cost of good on hardware, mapping, direct labor and other installation costs.

Compensation Expense

	For the Three Months Ended March 31,
	2016	2015	% Change

Compensation Expense	$195,844	$152,920	28.1%

Compensation expense increased by $42,924, or 28.1%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was primarily due to the increase in hiring of employees and contractors to meet projected growth obligations in engineering for software and hardware development.

Research and Development

	For the Three Months Ended March 31,
	2016	2015	% Change

Research and development expense	$17,037	$19,433	(12.3	) %

Research and development expense decreased by $2,396, or 12.3% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. We expect research and development expenses to increase as we enter new markets like commercial fleet management, agriculture, and advertising. In addition, the hiring of engineers in the first quarter of 2016 will result in higher research and development costs in future periods.

General and Administration Expense

	For the Three Months Ended March 31,
	2016	2015	% Change

General & administration expense	$318,664	331,228	(3.8	) %

General & administration expense decreased by $12,564 or 3.8% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The table below outlines the differences in detail:

	March 31, 2016	March 31, 2015	Difference	% Difference

Accounting & Legal	$21,878	$34,044	$(12,166)	-35.74%
Marketing & Advertising	142,634	187,779	(45,145)	-24.04%
Subcontractor & Commissions	24,472	6,535	17,937	274.48%
Interest Expense	12,746	7,638	5,108	66.88%
Hardware Design	12,745	779	11,966	1536.42%
Office Expense, Rent, Software, Bank & Credit Card Charges, Telephone, Travel, & Meals	104,189	94,453	9,736	-10.24%
	$318,664	$331,228	$(12,564)

Overall, there was a decrease of $12,166 in accounting & legal fees due to efforts in decreasing legal costs for public filing requirements in the three months ended March 31, 2016. There was a decrease of $45,145 in marketing and advertising costs, this was due to the convertible note issued in March 31, 2015 for marketing services, in the three months ended March 31, 2016, no additional advertising services was expensed from the convertible note. Marketing and advertising also includes tradeshow costs, which provides us with brand recognition and awareness, and to help generate sales. Tradeshow costs include tradeshow rental space, booth design, travel, meals and entertainment costs, and hiring of additional staff. There was an increase of $17,937 and $11,966 in subcontractor wages and hardware design, respectively, this was due to hiring of engineers for software and hardware development needs. Overall, there was an increase of $14,844 in office and computer expense, rent, operations software, bank and interest charges, and filing fees for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, this was due to due to warranty shipping and travel costs, filing fees for SEC requirements, and interest expense.

Warranty Expense

	For the Three Months Ended March 31,
	2016	2015	% Change

Warranty Expense	$45,217	$58,843	(23.2	) %

Warranty expense decreased by $13,626, or 23.2% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease in warranty expense was primarily due to using a combination of repairing repairable units and replacing older units with new units, in order to help lower warranty costs. We are currently outsourcing products from an alternative supplier, which we believe will reduce the instances of defective products and reduce our warranty expense in future periods. In addition, the warranty amount for the three months ended March 31, 2016 includes a reserve of $115,643 for future warranty costs, no reserve was used in prior periods, and warranty costs were expensed as incurred.

Foreign Currency Exchange

	For the Three Months Ended March 31,
	2016	2015	% Change

Foreign currency exchange	$(72,140)	$20,995	(443.6	) %

For the three months ended March 31, 2016, we recognized $72,140 gain in foreign currency transaction losses as compared to $20,995 in foreign currency transaction losses for the three months ended March 31, 2016. The decrease was primarily due to the gains or losses arising from exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

Finance Costs

	For the Three Months Ended March 31,
	2016	2015	% Change

Finance costs	$108,560	$47,798	127.1%

Finance costs increased by $60,762 or 127.1%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was primarily due to accrued interest expensed from additional loans and note convertible loans obtained after the three months ended March 31, 2015.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through March 31, 2016, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At March 31, 2016, we had $2,362,393 in outstanding indebtedness, which all matures within the next twelve months.

We had cash in the amount of $0 as of March 31, 2016 as compared to $11,675 as of March 31, 2016. We had a working capital deficit of $3,666,597 as of March 31, 2016 compared to working capital deficit of 1,260,031 as of March 31, 2015.

Liquidity and Financial Condition

Our financial position as of March 31, 2016 and 2015, and the changes for the periods then ended are as follows:

Working Capital

			Percentage
	At March 31,	At March 31,	Increase/
	2016	2015	(Decrease)

Current Assets	$628,283	$1,319,784	(52.4	) %
Current Liabilities	$4,294,880	$2,579,815	66.5%
Working Capital	$(3,666,597)	$(1,260,031)	191.0%

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	March 31
	2016	2015

Net cash used in operating activities	$(259,817)	$(216,967)
Net cash provided by investing activities	378	12,155
Net cash provided by financing activities	243,919	127,735
Net decrease in cash	(15,520)	(77,077)
Cash at beginning of period	0.00	91,840
Cash at end of period	$0.00	$11,675

Net Cash Used in Operating Activities.  During the three months ended March 31, 2016, cash used in operations totaled $259,817.  This reflects the net loss of $461,981 less $202,164 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by a decrease in prepaid expense and deposits of $75,651, a decrease in related party receivable of $10,142, an increase in trade receivables of $61,117, a decrease of $37,436 in inventories, and an increase in trade payables of $117,343.

During the three months ended March 31, 2015, cash used in operations totaled $216,967. This reflects a net loss of $340,241 less $123,274 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by $158,381 for non-cash financing costs for notes issued for services, an increase of prepaid expense and deposits of $311,993, a decrease of inventory of $23,684, a decrease of $513,911 in trade receivables, and an increase in trade payables of $166,600.

Net Cash Provided by Investing Activities.  Investing activities provided $378 of cash in the three months ended March 31, 2016, and $12,155 for the three months ended March 31, 2015 for TAG system units leased to customers.

Net Cash Provided by Financing Activities.  Net cash used in financing activities during the three months ended March 31, 2016 totaled $243,919, of which $239,542 was from various note and loan facilities entered into during the period.  Net cash provided by financing activities during the three months ended March 31, 2015 was $127,735, of which was from various note and loan facilities entered into during the period.

Outstanding Indebtedness

Our current indebtedness as of March 31, 2016 is comprised of the following:

•	Unsecured loan payable in the amount of $192,738 bearing interest at 15% per annum and due on demand;
•	Unsecured loan payable in the amount of $315,000 bearing interest at 18% per annum;
•	Unsecured note payable in the amount of $53,885, bearing interest at 36% per annum and due on July 20, 2017;
•	Secured convertible loan payable in the amount of $949,139, bearing interest at 15.2% per annum and due on December 31, 2015;
•	Unsecured, convertible note payable to related party in the amount of $310,000, bearing interest at 5% per annum and due on March 30, 2016;
•	Unsecured, convertible note payable in the amount of $250,000, bearing interest at 10% per annum and due on demand;
•	Unsecured, loan payable in the amount of $41,631, interest 6% per annum, due April 30, 2016;
•	Unsecured, loan payable in the amount of $250,000, interest 10% per annum, with a minimum interest amount of $25,000, due July 22, 2016.

Preferred Stock Redemption Obligations

Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a member of our board of directors, owns 4,229,384 shares (the “Series A Shares”) of Series A Convertible Preferred Stock of DSG TAG Systems. Pursuant to a Subscription / Debt Settlement Agreement dated September 26, 2014 between DSG TAG Systems and Westergaard Holdings, as amended on April 29, 2016, DSG TAG Systems has agreed that DSG Global, Inc. will complete financings for gross proceeds of at least $10 million and use a portion of the proceeds to redeem all of the Series A Shares at a price of $1.25 per share, as follows:

•	On or before August 1, 2016, we must complete a financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 Series A Shares;
•
On or before September 1, 2016, we must complete an additional financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 additional Series A Shares; and

•	On or before October 1, 2016, we must complete an additional financing for gross proceeds of at least $5.0 million and use at least $3.14 million to redeem the remaining 2,509,384 Series A Shares.

If we fail to satisfy the above described financing and share redemption schedule, we will be in default of the Subscription and Debt Settlement Agreement which would entitle the holder of the Preferred Shares to convert the Series A Convertible Preferred Shares into common shares in the capital of DSG Global at the price of $1.25 per share.

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve month period beginning April 1, 2016 to be as follows:

Estimated Expenses for the Twelve Month Period Beginning April 1, 2016

Management compensation	$500,000
Professional fees	$150,000
General and administrative	$1,900,000
Total	$2,550,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $2,550,000 that we require for the next 12 months, we had $12,600 in cash as of May 13, 2016, and a working capital deficit of $3,666,597. Our principal sources of liquidity are our existing cash and cash generated from product sales.  In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses.  Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

In order to improve our liquidity, we also plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources obligations, and execute our business plan. There can be no assurances that we will be able to raise additional capital on acceptable terms or at all, which would adversely affect our ability to achieve our business objectives.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have yet to establish any history of profitable operations and have incurred net losses since our inception.  We have generated only nominal revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations in the near future.  Our profitability will require the successful commercialization and sales of our products. We may not be able to successfully achieve any of these requirements or ever become profitable.

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

Item 6. Exhibits

Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1	Form of the Registrant’s common stock certificate				X

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1	Subscription Agreement / Debt Settlement, dated September 26, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.1	08-17-15

10.2	Addendum to Subscription Agreement / Debt Settlement, dated October 7, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.2	08-17-15

10.3	Second Addendum to Subscription Agreement / Debt Settlement, dated April 29, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.3	08-17-15

10.4	Third Addendum to Subscription Agreement / Debt Settlement, dated August 11, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.4	08-17-15

10.5	Letter from Westergaard Holdings Ltd., dated September 1, 2015, extending dates of redemption obligations.	8-K	10.1	09-08-15

10.6	Letter from Westergaard Holdings Ltd., dated November 10, 2015, extending dates of redemption obligations	10-Q	10.1	11-13-15

10.7	Letter fromWestergaard Holdings Ltd., dated December 31, 2015, extending dates of redemption obligations	8-K	10.1	03-09-16

10.8	Convertible Note of DSG TAG Systems Inc., dated March 31, 2015, payable to Adore Creative Agency, Inc.	8-K	10.5	08-14-15

10.9	Convertible Note Agreement, dated August 25, 2015, between the Registrant and Jerry Katell, Katell Productions, LLC and Katell Properties, LLC	10-Q	10.2	11-13-15

10.10	Agreement (TAG Touch) dated February 15, 2014 between DSG TAG Systems Inc. and DSG Canadian Manufacturing Corp.	8-K	10.1	05-06-15

10.11	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A.Bosa & Co (Kootenay) Ltd.	10-K	10.11	05-02-16

10.12	Lease agreement (Modified), dated January 21, 2016 and February 1, 2016 between DSG TAG Systems Inc. and Benchmark Group	10-K	10.12	05-02-16

10.13	Loan agreement, dated February 11, 2016 between DSG TAG Systems Inc. and Jeremy Yaseniuk	10-K	10.13	05-02-16

10.14	Loan agreement, dated March 31, 2016 between DSG TAG Systems Inc. and E. Gary Risler	10-K	10.14	05-02-16

10.15	Letter from Westergaard Holdings Ltd., dated April 29, 2016				X

21.1	List of Subsidiaries	10-K	21.1	05-02-16

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101*	Interactive Data File
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#
The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2016	DSG Global Inc.
(Registrant)

By: /s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)