Form 10-Q
period 2016-06-30
DSG Global Inc.
filed 2016-08-26
CIK 1413909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

[ ]	Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As August 18, 2016, the issuer had 30,291,187 shares of common stock issued and outstanding.

DSG GLOBAL, INC.
TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

DSG GLOBAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$-	$-
Trade receivables, net	200,831	73,212
Inventories	240,110	306,648
Funds held in trust	-	3,414
Prepaid expenses and deposits	61,728	155,932
Other current assets	-	26,902
Receivable from related party	62,831	91,727
TOTAL CURRENT ASSETS	565,500	657,835

NON-CURRENT ASSETS
Intangible assets, net	17,172	16,984
Fixed assets, net	7,257	6,971
Equipment on lease, net	85,591	105,526
TOTAL NON-CURRENT ASSETS	110,020	129,481

TOTAL ASSETS	$675,520	$787,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$9,399	$25,269
Trade and other payables	1,781,079	1,428,509
Deferred revenue	195,110	99,739
Warranty reserve	115,305	108,381
Loan payable to related party	23,061	-
Convertible note payable to related party	310,000	310,000
Loans payable	898,930	546,137
Convertible loans payable	1,196,366	1,139,543
TOTAL CURRENT LIABILITIES	4,529,250	3,657,579

MEZZANINE EQUITY
Redeemable Noncontrolling Interest - Preferred Shares	$5,286,731	$5,286,731

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 125,000,000 shares authorized and 30,291,187 outstanding at June 30, 2016 and December 31, 2015.	30,291	30,291
Additional paid in capital	15,849,683	15,873,724
Other accumulated comprehensive income	1,136,232	1,306,959
Accumulated deficit	(25,389,790)	(24,707,197)
Total sharesholders’ deficit attributable to DSG Global	(8,373,584)	(7,496,223)
Noncontrolling interest	(766,877)	(660,771)
TOTAL STOCKHOLDERS’ DEFICIT	(9,140,461)	(8,156,994)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$675,520	$787,316

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue	$482,317	$469,035	$737,245	$1,259,215
Cost of revenue	140,519	240,997	235,067	729,044
Gross profit	341,798	228,038	502,178	530,171

Operating Expenses
Compensation expense	187,215	173,397	383,059	326,317
Research and development expense	19,311	15,416	36,348	34,849
General and administration expense	201,401	414,925	520,065	746,153
Warranty expense	67,155	46,494	112,372	105,337
Bad debt	1,178	8,861	4,283	8,861
Depreciation and amortization expense	22,353	9,749	27,937	18,453
Total operating expense	498,613	668,841	1,084,064	1,239,969
Loss from operations	(156,815)	(440,803)	(581,886)	(709,798)

Other Income (Expense)
Foreign currency exchange	(20,938)	(14,387)	51,202	(35,382)
Other (expenses) Income	(1,053)	(4,677)	(1,543)	(7,130)
Finance costs	(171,953)	(93,910)	(280,513)	(141,708)
Total Other Expense	(193,944)	(112,974)	(230,854)	(184,220)

Loss from continuing operations before income taxes	(350,759)	(553,777)	(812,740)	(894,018)

Provision for income taxes	-	-	-	-

Net loss	(350,759)	(553,777)	(812,740)	(894,018)

Less attributed to noncontolling interest	55,586	90,150	130,147	146,971

Net loss attributable to DSG Global	$(295,173)	$(463,627)	$(682,593)	$(747,047)

Net loss per share

Basic and Diluted:
Basic	$(0.010)	$(0.020)	$(0.025)	$(0.034)
Diluted	$(0.010)	$(0.020)	$(0.025)	$(0.034)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	30,291,187	23,265,074	27,103,068	21,990,586
Diluted	30,291,187	23,265,074	27,103,068	21,990,586

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net loss	$(350,759)	$(553,777)	$(812,740)	$(894,018)
Other comprehensive income

Change in foreign currency translation adjustments	33,130	(12,888)	(167,695)	53,531
Comprehensive loss	(317,630)	(566,665)	(980,435)	(840,487)
Less: Comprehensive loss attributable to noncontrolling interest	54,264	89,265	127,115	148,405

Total comprehensive loss attributable to DSG Global	$(263,365)	$(477,399)	$(853,320)	$(692,082)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Equity Attributable to Common Shareholders’
						Total Deficit
	Common Stock		Additional Paid in	Accumulated	Accumulated Comprehensive	Attributable to Common	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shareholders’	Interest	Deficit

Balance December 31, 2015	30,291,187	$30,291	$15,873,724	$(24,707,197)	$1,306,959	$(7,496,223)	$(660,771)	$(8,156,994)

Adjustment to paid in capital for minority interest	-	-	(24,041)	-	-	(24,041)	24,041	-

Net (loss) income for the six months ended June 30, 2016	-	-	-	(682,593)	(170,727)	(853,320)	(130,147)	(983,467)

Balance June 30, 2016	30,291,187	$30,291	$15,849,683	$(25,389,790)	$1,136,232	$(8,373,584)	$(766,877)	$(9,140,461)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2016	June 30, 2015

Net loss	(812,740)	(894,018)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,937	18,453
Notes issued for services	(17,479)	234,791

(Increase) decrease in assets:
Trade receivables, net	(120,144)	43,306
Inventories	115,044	96,647
Funds held in trust	3,549	-
Prepaid expense and deposits	69,008	210,068
Related party receivable	33,964	(4,054)
Other assets	34,058	3,212
Increase (decrease) in current liabilities:
Trade payables and accruals	250,202	374,066
Deferred revenue	86,974	15,214
Net cash (used in) provided by operating activities	(329,627)	97,685

Cash flows from investing activities
Purchase of property, plant and equipment	(2,524)	(7,605)
Return (purchase) of equipment on lease	1,173	17,153
Purchase of intangible assets	(823)	(2,943)
Cash acquired from merger	-	81,420
Net cash (used in) provided by investing activities	(2,174)	88,025

Cash flows from financing activities
Bank overdraft	(16,395)	-
Proceeds from issuance of shares	-	126,695
Payments on notes payable	(69,664)	(126,192)
Proceeds from note payable	387,264	-
Related party loan payable, net	-	(164)
Net cash provided by financing activities	301,205	339

Net (decrease) increase in cash and cash equivalents	(30,596)	186,049

Effect of exchange rate changes on cash and cash equivalents	30,596	(11,064)

Cash and cash equivalents at beginning of period	-	91,840

Cash and cash equivalents at the end of the period	$-	$266,825

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$4,039	$5,803

The accompanying notes are an integral part of the unaudited consolidated financial statements

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2015. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Exchange (Loss) Gain

During the three and six months ended June 30, 2016, and 2015, the transactions of the Company and its subsidiaries were denominated in foreign currencies and were recorded in Canadian dollar (CAD), or British Pounds (GBP), at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2016 and December 31, 2015, there were no uninsured balances for accounts in Canada, the United States and the United Kingdom. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Trade Receivable

All trade receivables are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable trade receivables. The allowance for doubtful accounts as of June 30, 2016 and December 31, 2015 was $14,401 and $14,368, respectively.

Financing Receivables and Guarantees

The Company provides financing arrangements, including operating leases and financed service contracts for certain qualified customers. Lease receivables primarily represent sales-type and direct-financing leases. Leases typically have two- to three-year terms and are collateralized by a security interest in the underlying assets. The Company makes an allowance for uncollectible financing receivables based on a variety of factors, including the risk rating of the portfolio, macroeconomic conditions, historical experience, and other market factors. At June 30, 2016 and December 31, 2015 management determined that there was no allowance necessary. The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers. The Company could be called upon to make payment under these guarantees in the event of nonpayment to the third party.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs were $170,191 and $278,516 for the six months ended June 30, 2016 and 2015, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of June 30, 2016 and December 31, 2015, inventory only consisted of finished goods.

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight line method over the shorter of the estimated useful life of the asset or the lease term. The useful life for rental equipment was adjusted for the tag to 5 years from 10 years, and for the Touch/Text, the useful life was adjusted to 5 years from 8 years. The adjustment properly reflects the average lease term for the rental equipment and the average life of the product. The estimated useful lives of our property and equipment are generally as follows:

Rental equipment
Tag	5 year useful life
Touch/Text	5 year useful life
Office furniture and equipment	5 year useful life
Computer equipment	3 year useful life

As of June 30, 2016 and December 31, 2015, fixed assets consisted of the following:

	June 30, 2016	December 31, 2015
Furniture and equipment	$21,507	$20,216
Computer equipment	28,282	24,695
Accumulated Depreciation	(42,532)	(37,940)
	$7,257	$6,971

As of June 30, 2016 and December 31, 2015, leased equipment consisted of the following:

	June 30, 2016	December 31, 2015
Tags	$135,390	$141,400
Text	23,587	26,195
Touch	41,586	20,386
Accumulated Depreciation	(114,972)	(82,455)
	$85,591	$105,526

For the three months ended June 30, 2016 and 2015, total depreciation expense was $22,353 and $9,749 for the fixed assets and leased equipment, respectively.

For the six months ended June 30, 2016 and 2015, total depreciation expense was $27,937 and $18,453 for the fixed assets and leased equipment, respectively.

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

As of June 30, 2016 and December 31, 2015, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net loss attributable to DSG Global	$(295,173)	$(463,627)	$(682,593)	$(747,047)

Net loss per share
Basic and Diluted:
Basic	$(0.010)	$(0.020)	$(0.025)	$(0.034)
Diluted	$(0.010)	$(0.020)	$(0.025)	$(0.034)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	30,291,187	23,265,074	27,103,068	21,990,586
Diluted	30,291,187	23,265,074	27,103,068	21,990,586

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the six months ended June 30, 2016 that we believe would have a material impact on our financial position or results of operations.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $25,389,790 as of June 30, 2016 and had a net loss of $812,740 for the six months ended June 30, 2016.

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

Note 3 – TRADE RECEIVABLES, NET

As of June 30, 2016 and December 31, 2015, trade receivables consist of the following:

	June 30, 2016	December 31, 2015
Trade receivables	$215,232	$87,580
Allowance for bad debt	(14,401)	(14,368)
Total trade receivables, net	$200,831	$73,212

Note 4 – OTHER ASSETS

Other assets consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
GST/VAT Receivable	$-	$26,902
	$-	$26,902

Note 5 – INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Intangible Asset - Patent	$21,253	$20,473
Accumulated Depreciation	(4,081)	(3,489)
	$17,172	$16,984

The estimated useful life of the Patent is 20 years. Patents are amortized on a straight-line basis. For the three months ended June 30, 2016 and 2015, total depreciation expense was $296 and $283, respectively. For the six months ended June 30, 2016 and 2015, total depreciation expense was $592 and $566, respectively.

The following table summarizes our five year estimated amortization of intangible assets as of June 30, 2016:

June 30:
2017	$887
2018	1,184
2019	1,184
2020	1,184
2021	1,184
2022 & Thereafter	11,549
$17,172

Note 6 – TRADE AND OTHER PAYABLES

As of June 30, 2016 and December 31, 2015, trade and other payables consist of the following:

	June 30, 2016	December 31, 2015
Accounts payable	$779,991	$742,256
Accrued expenses	24,316	35,113
Accrued interest	939,631	622,902
Other liabilities	37,141	28,238
Total payables	$1,781,079	$1,428,509

Note 7 – LOANS PAYABLE

Loans Payable	June 30, 2016	December 31, 2015

Unsecured, due on demand, interest 15% per annum	$192,175	$180,636

Unsecured, due on demand, interest 36% per annum	47,012	50,501

Unsecured, loan payable, interest 18% per annum	317,500	315,000

Unsecured, loan payable, fee for services payable on the original loan amount of 5% by May 6, 2016, 10% payable by June 5, 2016, or 20% payable by July 5, 2016	92,243	-

Unsecured, loan payable, interest 10% per annum, with a minimum interest amount of $25,000, due July 22, 2016.	250,000	-

Total current portion	$898,930	$546,137

Loans Payable to Related Party

	June 30, 2016	December 31, 2015

Unsecured, due on demand, interest 20% per annum	23,061	-

Total current portion	$23,061	$-

Note 8 – CONVERTIBLE LOAN

Convertible Loans
	June 30, 2016	December 31, 2015

Unsecured, interest 15.2% per annum, mature from February 28, 2015 to December 31, 2015. Principal is repayable in cash or Tags units. Repayment can also be requested to be converted to shares of the company	$946,366	$889,543

Unsecured, interest 10% per annum. Principal plus interest repayable in cash or common shares due on demand	250,000	250,000

Total	$1,196,366	$1,139,543

Current portion	1,196,366	1,139,543

Long term portion	$-	$-

Convertible Loans to Related Party

	June 30, 2016	December 31, 2015

Unsecured, interest 5% per annum, matures March 30, 2016, and is convertible at $1.25/per share	$310,000	$310,000

Total current portion	$310,000	$310,000

Note 9 – MEZZANINE EQUITY

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of June 30, 2016 and December 31, 2015. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014. The Series A Shares have no general voting rights and carry a 5% per annum interest rate. Series A Shares that are converted to common shares are entitled to the same voting rights as other common shareholders. At any time on or after the issuance date any holder of Series A Shares may convert to common stock based on predetermined conversion price of $1.25 per share. The preferred shares are recorded in the consolidated financial statements as Mezzanine Equity. The Series A Shares are subject to a redemption obligation pursuant to which the Company must redeem at a price of $1.25 per share the following amounts on the following dates if it is successful in raising financing capital of $2,500,000 as of August 1, 2016, $2,500,000 as of September 1, 2016 and $5,000,000 as of October 1, 2016; 900,000 Series A Shares ($1,250,000) by May 1, 2016, an additional 900,000 Series A Shares ($1,250,000) by June 1, 2016, and the remaining 2,429,384 Series A Shares ($3,136,730) by July 1, 2016. As of December 31, 2015, 80,000 preferred shares were purchased by an unrelated third-party and exchanged for 80,000 shares of common stock of DSG Global, Inc.

Note 10 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 125,000,000 shares of common stock authorized, each having a par value of $0.001, as of June 30, 2016 and December 31, 2015. According to the Share Exchange Agreement dated April 13, 2015, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding common shares of DSG TAG in exchange for the issuance to the subscribing shareholders of up to 20,000,000 shares of our common stock on the basis of 1 common share of DSG Global, Inc. for 5.4935 common shares of DSG TAG. The Company also issued an additional 179,823 common shares to a director of DSG TAG to meet debt agreement obligations. There were 30,291,187 shares of common stock of the Company issued and outstanding as of June 30, 2016 and December 31, 2015. Each share of common stock is entitled to one (1) vote.

Noncontrolling Interest

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of June 30, 2016 and December 31, 2015. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014. The Series A Shares were not exchanged for securities of DSG Global, Inc. as part of the Share Exchange Agreement. Noncontrolling interest as of June 30, 2016 and December 31, 2015 was $766,877 or 16.18% or $660,771 or 16.18%, respectively.

Note 11 – STOCK OPTIONS AND WARRANTS

Stock Compensation to employees and officers

On March 1, 2013, the Company extended warrants issued in 2008 to five employees and officers that were to expire on March 31, 2013 to December 31, 2016. The Company issued warrants to these individuals to purchase an aggregate of 7,006,098 shares of common stock. The warrants had an exercise price of $0.23 per share. The fair value of the warrants at the time they were extended was estimated at $769,760 using a Black-Scholes model with the following assumptions: expected volatility of 17%, risk free interest of 0.38%, expected life of 3 years and no dividends. The fair value of the warrants were recorded as equity and compensation expense. On January 18, 2015, DSG TAG cancelled 5,913,898 of the warrants. The remaining 1,092,200 of the warrants have not yet been exercised and are currently outstanding as of June 30, 2016. These warrants are exercisable into shares of common stock of DSG Global, Inc. at the rate of 1 share of DSG Global for each 5.4935 shares of DSG TAG.

Note 12 – RELATED PARTY TRANSACTIONS

On March 31, 2015 the Company entered into an agreement with a marketing firm that is owned by one of the directors of the Company. The terms included cash payment of $17,500 and a note in the amount of $310,000, with 5% interest per annum, convertible at the election of the holder into 248,000 shares of Common Stock of DSG Global, Inc. at a price of $1.25 per share, maturing on March 30, 2016. As of June 30, 2016, it was estimated that approximately 90% of the marketing services related to the agreement have been expensed in the amount of $280,000 and the remaining $30,000 is recorded as a prepaid deposit. As of June 30, 2016, the Director of the Company has filed a notice of default on March 31, 2016 in regards to the related party convertible note on the financial statements of DSG TAG. The note was issued in lieu of marketing services, the note maturity date is March 31, 2016. Adore and DSG TAG are currently in arbitration in regards to this matter. (See Note 16).

On June 16, 2016, a loan was received from a related party in the amount of $23,061, the loan is payable on demand. (See Note 7).

Amount due from related party at June 30, 2016 and December 31, 2015 was $62,831 and $91,727, respectively. The amounts consist of advances to a director and officer of the Company. These amounts are unsecured, non-interest bearing and due on demand.

Note 13 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the six months ended June 30, 2016 and 2015.

Income Tax Expense	Three month ended		Six month ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

The following are the components of income before income tax reflected in the Statement of Operations for the six months ended June 30, 2016 and 2015:

Component of Loss Before Income Tax and Noncontrolling Interest

	Three month ended		Six month ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Loss before income tax and noncontrolling Interest	$(350,759)	$(553,777)	$(812,740)	$(894,018)

Income Tax	$-	$-	$-	$-

Effective tax rate	0%	0%	0%	0%

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

As of June 30, 2016, the Company had net operating losses, or NOLs, of approximately $25.4 million to offset future taxable income in Canada and the United Kingdom. The deferred tax assets at June 30, 2016 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 14 – GEOGRAPHIC SEGMENT INFORMATION

As a result of the reverse merger on May 6, 2015, the Company operates in three regions: Canada, United Kingdom and the United States of America. All inter-company transactions are eliminated in consolidation. Prior to the merger, the Company operated in two regions.

For the six months ended June 30, 2016 and 2015, geographic segment information is as follows:

For the Six Months Ended June 30, 2016
	Canada	United Kingdom	United States	Elimination	Consolidated

Revenue	$576,076	$168,050	-	$(6,881)	$737,245
Cost of Revenue	180,109	61,839	-	(6,881)	235,067
Total Expenses	876,603	201,044	6,417	-	1,084,064
Other Income (Expenses)	(207,318)	(21,715)	(1,823)	-	(230,856)
Noncontrolling Interest	130,147	-	-	-	130,147
Net (Loss) Income	(557,807)	(116,548)	(8,240)	-	(682,595)
Assets	800,783	114,140	62,243	(301,646)	675,520
Liabilities	4,468,228	348,108	14,560	(301,646)	4,529,250

For the Six Months Ended June 30, 2015
	Canada	United Kingdom	Elimination	Consolidated

Revenue	$1,027,177	$470,639	$(238,601)	$1,259,215
Cost of Revenue	660,964	306,681	(238,601)	729,044
Total Expenses	1,098,327	141,642	-	1,239,969
Other Income (Expenses)	(166,342)	(17,878)	-	(184,220)
Non-controlling Interest	146,971	-	-	146,971
Net (Loss) Income	(751,485)	4,438	-	(747,047)
Assets	1,179,457	107,501	(97,977)	1,188,981
Liabilities	2,837,365	132,641	(97,977)	2,872,029

Note 15 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases offices in Canada under a renewable operating lease which will expire on January 31, 2017, following which the term of the lease is month to month, with 30 days’ notice to terminate. The lease term was extended by an additional six months subject to leasing our current space or another office in the building. The annual rent for the premises in Canada is approximately $66,000. For the six months ended June 30, 2016 and 2015, the aggregate rental expense was $35,670 and $40,066, respectively. Rent expense included other amounts paid in Canada and the United Kingdom for warehouse storage and offices on a month-to-month or as-needed basis.

The Company signed an operating lease agreement through National Leasing for a photocopier. The lease terms are for 60 months commencing on May 22, 2015 and ending April 22, 2020 with a monthly lease payment of approximately $183.

The following table summarizes our future minimum payments under these arrangements as of June 30, 2016:

June 30:
2017	$1,651
2018	2,200
2019	2,200
2020	2,567
$8,618

Product Warranties

The Company’s product warranty costs are part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for a period of one year. As of December 31, 2015 the Company has set up a reserve for future warranty costs, at June 30, 2016 the recorded reserve was $115,305. The Company’s past experience with warranty related costs was used as a basis for the reserve. Prior to December 31, 2015 the Company expensed warranty costs as incurred. The warranty expense incurred was $112,372 and $105,337 for the six months ended June 30, 2016 and 2015, respectively.

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

Note 17 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through August 22, 2016 for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

On July 26, 2016, DSG TAG has signed an additional six month extension on the current lease. The term will begin on August 1, 2016 and end on January 31, 2017.

On August 5, 2016, DSG Global signed a convertible note agreement for $150,000 USD. The term of the note is 45 days from the date of contract with interest accrued at 2% per month. The principal and interest will be repaid in full by way of cash repayment or Class A common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our future financial and operating results;

●	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

●	the timing and success of our business plan;

●	our plans regarding future financings;

●	our ability to attract and retain customers;

●	our dependence on growth in our customers’ businesses;

●	the effects of market conditions on our stock price and operating results;

●	our ability to maintain our competitive technological advantages against competitors in our industry;

●	the expansion of our business in our core golf market as well as in new markets like commercial fleet management and agriculture;

●	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

●	our ability to introduce new offerings and bring them to market in a timely manner;

●	our ability to maintain, protect and enhance our intellectual property;

●	the effects of increased competition in our market and our ability to compete effectively;

●	the attraction and retention of qualified employees and key personnel;

●	future acquisitions of or investments in complementary companies or technologies; and

●	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company.

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

Overview of Our Business

DSG Global, Inc. is a technology development company based in Surrey, British Columbia, Canada, engaged in the design, manufacture, and marketing of fleet management solutions for the golf industry, as well as commercial, government and military applications. Our principal activities are the sale and rental of GPS tracking devices and interfaces for golf vehicles, and related support services. We were founded by a group of individuals who have dedicated their careers to fleet management technologies and have been at the forefront of the industry’s most innovative developments, and our executive team has over 50 years of experience in the design and manufacture of wireless, GPS, and fleet tracking solutions. We have developed the TAG suite of products that we believe is the first completely modular fleet management solution for the golf industry. The TAG suite of products is currently sold and installed around the world in golf facilities and as commercial applications through a network of established distributors and partnerships with some of the most notable brands in fleet and equipment manufacture.

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

The TAG system fills a void in the marketplace by offering a modular structure that allows the customer to customize their system to meet desired functionality and budget constraints. In addition to the core TAG system vehicle control functionality, which can operate independently, we offer two golfer information display systems — the alphanumeric TEXT and high definition TOUCH — providing the operator with two display options which is unique in the industry.

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

In addition, DSG is currently in negotiations with a telecommunications provider to provide new technology in hardware and wireless access.

Our Revenue Model

We derive revenue from four different sources, as follows:

●	Systems Sales Revenue, which consists of the sales price paid by those customers who purchase or lease our TAG system hardware.

●	Monthly Service Fees are paid by all customers for the wireless data fee charges required to operate the GPS tracking on the TAG systems.

●	Monthly Rental Fees are paid by those customers that rent the TAG system hardware. The amount of a customer’s monthly payment varies based on the type of equipment rented (a TAG, a TAG and TEXT, or a TAG and TOUCH).

●	Advertising Revenue is a new source of revenue that we believe has the potential to be strategic for us in the future. We are in the process of implementing and designing software to provide advertising and other media functionality on our TOUCH units.

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

●	Hardware purchases. Our equipment purchases consist primarily of TAG system control units, TEXT display, and TOUCH display tablets. The TAG system control unit is sold as a stand-alone unit or in conjunction with our TEXT alphanumeric display or TOUCH high definition “touch activated” display. Hardware purchases also include costs of components used during installations, such as cables, mounting solutions, and other miscellaneous equipment.

●	Wireless data fees. Our wireless data fees consist primarily of the data fees charged by outside providers of GPS tracking used in all of our TAG system control units.

●	Mapping. Our mapping costs consist of aerial mapping, course map, geofencing, and 3D flyovers for golf courses. This cost is incurred at the time of hardware installation.

●	Installation. Our installation costs consist primarily of costs incurred by our employed service technicians for the cost of travel, meals, and miscellaneous components required during installations. In addition, these costs also include fees paid to external contractors for installations on a project by project basis.

●	Freight expenses and Inventory adjustments. Our freight expenses consist primarily of costs to ship hardware to courses for installations. Our inventory adjustments include inventory write offs, write downs, and other adjustments to the cost of inventory.

●	Operating Expenses & Other Income (Expenses) We classify our operating expenses and other income (expenses) into six categories: compensation, research and development, general and administrative, warranty, foreign currency exchange, and finance costs. Our operating expenses consist primarily of sales and marketing, salaries and wages, consulting fees, professional fees, trade shows, software development, and allocated costs. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses. Our other income (expenses) primarily consists of financing costs and foreign exchange gains or losses.

●	Compensation expense. Our compensation expenses consist primarily of personnel costs, such as employee salaries, payroll expenses, and employee benefits. This includes salaries for management, administration, engineering, sales and marketing, and service support technicians. Salaries and wages directly related to projects or research and development are expensed as incurred to their operating expense category.

●	Research and development. Our research and development expenses consist primarily of personnel costs and professional services associated with the ongoing development and maintenance of our technology.

●	Research and development expenses include payroll, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached. Research and development is expensed and is included in operating expenses.

●	General and administrative. Our general and administrative expenses consist primarily of sales and marketing, commissions, travel, trade shows, consultant fees, insurance, and compliance and other administrative functions, as well as accounting and legal professional services fees, allocated costs and other corporate expenses. Sales and marketing includes brand marketing, marketing materials, and media management.

●	Warranty expense. Our warranty expenses consist primarily of associated material product costs, labor costs for technical support staff, and other associated overhead. Warranty costs are expensed as they are incurred.

●	Foreign currency exchange. Our foreign currency exchange consist primarily of foreign exchange fluctuations recorded in Canadian dollar (CAD), British Pounds (GBP), or Euro (EUR) at the rates of exchange in effect when the transaction occurred.

●	Finance costs. Our finance costs consist primarily of investor interest expense, investor commission fees, and other financing charges for obtaining debt financing.

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

Results of Operations

We had a net loss of $295,173 for the three month period ended June 30, 2016, which was $168,454 less than the net loss of $463,627 for the three month period ended June 30, 2015.

We had a net loss of $682,593 for the six month period ended June 30, 2016, which was $64,454 less than the net loss of $747,047 for the six month period ended June 30, 2015.

The following table summarizes key items of comparison and their related increase (decrease) for the three and six month periods ended June 30, 2016 and 2015:

	Three Months ended	Three Months ended	Increase (Decrease) 2016 from	Six Months ended	Six Months ended	Increase (Decrease) 2016 from
	30-Jun-16	30-Jun-15	2015	30-Jun-16	30-Jun-15	2015
	($)	($)	(%)	($)	($)	(%)
Revenues	$482,317	$469,035	2.8%	$737,245	$1,259,215	-41.5%
Cost of revenue	140,519	240,997	-41.7%	235,067	729,044	-67.8%
Gross profit	341,798	228,038	49.9%	502,178	530,171	-5.3%

Operating Expenses:
Compensation expense	187,215	173,397	8.0%	383,059	326,317	17.4%
Research and development expense	19,311	15,416	25.3%	36,348	34,849	4.3%
General and administrative expense	201,401	414,925	-51.5%	520,065	746,153	-30.3%
Warranty expense	67,155	46,494	44.4%	112,372	105,337	6.7%
Bad Debt	1,178	8,861	-86.7%	4,283	8,861	-51.7%
Depreciation and amortization expense	22,353	9,749	129.3%	27,937	18,453	51.4%
Total Operating Expenses	498,613	668,841	-25.5%	1,084,064	1,239,969	-12.6%
Loss from operations	(156,815)	(440,803)	-64.4%	(581,886)	(709,798)	-18.0%

Other Income (Expense):
Foreign currency exchange	(20,938)	(14,387)	45.5%	51,202	(35,382)	-244.7%
Other (expenses) income	(1,053)	(4,677)	-77.5%	(1,543)	(7,130)	-78.4%
Finance costs	(171,953)	(93,910)	83.1%	(280,513)	(141,708)	98.0%
Total Other Expense	(193,944)	(112,974)	71.7%	(230,854)	(184,220)	25.3%

Provision for income taxes expense (benefit)	-	-	-	-	-	-
Net loss	(350,759)	(553,777)	-36.7%	(812,740)	(894,018)	-9.1%
Net loss attributable to noncontrolling interest	55,586	90,150	-38.3%	130,147	146,971	-11.4%
Net loss attributable to DSG Global	$(295,173)	$(463,627)	-36.3%	$(682,593)	$(747,047)	-8.6%

Net loss per share (basic and diluted)	(0.010)	(0.020)	-50.0%	(0.025)	(0.034)	-26.5%

Comparison of the three and six months ended June 30, 2016 and 2015:

Revenue

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change

Revenue	$482,317	$469,035	2.8%	$737,245	$1,259,215	(41.5)%

Revenue increased by $13,282, or 2.8%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased by $521,970, or 41.5% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase for the three months ended for June 30, 2016 in comparison to June 30, 2015 was primarily due to the increase in hardware sales and the return of TOUCHs from our Asian Distributor in the June 30, 2015 quarter. The decrease for the six months ended for June 30, 2016 in comparison to June 30, 2015 was primarily due to lower sales in the first quarter of 2016 and continued design and redevelopment of our product line.

In addition, 30% of sales included for the six months ended June 30, 2015 were from a product return from our distributor that is currently recognized on the financial statements as a deferred revenue. The revenue on the return will be recognized each quarter towards monthly service fees and new inventory purchases made. As well, some of the sales in the second quarter of 2016 included the monthly system access fees to be prepaid in full, this has been recorded in the deferred revenue, and will be recognized each quarter towards monthly service fees.

In addition, DSG sales in the second quarter of 2016 increased by 89.2% in comparison to the first quarter of 2016. DSG increased sales in the second quarter of 2016 was due to increased efforts from DSG’s sales team, contract renewals, new software updates, and obtaining new distributors in the European market. However, due to the redevelopment of our product line, it has created lower sales overall than anticipated. The company has been forced to move to a 3G/4G GPS cellular device, require redevelopment of our advertising, and also software development delays in integrating the tournament software onto the TOUCH screen, all of which that has caused delays in sales. The company along with the new sales team is aggressively building its pipeline for next two quarters.

Cost of Revenue

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change

Cost of revenue	$140,519	$240,997	(41.7)%	$235,067	$729,044	(67.8)%

Cost of revenue decreased by $100,478, or 41.7%, for the three months ended June 30, 2016 as compared to the three months June 30, 2015 and decreased by $493,977 or 67.8% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The table below outlines the differences in detail:

	For the Three Months Ended				For the Six Months Ended
	June30, 2016	June30, 2015	Difference	% Difference	June30, 2016	June30, 2015	Difference	% Difference
Cost of Goods	$26,312	$107,611	$(81,299)	(75.5)%	$48,979	$444,757	$(395,778)	(89.0)%
Labour	-	12,270	(12,270)	(100.0)%	-	28,639	(28,639)	(100.0)%
Mapping & Freight Costs	6,797	16,217	(9,420)	(58.1)%	10,352	41,081	(30,729)	(74.8)%
Wireless Fees	83,366	108,409	(25,043)	(23.1)%	149,750	198,870	(49,120)	(24.7)%
Inventory Write-off/Adjustments	24,044	(3,510)	27,554	(785.0)%	25,986	15,697	10,289	65.5%
	$140,519	$240,997	$(100,478)	(41.7)%	$235,067	$729,044	$(493,977)	(67.8)%

For the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, the decrease was primarily due to a contract lease renewal which resulted in no new hardware costs, only the system access fee and the leased equipment amount which was financed over the term of the contract. The system access fees have been recorded in the deferred revenue and will be recognized each quarter towards monthly service fees. As well, DSG had a new customer lease contract, in which the customer leases our hardware for a monthly payment consisting of hardware and a monthly service fee. This hardware is recorded on our balance sheet, under equipment on lease since the hardware is owned by DSG. As a result, cost of goods decreased by $81,299 for the three months ended June 30, 2016 in comparison to the three months ended June 30, 2015. Installation costs, such as direct labor decreased by $12,270, mapping and freight costs decreased by $9,420, and wireless fees also decreased by $25,043. There was also an increase of $27,554 for inventory adjustments which was primarily due to write-off of obsolete inventory from customer lease returns.

For the six months ended June 30, 2016 as comparted to the six months ended June 30, 2015, the overall decrease of 67.8% was due to the decrease in hardware leases and sales. Lower costs of revenue as mentioned above was also due to a contract lease renewal that had no hardware costs associated. Lower sales also resulted in lower installation costs, freight charges, mapping, and direct labor costs in the six months ended in June 30, 2016 in comparison to the six months ended June 30, 2015. Installation costs, such as direct labor decreased by $28,639, cost of goods decreased by $395,778, mapping and freight costs decreased by $30,729, and inventory adjustments increased by $10,289. Wireless fees also decreased by $49,120 which was also due to new lower negotiated wireless fee rates.

Compensation Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change

Compensation Expense	$187,215	$173,397	8.0%	$383,059	$326,317	17.4%

Compensation expense increased by $13,818, or 8.0%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased by $56,742, or 17.4% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was primarily due to the increase in hiring of employees and contractors to meet projected growth obligations in engineering for software and hardware development.

Research and Development

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change

Research and development expense	$19,311	$15,416	25.3%	$36,348	$34,849	4.3%

Research and development expense increased by $3,895, or 25.3% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased by $1,449, or 4.3% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The overall increase of 4.3 % over the six months was minimal, however we expect research and development expenses to increase as we enter new markets like commercial fleet management, agriculture, and advertising. In addition, the hiring of additional engineers in the third and last quarter of 2016 will result in even higher research and development costs in future periods. These increase in costs will be required to develop the new 3G/4G GPS cellular device.

General and Administration Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change

General & administration expense	$201,401	$414,925	(51.5)%	$520,065	$746,153	(30.3)%

General & administration expense decreased by $213,524, or 51.5% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and decreased 226,088, or 30.3% for the six months ended June 30, 2016 compared to the three months ended June 30, 2015. The table below outlines the differences in detail:

	For the Three Months Ended				For the Six Months Ended
	June 30, 2016	June 30, 2015	Difference	% Difference	June 30, 2016	June 30, 2015	Difference	% Difference
Accounting & Legal	$28,738	$91,002	$(62,264)	(68.4)%	$47,772	$125,047	$(77,275)	(61.8)%
Marketing & Advertising	24,713	90,737	(66,024)	(72.8)%	170,191	278,516	(108,325)	(38.9)%
Subcontractor & Commissions	20,041	102,218	(82,177)	(80.4)%	44,513	108,753	(64,240)	(59.1)%
Interest Expense	1,524	9,904	(8,380)	(84.6)%	14,269	17,541	(3,272)	(18.7)%
Hardware Design	412	1,032	(620)	(60.1)%	13,157	1,811	11,346	626.5%
Office Expense, Rent, Software, Bank & Credit Card Charges, Telephone, Travel, & Meals	125,973	120,032	5,941	4.9%	230,163	214,485	15,678	7.3%
	$201,401	$414,925	$(213,524)	(51.5)%	$520,065	$746,153	$(226,088)	(30.3)%

For the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, the decrease of $62,264 in accounting and legal fees was due to the costs associated with the merger in May 6, 2015, in the three months ended June 30, 2016, the costs primarily consisted of regular fees associated with the filing requirements. Marketing and advertising decreased by $66,024, this was a result of additional marketing costs expensed from the note convertible issued in March 31, 2015 for marketing and advertising services and the majority of the note being expensed in 2015. Subcontractors and commissions also decreased by $82,177, this was due to the hiring of more employees instead of contract workers. Overall, there was also a decrease of $3,059 in interest expense, hardware design, office expense, rent, software, bank & credit card charges, telephone, and travel and meals, this was due to the increased efforts to minimize costs.

For the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, the decrease of $77,275 in accounting and legal fees was overall due to the higher costs associated with the merger in May 2015, as well the decrease was also due to efforts in decreasing legal costs for public filing requirements. There was a decrease of $108,325 in marketing and advertising costs, this was due to the convertible note issued in March 31, 2015 as mentioned above. For the six months ended June 30, 2016 marketing and advertising mainly consisted of tradeshow costs, which provides us with brand recognition and awareness, in order to help generate sales. Tradeshow costs include tradeshow rental space, booth design, travel, meals and entertainment costs, and hiring of additional staff. There was a decrease of $64,240 in subcontractor and commissions due to the hiring of more employees instead of contract workers and lower sales resulting in less commissions being paid. There was an increase of $11,346 in hardware design for the development of the new hardware prototype for the tradeshow. Overall, there was an increase of $15,678 in office and computer expense, rent, operations software, bank and interest charges, travel, and meals for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, this was due to higher warranty shipping and travel costs in the first quarter of 2016.

Warranty Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change

Warranty Expense	$67,155	$46,494	44.4%	$112,372	$105,337	6.7%

Warranty expense increased by $20,661, or 44.4% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased by $7,035, or 6.7% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase in warranty expense over the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was due to the repairing costs of the hardware units that were received back from our customers. These units will be used to replace other defective or broken units in the future, we anticipate that this will help lower warranty costs. Overall, the increase in warranty expense for the six months ended June 30, 2016 compared to the six months ended June 30, 2016 is primarily due to the combination of costs associated with repairing units and replacing older units with new units. In addition, the warranty amount for the six months ended June 30, 2016 includes a reserve of $115,305 on the balance sheet for future warranty costs, no reserve was used in prior periods, and warranty costs were expensed as incurred.

Foreign Currency Exchange

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change

Foreign currency exchange	$20,938	$14,387	45.5%	$(51,202)	$35,382	(244.7)%

For the three months ended June 30, 2016, we recognized a $20,938 loss in foreign currency transaction as compared to $14,387 in foreign currency transaction losses for the three months ended June 30, 2015. For the six months ended June 30, 2016, we recognized $51,202 gain in foreign currency transactions losses as compared to $35,382 in foreign exchange losses for the six months ended June 30, 2016. The decrease and increase was primarily due to the gains or losses arising from exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

Finance Costs

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change

Finance costs	$171,953	$93,910	83.1%	$280,513	$141,708	98.0%

Finance costs increased by $78,043 or 83.1%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased $138,805, or 98.0% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase overall was primarily due to accrued interest expensed from additional loans and note convertible loans obtained after the six months ended June 30, 2015.

Net Loss Attributable to DSG Global

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change

Net loss attributable to DSG Global	$295,173	$463,627	(36.3)%	$682,593	$747,047	(8.6)%

As a result of the above factors, net loss after noncontrolling interest attributable to DSG Global decrease $168,454, or

As a result of the above factors, net loss after noncontrolling interest attributable to DSG Global decrease $168,454, or 36.3% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $64,454, or 8.6% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The overall decrease was primarily due to increased efforts to lower operating costs in general and administrative expenses, and the low cost of revenue from new leased hardware and lease renewal contracts that resulted in no costs for hardware in cost of goods sold.

In addition, for the months ended June 30, 2016, Total Other Expenses represented 65.7% of the net loss, and for the six months ended June 30, 2016, Total Other Expenses represented 33.8% of the net loss. These expenses include foreign exchange differences and fluctuations, and accrued interest on loans payable and other convertible notes.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through June 30, 2016, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At June 30, 2016, we had $2,428,357 in outstanding indebtedness, which all matures within the next twelve months.

We had cash in the amount of $0 as of June 30, 2016 as compared to $266,825 as of June 30, 2015. We had a working capital deficit of $3,963,750 as of June 30, 2016 compared to working capital deficit of 1,929,263 as of June 30, 2015.

Liquidity and Financial Condition

Our financial position as of June 30, 2016 and 2015, and the changes for the periods then ended are as follows:

Working Capital

	At June 30,	At June 30,	Percentage
	2016	2015	Increase/(Decrease)
Current Assets	$565,500	$942,766	(40.0)%
Current Liabilities	$4,529,250	$2,872,029	57.7%
Working Capital	$(3,963,750)	$(1,929,263)	105.5%

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	June 30
	2016	2015

Net cash (used in) provided by operating activities	$(329,627)	$97,685
Net cash (used in) provided by investing activities	(2,174)	88,025
Net cash provided by financing activities	301,205	339
Net (decrease) increase in cash	(30,596)	186,049
Cash at beginning of period	0.00	91,840
Cash at end of period	$0.00	$266,825

Net Cash (Used in) Provided by Operating Activities. During the six months ended June 30, 2016, cash used in operations totaled $329,627. This reflects the net loss of $812,740 less $483,113 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by a decrease in prepaid expense and deposits of $69,008, a decrease in related party receivable of $33,964, an increase in trade receivables of $120,144, a decrease of $115,044 in inventories, an increase in trade payables of $250,202, and an increase in deferred revenue of $86,974.

During the six months ended June 30, 2015, cash used in operations totaled $97,685. This reflects a net loss of $894,018 less $991,703 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by $234,791 for non-cash financing costs for notes issued for services, a decrease of prepaid expense and deposits of $210,068, a decrease of inventory of $96,647, a decrease of $43,306 in trade receivables, an increase in trade payables of $374,066, and an increase in deferred revenue of $15,214.

Net Cash (Used in) Provided by Investing Activities. Investing activities provided $2,174 of cash in the six months ended June 30, 2016, and $88,025 for the six months ended June 30, 2015 for TAG system units leased to customers. Of which in June 30, 2015, $81,420 was acquired as part of our reverse acquisition transaction.

Net Cash Provided by Financing Activities. Net cash used in financing activities during the six months ended June 30, 2016 totaled $301,205, of which $387,264 was from various note and loan facilities entered into during the period. Net cash provided by financing activities during the six months ended June 30, 2015 was $339, of which was from various note and loan facilities entered into during the period.

Outstanding Indebtedness

Our current indebtedness as of June 30, 2016 is comprised of the following:

●	Unsecured loan payable in the amount of $192,175 bearing interest at 15% per annum and due on demand;

●	Unsecured loan payable in the amount of $317,500 bearing interest at 18% per annum;

●	Unsecured note payable in the amount of $47,012, bearing interest at 36% per annum and due on July 20, 2017;

●	Secured convertible loan payable in the amount of $946,366, bearing interest at 15.2% per annum and due on December 31, 2015;

●	Unsecured, convertible note payable to related party in the amount of $310,000, bearing interest at 5% per annum and due on March 30, 2016;

●	Unsecured, convertible note payable in the amount of $250,000, bearing interest at 10% per annum and due on demand;

●	Unsecured, loan payable in the amount of $250,000, bearing interest 10% per annum, with a minimum interest amount of $25,000, due July 22, 2016.

●	Unsecured, loan payable in the amount of $92,243, interest payable of 5% if paid by May 6, 2016, interest payable of 10% by June 6, 2016, or interest payable of 20% payable by July 5, 2016.

●	Unsecured, loan payable in the amount of $23,061, bearing interest at 20% per annum and due on demand.

Preferred Stock Redemption Obligations

Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a member of our board of directors, owns 4,229,384 shares (the “Series A Shares”) of Series A Convertible Preferred Stock of DSG TAG Systems. Pursuant to a Subscription / Debt Settlement Agreement dated September 26, 2014 between DSG TAG Systems and Westergaard Holdings, as amended on April 29, 2016, DSG TAG Systems has agreed that DSG Global, Inc. will complete financings for gross proceeds of at least $10 million and use a portion of the proceeds to redeem all of the Series A Shares at a price of $1.25 per share, as follows:

●	On or before August 1, 2016, we must complete a financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 Series A Shares;

●	On or before September 1, 2016, we must complete an additional financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 additional Series A Shares; and

●	On or before October 1, 2016, we must complete an additional financing for gross proceeds of at least $5.0 million and use at least $3.14 million to redeem the remaining 2,509,384 Series A Shares.

If we fail to satisfy the above described financing and share redemption schedule, we will be in default of the Subscription and Debt Settlement Agreement which would entitle the holder of the Preferred Shares to convert the Series A Convertible Preferred Shares into common shares in the capital of DSG Global at the price of $1.25 per share.

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve month period beginning July 1, 2016 to be as follows:

Estimated Expenses for the Twelve Month Period Beginning April 1, 2016
Management compensation	$600,000
Professional fees	$120,000
General and administrative	$2,200,000
Total	$2,920,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $2,920,000 that we require for the next 12 months, we had $8,500 in cash as of August 18, 2016, and a working capital deficit of $3,963,750. Our principal sources of liquidity are our existing cash and cash generated from product sales. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-Q, including our consolidated financial statements and related notes, before investing in our common stock. If any of the following risks materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

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

If our research and development projects are not completed in a timely fashion, we could experience:

●	substantial additional cost to obtain a marketable product;

●	additional competition resulting from competitors in the surveillance and facial recognition market, and;

●	delay in obtaining future inflow of cash from financing or partnership activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On July 26, 2016, DSG TAG entered into a Lease Modification Agreement with Benchmark Group to obtain a six month extension on the lease of its operating offices located in Surrey, British Columbia. The term of the lease has been extended from August 1, 2016 to January 31, 2017 at the rate of $5,518.63 per month.

On August 5, 2016, DSG Global entered into a convertible note agreement with Gary Risler pursuant to which we issued to which Mr. Risler purchased a $150,000 convertible note for $145,000 cash proceeds. The term of the note is 45 days from the date of contract with interest accruing at 2% per month. The principal amount and accrued interest on the debt are payable on maturity either in cash or by conversion to Class A common shares of our Company valued at $0.27 per share.

Item 6. Exhibits

Exhibit		Filed		Filing
Number	Exhibit Description	Form	Exhibit	Date	Herewith

3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1	Form of the Registrant’s common stock certificate				X

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1	Subscription Agreement / Debt Settlement, dated September 26, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.1	08-17-15

10.2	Addendum to Subscription Agreement / Debt Settlement, dated October 7, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.2	08-17-15

10.3	Second Addendum to Subscription Agreement / Debt Settlement, dated April 29, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.3	08-17-15

10.4	Third Addendum to Subscription Agreement / Debt Settlement, dated August 11, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.4	08-17-15

10.5	Letter from Westergaard Holdings Ltd., dated September 1, 2015, extending dates of redemption obligations.	8-K	10.1	09-08-15

10.6	Letter from Westergaard Holdings Ltd., dated November 10, 2015, extending dates of redemption obligations	10-Q	10.1	11-13-15

Exhibit		Filed		Filing
Number	Exhibit Description	Form	Exhibit	Date	Herewith

10.7	Letter fromWestergaard Holdings Ltd., dated December 31, 2015, extending dates of redemption obligations	8-K	10.1	03-09-16

10.8	Convertible Note of DSG TAG Systems Inc., dated March 31, 2015, payable to Adore Creative Agency, Inc.	8-K	10.5	08-14-15

10.9	Convertible Note Agreement, dated August 25, 2015, between the Registrant and Jerry Katell, Katell Productions, LLC and Katell Properties, LLC	10-Q	10.2	11-13-15

10.10	Agreement (TAG Touch) dated February 15, 2014 between DSG TAG Systems Inc. and DSG Canadian Manufacturing Corp.	8-K	10.1	05-06-15

10.11	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A.Bosa & Co (Kootenay) Ltd.	10-K	10.11	05-02-16

10.12	Lease agreement (Modified), dated January 21, 2016 and February 1, 2016 between DSG TAG Systems Inc. and Benchmark Group	10-K	10.12	05-02-16

10.13	Loan agreement, dated February 11, 2016 between DSG TAG Systems Inc. and Jeremy Yaseniuk	10-K	10.13	05-02-16

10.14	Loan agreement, dated March 31, 2016 between DSG TAG Systems Inc. and E. Gary Risler	10-K	10.14	05-02-16

10.15	Letter from Westergaard Holdings Ltd., dated April 29, 2016	10-K	10.15	05-20-16

10.16	Lease Modification dated July 26, 2016 between DSG TAG Systems Inc. and Benchmark Estate (2009) (Benchmark Group)				X

10.17	Loan agreement, dated August 5, 2016 between DSG TAG Systems Inc. and E. Gary Risler				X

21.1	List of Subsidiaries	10-K	21.1	05-02-16

Exhibit		Filed		Filing
Number	Exhibit Description	Form	Exhibit	Date	Herewith

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101*	Interactive Data File

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 26, 2016	DSG Global Inc.
(Registrant)

	By:	/s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

