Form 10-Q
period 2016-09-30
DSG Global Inc.
filed 2016-12-16
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

[ ]	Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________.

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

As December 1, 2016, the issuer had 30,291,187 shares of common stock issued and outstanding.

DSG GLOBAL, INC.
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited consolidated interim financial statements of DSG Global Inc. as at September 30, 2016, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

DSG GLOBAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$-	$-
Trade receivables, net	81,675	73,212
Inventories	98,453	306,648
Funds held in trust	-	3,414
Prepaid expenses and deposits	67,571	155,932
Other current assets	-	26,902
Receivable from related party	16,663	91,727
TOTAL CURRENT ASSETS	264,362	657,835

NON-CURRENT ASSETS
Intangible assets, net	16,876	16,984
Fixed assets, net	5,901	6,971
Equipment on lease, net	79,235	105,526
TOTAL NON-CURRENT ASSETS	102,012	129,481

TOTAL ASSETS	$366,374	$787,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$34,501	$25,269
Trade and other payables	2,004,247	1,428,509
Deferred revenue	161,486	99,739
Warranty reserve	114,355	108,381
Convertible note payable to related party	332,871	310,000
Loans payable	873,330	546,137
Convertible loans payable	1,338,574	1,139,543
TOTAL CURRENT LIABILITIES	4,859,364	3,657,579

MEZZANINE EQUITY
Redeemable Noncontrolling Interest - Preferred Shares	$5,286,731	$5,286,731

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 125,000,000 shares authorized and 30,291,187 outstanding at September 30, 2016 and December 31, 2015.	30,291	30,291
Additional paid in capital	15,849,683	15,873,724
Other accumulated comprehensive income	1,170,909	1,306,959
Accumulated deficit	(25,955,168)	(24,707,197)
Total sharesholders’ deficit attributable to DSG Global	(8,904,285)	(7,496,223)
Noncontrolling interest	(875,436)	(660,771)
TOTAL STOCKHOLDERS’ DEFICIT	(9,779,721)	(8,156,994)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$366,374	$787,316

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$243,469	$438,445	$980,714	$1,697,660
Cost of revenue	191,386	235,298	426,453	964,342
Gross profit	52,083	203,147	554,261	733,318

Operating Expenses
Compensation expense	186,453	254,947	569,512	581,264
Research and development expense	18,088	6,835	54,436	41,684
General and administration expense	275,106	327,224	795,171	1,073,377
Warranty expense	49,390	42,663	161,762	148,000
Bad debt	2	1,160	4,285	10,021
Depreciation and amortization expense	11,755	6,924	39,692	25,377
Total operating expense	540,794	639,754	1,624,858	1,879,723
Loss from operations	(488,711)	(436,607)	(1,070,597)	(1,146,405)

Other Income (Expense)
Foreign currency exchange	(23,816)	(27,174)	27,386	(62,556)
Other (expenses) Income	(8,407)	(10,300)	(9,950)	(17,430)
Finance costs	(153,003)	(47,804)	(433,516)	(189,512)
Total Other Expense	(185,226)	(85,278)	(416,080)	(269,498)

Loss from continuing operations before income taxes	(673,937)	(521,885)	(1,486,677)	(1,415,903)

Provision for income taxes	-	-	-	-

Net loss	(673,937)	(521,885)	(1,486,677)	(1,415,903)

Less attributed to noncontolling interest	108,559	82,886	238,706	229,857

Net loss attributable to DSG Global	$(565,378)	$(438,999)	$(1,247,971)	$(1,186,046)

Net loss per share

Basic and Diluted:
Basic	$(0.019)	$(0.015)	$(0.041)	$(0.050)
Diluted	$(0.019)	$(0.015)	$(0.041)	$(0.050)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	30,291,187	30,121,003	30,291,187	23,702,297
Diluted	30,291,187	30,121,003	30,291,187	23,702,297

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net loss	$(673,937)	$(521,885)	$(1,486,677)	$(1,415,903)
Other comprehensive income

Change in foreign currency translation adjustments	34,481	118,528	(134,103)	165,037
Comprehensive loss	(639,456)	(403,357)	(1,620,780)	(1,250,866)
Less: Comprehensive loss attributable to noncontrolling interest	107,670	77,674	236,759	243,525

Total comprehensive loss attributable to DSG Global	$(531,786)	$(325,684)	$(1,384,021)	$(1,007,341)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Equity Attributable to Common Shareholders
	Common Stock		Additional Paid in	Accumulated	Accumulated Comprehensive	Total Deficit Attributable to Common	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shareholders	Interest	Deficit

Balance December 31, 2015	30,291,187	$30,291	$15,873,724	$(24,707,197)	$1,306,959	$(7,496,223)	$(660,771)	$(8,156,994)

Adjustment to paid in capital for minority interest			(24,041)			(24,041)	24,041

Net loss for the nine months ended September 30, 2016				(1,247,971)	(136,050)	(1,384,021)	(238,706)	(1,622,727)

Balance September 30, 2016	30,291,187	$30,291	$15,849,683	$(25,955,168)	$1,170,909	$(8,904,285)	$(875,436)	$(9,779,721)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2016	September 30, 2015

Net loss attributable to the Company	$(1,486,677)	$(1,186,046)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,692	25,377
Inventory write-off	109,170	-
Non-cash financing costs	-	(85,127)
Notes issued for services	-	297,700

(Increase) decrease in assets:
Trade receivables, net	(4,393)	(22,100)
Inventories	145,189	(155,576)
Funds held in trust	3,573	-
Prepaid expense and deposits	63,435	255,584
Related party receivable	79,471	3,415
Other assets	34,285	13,065
Increase (decrease) in current liabilities:
Trade payables and accruals	487,653	557,872
Warranty reserve	-	-
Deferred revenue	55,794	3,007
Net cash used in operating activities	(472,808)	(292,829)

Cash flows from investing activities
Purchase of property and equipment	(6,925)	(9,152)
Return (purchase) of equipment on lease	1,214	34,120
Purchase of intangible assets	(1,002)	(4,380)
Cash acquired from merger	-	85,531
Net cash (used in) provided by investing activities	(6,713)	106,119

Cash flows from financing activities
Bank overdraft	4,003	-
Payments on notes payable	(70,128)	(123,729)
Proceeds from note payable	551,028	265,802
Related party loan payable, net	-	(164)
Net cash provided by financing activities	484,903	141,909

Net increase in cash and cash equivalents	5,382	(44,801)

Effect of exchange rate changes on cash and cash equivalents	(5,382)	(7,915)

Cash and cash equivalents at beginning of period	-	91,840

Cash and cash equivalents at the end of the period	$-	$39,123

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$4,066	$5,803

Supplemental schedule of non-cash financing activities:
Issuance of stock for financing costs	$-	$(85,127)
Noncontrollling interest change to mezzanine equity	$-	$-

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2015. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Exchange (Loss) Gain

During the three and nine months ended September 30, 2016, and 2015, the transactions of the Company and its subsidiaries were denominated in foreign currencies and were recorded in Canadian dollar (CAD), or British Pounds (GBP), at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At September 30, 2016 and December 31, 2015, there were no uninsured balances for accounts in Canada, the United States and the United Kingdom. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Trade Receivable

All trade receivables are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable trade receivables. The allowance for doubtful accounts as of September 30, 2016, and December 31, 2015 was $14,239 and $14,368, respectively.

Financing Receivables and Guarantees

The Company provides financing arrangements, including operating leases and financed service contracts for certain qualified customers. Lease receivables primarily represent sales-type and direct-financing leases. Leases typically have two- to three-year terms and are collateralized by a security interest in the underlying assets. The Company makes an allowance for uncollectible financing receivables based on a variety of factors, including the risk rating of the portfolio, macroeconomic conditions, historical experience, and other market factors. At September 30, 2016 and December 31, 2015 management determined that there was no allowance necessary. The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers. The Company could be called upon to make payment under these guarantees in the event of nonpayment to the third party.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs were $335,034 and $278,516 for the nine months ended September 30, 2016 and 2015, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of September 30, 2016 and December 31, 2015, inventory only consisted of finished goods. During the third quarter, we determined that the touch tablets we ordered from our supplier in China in 2015 were no longer suitable for installations due to technical and quality issues that we discovered over the last year at various installation sites. An estimated value of $109,170 has been written off from inventory.

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

Rental equipment
Tag	5 year useful life
Touch/Text	5 year useful life
Office furniture and equipment	5 year useful life
Computer equipment	3 year useful life

As of September 30, 2016 and December 31, 2015, fixed assets consisted of the following:

	September 30, 2016	December 31, 2015
Furniture and equipment	$21,330	$20,216
Computer equipment	28,049	24,695
Accumulated Depreciation	(43,479)	(37,940)
	$5,900	$6,971

As of September 30, 2016 and December 31, 2015, leased equipment consisted of the following:

	September 30, 2016	December 31, 2015
Tags	$134,275	$141,400
Text	27,813	26,195
Touch	41,243	20,386
Accumulated Depreciation	(124,096)	(82,455)
	$79,235	$105,526

For the three months ended September 30, 2016 and 2015, total depreciation expense was $11,755 and $6,924 for the fixed assets and leased equipment, respectively.

For the nine months ended September 30, 2016 and 2015, total depreciation expense was $39,692 and $25,377 for the fixed assets and leased equipment, respectively.

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

As of September 30, 2016 and December 31, 2015, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net loss attributable to DSG Global	$(565,378)	$(438,999)	$(1,247,971)	$(1,186,046)

Net loss per share
Basic and Diluted:
Basic	$(0.019)	$(0.015)	$(0.041)	$(0.050)
Diluted	$(0.019)	$(0.015)	$(0.041)	$(0.050)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	30,291,187	30,121,003	30,291,187	23,702,297
Diluted	30,291,187	30,121,003	30,291,187	23,702,297

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the nine months ended September 30, 2016 that we believe would have a material impact on our financial position or results of operations.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $25,955,168 as of September 30, 2016 and had a net loss of $1,486,677 for the nine months ended September 30, 2016.

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

Note 3 – TRADE RECEIVABLES, NET

As of September 30, 2016 and December 31, 2015, trade receivables consist of the following:

	September 30, 2016	December 31, 2015
Trade receivables	$95,914	$87,580
Allowance for bad debt	(14,239)	(14,368)
Total trade receivables, net	$81,675	$73,212

Note 4 – OTHER ASSETS

Other assets consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
GST/VAT Receivable	$-	$26,902
	$-	$26,902

Note 5 – INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Intangible Asset - Patent	$21,253	$20,473
Accumulated Depreciation	(4,377)	(3,489)
	$16,876	$16,984

The estimated useful life of the Patent is 20 years. Patents are amortized on a straight-line basis. For the three months ended September 30, 2016 and 2015, total depreciation expense was $296 and $283, respectively. For the nine months ended September 30, 2016 and 2015, total depreciation expense was $888 and $849, respectively.

The following table summarizes our five year estimated amortization of intangible assets as of September 30, 2016:

September 30,
2017	$1,184
2018	1,184
2019	1,184
2020	1,184
2021	1,184
2022 & Thereafter	10,956
$16,876

Note 6 – TRADE AND OTHER PAYABLES

As of September 30, 2016 and December 31, 2015, trade and other payables consist of the following:

	September 30, 2016	December 31, 2015
Accounts payable	$825,694	$742,256
Accrued expenses	28,436	35,113
Accrued interest	1,088,872	622,902
Other liabilities	61,245	28,238
Total payables	$2,004,247	$1,428,509

Note 7 – LOANS PAYABLE

Loans Payable	September 30, 2016	December 31, 2015
Unsecured, due on demand, interest 15% per annum	$190,592	$180,636

Unsecured, due on demand, interest 36% per annum	46,625	50,501

Unsecured, loan payable, interest 18% per annum	317,500	315,000

Unsecured, loan payable, fee for services payable on the original loan amount of 5% by May 6, 2016, 10% payable by June 5, 2016, or 20% payable by July 5, 2016	68,613	-

Unsecured, loan payable, interest 10% per annum, with a minimum interest amount of $25,000, due July 22, 2016.	250,000	-

Total current portion	$873,330	$546,137

Note 8 – CONVERTIBLE LOANS

Convertible Loans

	September 30, 2016	December 31, 2015
Unsecured, interest 15.2% per annum, mature from February 28, 2015 to December 31, 2015. Principal is repayable in cash or Tags units. Convertible at the average closing price of the 60 days period prior to conversion date	$938,574	$889,543

Unsecured, interest 10% per annum. Principal plus interest repayable in cash or common shares due on demand. Convertible at the average closing price of the 60 days period prior to conversion date	250,000	250,000

Unsecured, interest 2% per month. Principal plus interest repayable in cash or common shares. Due 45 days from August 5, 2016 or upon filing of registration statement, convertible at $0.27 per share	150,000	-

Total	$1,338,574	$1,139,543

Current portion	1,338,5746	1,139,543

Long term portion	$-	$-

Convertible Loans to Related Party

Unsecured, 8% annual rate for one month; if not paid by July 16, 2016, 4% per month thereafter; convertible at $0.08 per share	22,871	-

Unsecured, interest 5% per annum, matures March 30, 2016, and is convertible at $1.25/per share	$310,000	$310,000

Total current portion	$332,871	$310,000

Note 9 – MEZZANINE EQUITY

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of September 30, 2016 and December 31, 2015. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014. The Series A Shares have no general voting rights and carry a 5% per annum interest rate. Series A Shares that are converted to common shares are entitled to the same voting rights as other common shareholders. At any time on or after the issuance date any holder of Series A Shares may convert to common stock based on predetermined conversion price of $1.25 per share. The preferred shares are recorded in the consolidated financial statements as Mezzanine Equity. The Series A Shares are subject to a redemption obligation pursuant to which the Company must redeem at a price of $1.25 per share the following amounts on the following dates if it is successful in raising financing capital of $2,500,000 as of August 1, 2016, $2,500,000 as of September 1, 2016 and $5,000,000 as of October 1, 2016; 900,000 Series A Shares ($1,250,000) by May 1, 2016, an additional 900,000 Series A Shares ($1,250,000) by June 1, 2016, and the remaining 2,429,384 Series A Shares ($3,136,730) by July 1, 2016. As of December 31, 2015, 80,000 preferred shares were purchased by an unrelated third-party and exchanged for 80,000 shares of common stock of DSG Global, Inc.

Note 10 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 125,000,000 shares of common stock authorized, each having a par value of $0.001, as of September 30, 2016 and December 31, 2015. According to the Share Exchange Agreement dated April 13, 2015, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding common shares of DSG TAG in exchange for the issuance to the subscribing shareholders of up to 20,000,000 shares of our common stock on the basis of 1 common share of DSG Global, Inc. for 5.4935 common shares of DSG TAG. The Company also issued an additional 179,823 common shares to a director of DSG TAG to meet debt agreement obligations. There were 30,291,187 shares of common stock of the Company issued and outstanding as of September 30, 2016 and December 31, 2015. Each share of common stock is entitled to one (1) vote.

Noncontrolling Interest

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of September 30, 2016 and December 31, 2015. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014. The Series A Shares were not exchanged for securities of DSG Global, Inc. as part of the Share Exchange Agreement. Noncontrolling interest as of September 30, 2016 and December 31, 2015 was $875,436 or 16.18% or $660,771 or 16.18%, respectively.

Note 11 – STOCK OPTIONS AND WARRANTS

Stock Compensation to employees and officers

On March 1, 2013, the Company extended warrants issued in 2008 to five employees and officers that were to expire on March 31, 2013 to December 31, 2016. The Company issued warrants to these individuals to purchase an aggregate of 7,006,098 shares of common stock. The warrants had an exercise price of $0.23 per share. The fair value of the warrants at the time they were extended was estimated at $769,760 using a Black-Scholes model with the following assumptions: expected volatility of 17%, risk free interest of 0.38%, expected life of 3 years and no dividends. The fair value of the warrants were recorded as equity and compensation expense. On January 18, 2015, DSG TAG cancelled 5,913,898 of the warrants. The remaining 1,092,200 of the warrants have not yet been exercised and are currently outstanding as of September 30, 2016. These warrants are exercisable into shares of common stock of DSG Global, Inc. at the rate of 1 share of DSG Global for each 5.4935 shares of DSG TAG.

Note 12 – RELATED PARTY TRANSACTIONS

On March 31, 2015 the Company entered into an agreement with a marketing firm that is owned by one of the directors of the Company. The terms included cash payment of $17,500 and a note in the amount of $310,000, with 5% interest per annum, convertible at the election of the holder into 248,000 shares of Common Stock of DSG Global, Inc. at a price of $1.25 per share, maturing on March 30, 2016. As of September 30, 2016, it was estimated that approximately 90% of the marketing services related to the agreement have been provided in the amount of $280,000 and the remaining $30,000 is recorded as a prepaid deposit. As of September 30, 2016, the Director of the Company has filed a notice of default on March 31, 2016 in regards to the related party convertible note on the financial statements of DSG TAG. The note was issued in lieu of marketing services, the note maturity date is March 31, 2016. DSG TAG is currently in arbitration in regards to this matter. (See Note 16).

On June 16, 2016, a convertible loan was received from a related party in the amount of $22,871. Interest is 8% annual rate for one month and 4% monthly rate thereafter if not paid by July 16, 2016. The note is convertible at $0.08 per share. (See Note 8).

Amount due from a related party at September 30, 2016 and December 31, 2015 was $16,663 and $91,727, respectively. The amounts consist of advances to a director and officer of the Company. These amounts are unsecured, non-interest bearing and due on demand.

Note 13 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the nine months ended September 30, 2016 and 2015.

Income Tax Expense	Three month ended		Nine month ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

The following are the components of income before income tax reflected in the Statement of Operations for the nine months ended September 30, 2016 and 2015:

Component of Loss Before Income Tax and Noncontrolling Interest

	Three month ended		Nine month ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Loss before income tax and noncontrolling Interest	$(673,937)	$(521,885)	$(1,486,677)	$(1,415,903)

Income Tax	$-	$-	$-	$-

Effective tax rate	0%	0%	0%	0%

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

As of September 30, 2016, the Company had net operating losses, or NOLs, of approximately $26.0 million to offset future taxable income in Canada and the United Kingdom. The deferred tax assets at September 30, 2016 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 14 – GEOGRAPHIC SEGMENT INFORMATION

As a result of the reverse merger on May 6, 2015, the Company operates in three regions: Canada, United Kingdom and the United States of America. All inter-company transactions are eliminated in consolidation. Prior to the merger, the Company operated in two regions.

For the three and nine months ended September 30, 2016 and 2015, geographic segment information is as follows:

For the Three Months Ended September 30, 2016

	Canada	United Kingdom	United States	Elimination	Consolidated

Revenue	$204,192	$40,542	$-	$(1,265)	$243,469
Cost of Revenue	159,228	33,423	-	(1,265)	191,386
Total Expenses	471,017	66,812	2,965	-	540,794
Other Income (Expenses)	(186,801)	1,490	87	-	(185,224)
Noncontrolling Interest	108,559	-	-	-	108,559
Net loss attributable to DSG Global	(504,295)	(58,203)	(2,878)	-	(565,376)
Assets	551,883	28,707	58,561	(272,777)	366,374
Liabilities	4,802,372	316,011	13,758	(272,777)	4,859,364

For the Three Months Ended September 30, 2015

	Canada	United Kingdom	Elimination	Consolidated

Revenue	$380,510	$53,396	$4,539	$438,445
Cost of Revenue	201,020	29,739	4,539	235,298
Total Expenses	600,878	38,877	-	639,754
Other Income (Expenses)	(86,544)	1,266	-	(85,278)
Non-controlling Interest	82,886	-	-	82,886
Net loss attributable to DSG Global	(425,045)	(13,954)	-	(438,999)
Assets	1,060,633	82,083	(78,839)	1,063,877
Liabilities	3,086,898	116,729	(78,839)	3,124,788

For the Nine Months Ended September 30, 2016

	Canada	United Kingdom	United States	Elimination	Consolidated

Revenue	$780,268	$208,592	$-	$(8,146)	$980,714
Cost of Revenue	339,337	95,262	-	(8,146)	426,453
Total Expenses	1,347,620	267,856	9,382	-	1,624,858
Other Income (Expenses)	(394,119)	(20,225)	(1,736)	-	(416,080)
Noncontrolling Interest	238,706	-	-	-	238,706
Net loss attributable to DSG Global	(1,062,102)	(174,751)	(11,118)	-	(1,247,971)
Assets	551,883	28,707	58,561	(272,777)	366,374
Liabilities	4,802,372	316,011	13,758	(272,777)	4,859,364

For the Nine Months Ended September 30, 2015

	Canada	United Kingdom	Elimination	Consolidated

Revenue	$1,407,687	$524,035	$(234,062)	$1,697,660
Cost of Revenue	861,984	336,420	(234,062)	964,342
Total Expenses	1,699,205	180,519	-	1,879,723
Other Income (Expenses)	(252,886)	(16,612)	-	(269,498)
Non-controlling Interest	229,857	-	-	229,857
Net loss attributable to DSG Global	(1,176,530)	(9,516)	-	(1,186,046)
Assets	1,060,633	82,083	(78,839)	1,063,877
Liabilities	3,086,898	116,729	(78,839)	3,124,788

Note 15 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases offices in Canada under a renewable operating lease which will expire on January 31, 2017, following which the term of the lease is month to month, with 30 days’ notice to terminate. The lease term was extended by an additional nine months subject to leasing our current space or another office in the building. The annual rent for the premises in Canada is approximately $66,000. For the nine months ended September 30, 2016 and 2015, the aggregate rental expense was $52,695 and $62,110, respectively. Rent expense included other amounts paid in Canada and the United Kingdom for warehouse storage and offices on a month-to-month or as-needed basis.

The Company signed an operating lease agreement through National Leasing for a photocopier. The lease terms are for 60 months commencing on May 22, 2015 and ending April 22, 2020 with a monthly lease payment of approximately $183.

The following table summarizes our future minimum payments under these arrangements as of September 30, 2016:

September 30:
2017	$34,132
2018	2,200
2019	2,200
2020	1,281
$39,813

Product Warranties

The Company’s product warranty costs are part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for a period of one year. As of December 31, 2015 the Company has set up a reserve for future warranty costs, at September 30, 2016 the recorded reserve was $115,305. The Company’s past experience with warranty related costs was used as a basis for the reserve. Prior to December 31, 2015 the Company expensed warranty costs as incurred. The warranty expense incurred was $161,762 and $148,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

On June 4, 2015, a shareholder of the Company’s subsidiary filed a lawsuit to recover a loan of CAD$100,000 which was made on October 16, 2012 and was due on July 16, 2013 with accrued interest. A response to the claim was submitted on June 29, 2015. On August 13, 2015 a settlement was reached between both parties to pay the loan amount remaining plus interest, for a total of $119,700. In addition, the shareholder’s outstanding shares of DSG TAG were converted into 18,422 shares of common stock of DSG Global, Inc. on October 22, 2015. On February 16, 2016, a new agreement was reached after a breach of the settlement agreement dated August 13, 2015. DSG TAG defaulted on the settlement agreement and both parties agreed to new terms. DSG TAG Systems agreed to pay the plaintiff $86,780 CDN in monthly installations of $5,423.75 CDN over a period of sixteen consecutive months, the first payment commencing April 20, 2016. DSG TAG failed to make further payments after 2 scheduled payments in May and June 2016. On September 27, the shareholder filed a Subpoena to Debtor at the Supreme Court of British Columbia for a hearing on October 17, 2016. The Company has accrued liabilities related to this matter in the financial statements.

A Director of the Company, representing their company Adore Creative Agency Inc. (Adore) has filed a notice of default in regards to the related party convertible note on the financial statements of DSG TAG. The note was issued in lieu of marketing services, the note maturity date is March 31, 2016. Adore and DSG TAG are currently in arbitration in regards to this matter.

On September 7, 2016, Chetu Inc. has filed a Complaint for Damage in Florida to recover unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a dispute that DSG TAG did not think that vendor had delivered the service according to the agreement between the two parties.

Note 17 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through December 15, 2016, for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

On October 17, 2016 the Supreme Court of British Columbia made an order in relating to the above discussed lawsuit from a shareholder to recover a loan of CAD$100,000. DSG TAG was ordered to repay the remaining loan plus costs in the amount of $77,589 to the shareholder in 14 monthly payments of $5,500 each plus $589 at the 15th month, starting February 15, 2017.

On November 7, 2016, we entered into a securities purchase agreement with Coastal Investment Partners. Pursuant to the agreement, Coastal Investment provided us with cash proceeds of $125,000 on November 10, 2016. In exchange, we issued a secured convertible promissory note in the principal amount of $138,888.89 (the “$138,888.89 Note”), inclusive of an 8% original issue discount, which bears interest at 8% per annum to the holder. The $138,888.89 Note matures six months from issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $0. 12 or the closing price of our common stock on the conversion date. In addition, under the same terms, the company also issued a secured convertible note of $50,000 in consideration of cash proceeds of $10,000 and another secured convertible note of $75,000 in consideration of cash proceeds of $10,000.

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

In order to successfully deliver products, increase sales, and maintain customer satisfaction, we need to have a reliable supplier of our hardware units and components at competitive prices. Presently, we source our TOUCH units from one supplier in China and our TAG units from one supplier in the United Kingdom. We have recently established a new relationship with a supplier for our TOUCH units in China to provide us with higher quality, newer technology at competitive pricing. We are also exploring the opportunity of a partnership with a US manufacturer.

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

●	Hardware purchases. Our equipment purchases consist primarily of TAG system control units, TEXT display, and TOUCH display tablets. The TAG system control unit is sold as a stand-alone unit or in conjunction with our TEXT alphanumeric display or TOUCH high definition “touch activated” display. Hardware purchases also include costs of components used during installations, such as cables, mounting solutions, and other miscellaneous equipment.

●	Wireless data fees. Our wireless data fees consist primarily of the data fees charged by outside providers of GPS tracking used in all of our TAG system control units.

●	Mapping. Our mapping costs consist of aerial mapping, course map, geofencing, and 3D flyovers for golf courses. This cost is incurred at the time of hardware installation.

●	Installation. Our installation costs consist primarily of costs incurred by our employed service technicians for the cost of travel, meals, and miscellaneous components required during installations. In addition, these costs also include fees paid to external contractors for installations on a project by project basis.

●	Freight expenses and Inventory adjustments. Our freight expenses consist primarily of costs to ship hardware to courses for installations. Our inventory adjustments include inventory write offs, write downs, and other adjustments to the cost of inventory.

●	Operating Expenses & Other Income (Expenses) We classify our operating expenses and other income (expenses) into six categories: compensation, research and development, general and administrative, warranty, foreign currency exchange, and finance costs. Our operating expenses consist primarily of sales and marketing, salaries and wages, consulting fees, professional fees, trade shows, software development, and allocated costs. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses. Our other income (expenses) primarily consists of financing costs and foreign exchange gains or losses.

●	Compensation expense. Our compensation expenses consist primarily of personnel costs, such as employee salaries, payroll expenses, and employee benefits. This includes salaries for management, administration, engineering, sales and marketing, and service support technicians. Salaries and wages directly related to projects or research and development are expensed as incurred to their operating expense category.

●	Research and development. Our research and development expenses consist primarily of personnel costs and professional services associated with the ongoing development and maintenance of our technology.

●	Research and development expenses include payroll, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached. Research and development is expensed and is included in operating expenses.

●	General and administrative. Our general and administrative expenses consist primarily of sales and marketing, commissions, travel, trade shows, consultant fees, insurance, and compliance and other administrative functions, as well as accounting and legal professional services fees, allocated costs and other corporate expenses. Sales and marketing includes brand marketing, marketing materials, and media management.

●	Warranty expense. Our warranty expenses consist primarily of associated material product costs, labor costs for technical support staff, and other associated overhead. Warranty costs are expensed as they are incurred.

●	Foreign currency exchange. Our foreign currency exchange consists primarily of foreign exchange fluctuations recorded in Canadian dollar (CAD), British Pounds (GBP), or Euro (EUR) at the rates of exchange in effect when the transaction occurred.

●	Finance costs. Our finance costs consist primarily of investor interest expense, investor commission fees, and other financing charges for obtaining debt financing.

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

Results of Operations

We had a net loss of $673,937 for the three month period ended September 30, 2016, which was $152,052 more than the net loss of $521,885 for the three month period ended September 30, 2015.

We had a net loss of $1,486,677 for the nine month period ended September 30, 2016, which was $70,774 more than the net loss of $1,415,903 for the nine month period ended September 30, 2015.

The following table summarizes key items of comparison and their related increase (decrease) for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months ended	Three Months ended	Increase (Decrease)	nine months ended	nine months ended	Increase (Decrease)
	30-Sep-16	30-Sep-15	2016 from 2015	30-Sep-16	30-Sep-15	2016 from 2015
	($)	($)	(%)	($)	($)	(%)
Revenues	$243,469	$438,445	-44.5%	$980,714	$1,697,660	-42.2%
Cost of revenue	191,386	235,298	-18.7%	426,453	964,342	-55.8%
Gross profit	52,083	203,147	-74.4%	554,261	733,318	-24.4%

Operating Expenses:
Compensation expense	186,453	254,947	-26.9%	569,512	581,264	-2.0%
Research and development expense	18,088	6,835	164.6%	54,436	41,684	30.6%
General and administrative expense	275,106	327,224	-15.9%	795,171	1,073,377	-25.9%
Warranty expense	49,390	42,663	15.8%	161,762	148,000	9.3%
Bad Debt	2	1,160	-99.8%	4,285	10,021	-57.2%
Depreciation and amortization expense	11,755	6,924	69.8%	39,692	25,377	56.4%
Total Operating Expenses	540,794	639,753	-15.5%	1,624,858	1,879,723	-13.6%
Loss from operations	(488,711)	(436,606)	11.9%	(1,070,597)	(1,146,405)	-6.6%
	.
Other Income (Expense):
Foreign currency exchange	(23,816)	(27,174)	-12.4%	27,386	(62,556)	-143.8%
Other (expenses) income	(8,407)	(10,300)	-18.4%	(9,950)	(17,430)	-42.9%
Finance costs	(153,003)	(47,804)	220.1%	(433,516)	(189,512)	128.8%
Total Other Expense	(185,226)	(85,278)	117.2%	(416,080)	(269,498)	54.4%

Provision for income taxes expense (benefit)	-	-	-	-	-	-
Net loss	(673,937)	(521,884)	29.1%	(1,486,677)	(1,415,903)	5.0%
Net loss attributable to noncontrolling interest	108,559	82,886	31.0%	238,706	229,857	3.8%
Net loss attributable to DSG Global	$(565,378)	$(438,998)	28.8%	$(1,247,971)	$(1,186,046)	5.2%

Net loss per share (basic and diluted)	(0.019)	(0.015)	24.0%	(0.041)	(0.050)	-17.8%

Comparison of the three and nine months ended September 30, 2016 and 2015:

Revenue

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change

Revenue	$243,469	$438,445	(44.5)%	$980,714	$1,697,660	(42.2)%

Revenue decreased by $194,976, or 44.5%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased by $716,946, or 42.2% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decreases was primarily due to lower sales in 2016 and continued design and redevelopment of our product line.

Due to the redevelopment of our product line, it has created lower sales overall than anticipated. We have been forced to move to a 3G/4G GPS cellular device, require redevelopment of our advertising, and also software development delays in integrating the tournament software onto the TOUCH screen, all of which that has caused delays in sales. Our company along with the new sales team is aggressively building its pipeline for the next year.

Cost of Revenue

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change

Cost of revenue	$191,386	$235,298	(18.7)%	$426,453	$964,342	(55.8)%

Cost of revenue decreased by $43,912, or 18.7%, for the three months ended September 30, 2016 as compared to the three months September 30, 2015 and decreased by $537,889 or 55.8% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The table below outlines the differences in detail:

	For the Three Months Ended				For the Nine Months Ended
	Sept 30, 2016	Sept 30, 2015	Difference	% Difference	Sept 30, 2016	Sept 30, 2015	Difference	% Difference
Cost of Goods	$21,399	$95,810	$(74,411)	(77.7)%	$70,379	$540,567	$(470,188)	(87.0)%
Labour	-	17,409	(17,409)	(100)%	-	46,048	(46,048)	(100.0)%
Mapping & Freight Costs	5,329	5,497	(168)	(3.1)%	15,682	46,578	(30,896)	(66.3)%
Wireless Fees	81,474	117,904	(36,430)	(30.9)%	231,224	316,773	(85,549)	(27 .0)%
Inventory Write-off/Adjustments	83,184	(1,321)	84,505	(6397.0)%	109,170	14,376	94,794	659.4%
	$191,386	$235,299	$(43,912)	(18.7)%	$426,455	$964,342	$537,887	(55.8)%

For the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, the decrease was primarily due to lower level of equipment sales. As a result, cost of goods decreased by $74,411 for the three months ended September 30, 2016 in comparison to the three months ended September 30, 2015. Installation costs, such as direct labor decreased by $17,409, mapping and freight costs decreased by $168, and wireless fees decreased by $36,430. During the third quarter, we determined that the touch tablets we ordered from our supplier in China in 2015 were no longer suitable for installations due to technical and quality issues that we discovered over the last year at various installation sites. An estimated value of $85,185 has been written off for the touch tablets.

For the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, the overall decrease of 55.8% was due to the decrease in hardware leases and sales. Lower costs of revenue as mentioned above was also due to a contract lease renewal that had no hardware costs associated. Lower sales also resulted in lower installation costs, freight charges, mapping, and direct labor costs in the nine months ended in September 30, 2016 in comparison to the nine months ended September 30, 2015. Installation costs, such as direct labor decreased by $46,048, cost of goods decreased by $470,188, mapping and freight costs decreased by $30,896. Wireless fees also decreased by $85,549 which was due to new lower negotiated wireless fee rates. An estimated value of $109,170 has been written off for the touch tablets.

Compensation Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change

Compensation Expense	$186,453	$254,947	(26.9)%	$569,512	$581,264	(2.0)%

Compensation expense decreased by $68,494, or 26.9%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased by $11,752, or 2.0% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease was primarily due to our continued efforts to reduce costs.

Research and Development

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change

Research and development expense	$18,088	$6,835	164.6%	$54,436	$41,684	30.6%

Research and development expense increased by $11,253, or 164.6% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and increased by $12,752, or 30.6% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. As indicated, we expect research and development expenses to increase as we enter new markets like commercial fleet management, agriculture, and advertising. This increase in costs will be required to develop the new 3G/4G GPS cellular device.

General and Administration Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change

General & administration expense	$275,106	$327,224	(15.9)%	$795,171	$1,073,377	(25.9)%

General & administration expense decreased by $52,118, or 15.9% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and decreased 278,206, or 25.9% for the nine months ended September 30, 2016 compared to the three months ended September 30, 2015. The table below outlines the differences in detail:

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2016	September 30, 2015	Difference	% Difference	September 30, 2016	September 30, 2015	Difference	% Difference
Accounting & Legal	$16,785	$53,215	$(36,430)	(68.5)%	$48,603	$165,560	$(116,957)	(70.6)%
Marketing & Advertising	164,843	74,568	90,275	121.1%	335,034	353,085	(18,051)	(5.1)%
Subcontractor & Commissions	5,319	54,504	(49,185)	(90.2)%	49,832	163,257	(113,425)	(69.5)%
Interest Expense	4,005	4,595	(590)	(12.8)%	18,274	22,136	(3,862)	(17.4)%
Hardware Design	434	668	(234)	(35.0)%	13,590	2,480	11,110	448.0%
Office Expense, Rent, Software, Bank & Credit Card Charges, Telephone, Travel, & Meals	83,720	139,674	(55,954)	(40.1)%	329,838	366,859	(37,021)	(10.1)%
	$275,106	$327,224	$(52,118)	(15.9)%	$795,171	$1,073,377	$(278,206)	(25.9)%

For the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, the decrease of $36,430 in accounting and legal fees was due to the costs associated with the merger in May 6, 2015. In the three months ended September 30, 2016, the costs primarily consisted of regular fees associated with the filing requirements. Marketing and advertising increased by $90,274, this was a result of more aggressive marketing efforts. Subcontractors and commissions decreased by $49,185, this was due to the hiring of more employees instead of contract workers. Office expense, rent, software, bank & credit card charges, telephone, and travel and meals combined has decreased by $55,953 or 40%, reflecting increased efforts to minimize costs.

For the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, the decrease of $116,957 in accounting and legal fees was overall due to the higher costs associated with the merger in May 2015, as well the decrease was also due to efforts in decreasing legal costs for public filing requirements. There was a decrease of $113,425 in subcontractor and commissions due to the hiring of more employees instead of contract workers and lower sales resulting in less commissions being paid. There was an increase of $11,111 in hardware design for the development of the new hardware prototype for tradeshows. Overall, there was a decrease of $278,205 or 26% in office and computer expense, rent, operations software, bank and interest charges, travel, and meals for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, reflecting our efforts of saving costs.

Warranty Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change

Warranty Expense	$49,390	$42,663	15.8%	$161,762	$148,000	9.3%

Warranty expense increased by $6,727, or 15.8% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and increased by $13,762, or 9.3% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase in warranty expense was mostly due to the additional repairs required because of the technical issues with our touch tablets that we ordered in 2015 from a supplier in China. As of September 30, 2016, our balance sheet included a reserve of $114,355 for future warranty costs. No reserve was used in prior periods, and warranty costs were expensed as incurred.

Foreign Currency Exchange

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change

Foreign currency exchange	$(23,816)	$(27,174)	(12.4)%	$27,386	$(62,556)	143.8%

For the three months ended September 30, 2016, we recognized a $23,816 loss in foreign currency transaction as compared to $27,174 in foreign currency transaction loss for the three months ended September 30, 2015. For the nine months ended September 30, 2016, we recognized a $27,386 gain in foreign currency transactions as compared to $62,556 in foreign exchange losses for the nine months ended September 30, 2015. The decrease and increase was primarily due to the gains or losses arising from exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

Finance Costs

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change

Finance costs	$153,003	$47,804	220.1%	$433,516	$189,512	128.8%

Finance costs increased by $105,199 or 220.1%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and increased $244,004, or 128.8% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase overall was primarily due to accrued interest expensed from additional loans and note convertible loans obtained after the nine months ended September 30, 2015.

Net Loss Attributable to DSG Global

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change

Net loss attributable to DSG Global	$565,378	$438,999	(28.8)%	$1,247,971	$1,186,046	5.2%

As a result of the above factors, net loss after noncontrolling interest attributable to DSG Global increased by $126,379, or 28.8% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and increased $61,925, or 5.2% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The overall increase was primarily due to increased finance costs despite of efforts to lower operating costs in general and administrative expenses.

In addition, for the months ended September 30, 2016, Total Other Expenses represented 27.5% of the net loss, and for the nine months ended September 30, 2016, Total Other Expenses represented 28.0% of the net loss. These expenses include foreign exchange differences and fluctuations, and accrued interest on loans payable and other convertible notes.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through September 30, 2016, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At September 30, 2016, we had $2,544,775 in outstanding indebtedness, which all matures within the next twelve months.

We had cash in the amount of $0 as of September 30, 2016, as compared to $39,123 as of September 30, 2015. We had a working capital deficit of $ 4,595,002 as of September 30, 2016 compared to working capital deficit of $ 2,267,226 as of September 30, 2015.

Liquidity and Financial Condition

Our financial position as of September 30, 2016 and 2015, and the changes for the periods then ended are as follows:

Working Capital

	At September 30, 2016	At December 31, 2015
Current Assets	$264,362	$657,835
Current Liabilities	$4,859,364	$3,657,579
Working Capital	$(4,595,002)	$(2,999,744)

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	September 30
	2016	2015

Net cash (used in) provided by operating activities	$(472,808)	$(292,829)
Net cash (used in) provided by investing activities	(6,713)	106,119
Net cash provided by financing activities	484,903	141,909
Net (decrease) increase in cash	5,382	(44,801)
Cash at beginning of period	0.00	91,840
Cash at end of period	$0.00	$39,123

Net Cash (Used in) Provided by Operating Activities. During the nine months ended September 30, 2016, cash used in operations totaled $472,808. This reflects the net loss of $1,486,677 less $1,013,869 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by a decrease in prepaid expense and deposits of $63,435, a decrease in related party receivable of $79,471, a decrease of $254,359 in inventories, an increase in trade payables of $487,653, and an increase in deferred revenue of $55,794.

During the nine months ended September 30, 2015, cash used in operations totaled $292,829. This reflects a net loss of $1,186,046 less $893,217 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by $297,700 for non-cash financing costs for notes issued for services, a decrease of prepaid expense and deposits of $255,584, an increase of inventory of $155,576, and an increase in trade payables of $557,872.

Net Cash (Used in) Provided by Investing Activities. Investing activities reduced cash by $6,713 in the nine months ended September 30, 2016, and increased cash by $106,119 for the nine months ended September 30, 2015, of which $85,531 was acquired as part of our reverse acquisition transaction.

Net Cash Provided by Financing Activities. Net cash from financing activities during the nine months ended September 30, 2016 totaled $484,903, mostly from various note and loan facilities entered during the period. Net cash provided by financing activities during the nine months ended September 30, 2015 was $141,909, from various note and loan facilities entered during the period.

Outstanding Indebtedness

Our current indebtedness as of September 30, 2016 is comprised of the following. For loans that have expired terms, we are in talks with the lenders to extend them. The company must increase revenue or raise more equity capital to meet the payment obligations.

●	Unsecured loan payable in the amount of $190,592 bearing interest at 15% per annum and due on demand;

●	Unsecured loan payable in the amount of $317,500 bearing interest at 18% per annum;

●	Unsecured note payable in the amount of $46,625, bearing interest at 36% per annum and due on July 20, 2017;

●	Secured convertible loan payable in the amount of $938,574, bearing interest at 15.2% per annum and due on December 31, 2015;

●	Unsecured, convertible note payable to related party in the amount of $310,000, bearing interest at 5% per annum and due on March 30, 2016;

●	Unsecured, convertible note payable in the amount of $250,000, bearing interest at 10% per annum and due on demand;

●	Unsecured, loan payable in the amount of $250,000, bearing interest 10% per annum, with a minimum interest amount of $25,000, due July 22, 2016.

●	Unsecured, loan payable in the amount of $68,613, interest payable of 5% if paid by May 6, 2016, interest payable of 10% by June 6, 2016, or interest payable of 20% payable by July 5, 2016.

●	Unsecured, note convertible in the amount of $22,871, bearing interest at 8% annual rate for one month; if not paid, 4% monthly rate thereafter.

●	Unsecured loan payable in the amount of $150,000 with interest at 2% per month. Principal plus interest repayable in cash or common shares. The term is 45 days from August 5 2016;

Preferred Stock Redemption Obligations

Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a former member of our board of directors, owns 4,229,384 shares (the “Series A Shares”) of Series A Convertible Preferred Stock of DSG TAG Systems. Pursuant to a Subscription / Debt Settlement Agreement dated September 26, 2014 between DSG TAG Systems and Westergaard Holdings, as amended on April 29, 2016, DSG TAG Systems has agreed that DSG Global, Inc. will complete financings for gross proceeds of at least $10 million and use a portion of the proceeds to redeem all of the Series A Shares at a price of $1.25 per share, as follows:

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

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve month period beginning October 1, 2016 to be as follows:

Estimated Expenses for the Twelve Month Period Beginning October 1, 2016
Management compensation	$600,000
Professional fees	$120,000
General and administrative	$2,200,000
Total	$2,920,000

As noted earlier, during the nine months ended September 30, 2016, cash used in operations totaled $472,808. The relatively low level of cash used compared to our estimated working capital needs in the future was the result of accumulation of vendor payables. We need to reduce the current level of payables in the near future to keep a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $2,920,000 that we require for the next 12 months, we had $0 in cash as of December 1, 2016, and a working capital deficit of $4,595,002. Our principal sources of liquidity are cash generated from product sales. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

In order to improve our liquidity, we also plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. To help finance our day to day working capital needs, the founder and CEO of the company has made a total payment of $108,651 since late 2015. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources obligations, and execute our business plan. We have already suspended payments of management compensation to our CEO since October 2015. There can be no assurances that we will be able to raise additional capital on acceptable terms or at all, which would adversely affect our ability to achieve our business objectives.

On November 7, 2016, we entered into a securities purchase agreement with Coastal Investment Partners. Pursuant to the agreement, Coastal Investment provided us with cash proceeds of $125,000 on November 10, 2016. In exchange, we issued a secured convertible promissory note in the principal amount of $138,888.89 (the “$138,888.89 Note”), inclusive of an 8% original issue discount, which bears interest at 8% per annum to the holder. The $138,888.89 Note matures six months from issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $0. 12 or the closing price of our common stock on the conversion date.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

On October 17, 2016, the Supreme Court of British Columbia made a new order after we did not make the above-mentioned payments on schedule to the shareholder per the settlement agreement. DSG TAG was ordered to repay the remaining loan plus costs in the amount of $77,589 to the shareholder in 14 monthly payments of $5,500 each plus $589 at the 15th month starting February 15, 2017.

On September 7, 2016, a vendor has filed a Complaint for Damage in Florida (Case Number: CACE-16-016663) to recover unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a dispute that DSG TAG did not think that vendor had delivered the service according to the agreement between the two parties.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Mr. Keith Westergaard has resigned as a Director as of September 30, 2016. His letter of resignation is listed as Exhibit Number 10.17 and is attached to this filing.

On November 7, 2016, we entered into a securities purchase agreement with Coastal Investment Partners. Pursuant to the agreement, Coastal Investment provided us with cash proceeds of $125,000 on November 10, 2016. In exchange, we issued a secured convertible promissory note in the principal amount of $138,888.89 (the “$138,888.89 Note”), inclusive of an 8% original issue discount, which bears interest at 8% per annum to the holder. The $138,888.89 Note matures six months from issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $0. 12 or the closing price of our common stock on the conversion date. In addition, under the same terms, the company also issued a secured convertible note of $50,000 in consideration of cash proceeds of $10,000 and another secured convertible note of $75,000 in consideration of cash proceeds of $10,000.

Item 6. Exhibits

Exhibit		Filed		Filing
Number	Exhibit Description	Form	Exhibit	Date	Herewith

3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1	Form of the Registrant’s common stock certificate	10-Q	4.1	08-26-16

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1	Subscription Agreement / Debt Settlement, dated September 26, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.1	08-17-15

10.2	Addendum to Subscription Agreement / Debt Settlement, dated October 7, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.2	08-17-15

10.3	Second Addendum to Subscription Agreement / Debt Settlement, dated April 29, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.3	08-17-15

10.4	Third Addendum to Subscription Agreement / Debt Settlement, dated August 11, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.4	08-17-15

10.5	Letter from Westergaard Holdings Ltd., dated September 1, 2015, extending dates of redemption obligations.	8-K	10.1	09-08-15

10.6	Letter from Westergaard Holdings Ltd., dated November 10, 2015, extending dates of redemption obligations	10-Q	10.1	11-13-15

Exhibit		Filed		Filing
Number	Exhibit Description	Form	Exhibit	Date	Herewith

10.7	Letter fromWestergaard Holdings Ltd., dated December 31, 2015, extending dates of redemption obligations	8-K	10.1	03-09-16

10.8	Convertible Note of DSG TAG Systems Inc., dated March 31, 2015, payable to Adore Creative Agency, Inc.	8-K	10.5	08-14-15

10.9	Convertible Note Agreement, dated August 25, 2015, between the Registrant and Jerry Katell, Katell Productions, LLC and Katell Properties, LLC	10-Q	10.2	11-13-15

10.10	Agreement (TAG Touch) dated February 15, 2014 between DSG TAG Systems Inc. and DSG Canadian Manufacturing Corp.	8-K	10.1	05-06-15

10.11	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A.Bosa & Co (Kootenay) Ltd.	10-K	10.11	05-02-16

10.12	Lease agreement (Modified), dated January 21, 2016 and February 1, 2016 between DSG TAG Systems Inc. and Benchmark Group	10-K	10.12	05-02-16

10.13	Loan agreement, dated February 11, 2016 between DSG TAG Systems Inc. and Jeremy Yaseniuk	10-K	10.13	05-02-16

10.14	Loan agreement, dated March 31, 2016 between DSG TAG Systems Inc. and E. Gary Risler	10-K	10.14	05-02-16

10.15	Letter from Westergaard Holdings Ltd., dated April 29, 2016	10-K	10.15	05-20-16

10.16	Security purchase agreement between DSG Global Inc. and Coastal Investment Partners, dated November 7 2016	8-K	10.16	11-15-16

10.17	Letter of Resignation by Board Member Keith Westergaard				X

21.1	List of Subsidiaries	10-K	21.1	05-02-16

Exhibit		Filed		Filing
Number	Exhibit Description	Form	Exhibit	Date	Herewith

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101*	Interactive Data File

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 16, 2016	DSG Global Inc.
(Registrant)

	By:	/s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

