Form 10-K
period 2016-12-31
DSG Global Inc.
filed 2017-04-28
CIK 1413909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission file number 000-53988

DSG GLOBAL INC.

(Exact Name of Registrant as Specified in Its charter)

Nevada	26-1134956
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

214 – 5455 152nd Street, Surrey, British Columbia V3S 5A5, Canada

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of December 31, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $4,996,578 based on the closing price on that date. As of April 28, 2017, the registrant had 32,541,187 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, the last day of the fiscal year covered by this Annual Report on Form 10-K.

DSG GLOBAL INC.
FORM 10-K
TABLE OF CONTENTS

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

Also on January 19, 2015, our company’s board of directors approved a resolution to effect a reverse stock split of our authorized and issued and outstanding shares of common stock on a three (3) old for one (1) new basis. Upon effect of the reverse split, our authorized capital will decrease from 375,000,000 shares of common stock to 125,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock will decrease from 30,000,000 to 10,000,000 shares of common stock, all with a par value of $0.001.

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

The name change became effective with the Over-the-Counter Bulletin Board and OTC Markets quotation system at the opening of trading on February 23, 2015 under the symbol “BRPOD”. Effective March 19, 2015 our stock symbol changed to “DSGT”. Our new CUSIP number following the symbol change is 23340C104. The first trade of our common shares occurred on March 25, 2015.

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

DSG Global Inc. (“DSG”) is a technology development company based in Surrey, British Columbia, Canada, engaged in the design, manufacture, and marketing of fleet management solutions for the golf industry, as well as commercial, government and military applications. Its principal activities are the sale and rental of GPS tracking devices and interfaces for golf vehicles, and related support services. The company was founded by a group of individuals who have dedicated their careers to fleet management technologies and have been at the forefront of the industry’s most innovative developments. The company has developed the TAG suite of products that represents a major breakthrough as the first completely modular fleet management solution for the golf industry. The Executive Team has over 50 years’ combined experience in the design and manufacture of wireless, GPS, and fleet tracking solutions. The TAG suite of products is currently sold and installed around the world in golf facilities and commercial applications through a network of established distributors and partnerships with some of the most notable brands in fleet and equipment manufacture.

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

Features and Benefits

●	Internal battery utilizing Smart Power technology which charges the battery only when the vehicle is running (gas) or being charged (electric)

●	Pace of Play management and reporting which is a critical statistic for the golf operator

●	No software to install

●	Web based access on any computer, smartphone, or tablet

●	Set up restricted zones to protect property, vehicles, and customers

●	Real time tracking both on and off property (using Street Maps)

●	Email alerts of zone activity

●	Cart lockdown

●	Detailed usage reporting for improved maintenance, proper vehicle rotation, and staff efficiency

●	Geo fencing security features

●	Ability to enforce cart path rules which is key to protecting course on wet weather days

●	Modular system allows for hardware and feature options to fit any budget or operations

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

DSG’s entry level alphanumeric golf informations display

Features and benefits

●	Hole information display

●	Yardage displays for front, middle, back locations of the pin

●	Messaging capabilities – to individual carts or fleet broadcast

●	Zone violation warnings

●	Pace of Play notifications

●	Smart battery technology to prevent power drain

●	Versatile mounting option

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

The industry leading Touch HD – the most sophisticated display in the market.

Features and Benefits

●	Integrated Food and Beverage ordering

●	Pro Tips

●	Flyover capability

●	Daily pin placement display

●	Interactive Scorecard with email capability

●	Multiple language choices

●	No power drain with Smart Battery technology

●	Full broadcast messaging capabilities

●	Pace of Play display

●	Vivid hole graphics

●	Option of steering or roof mount

●	Generate advertising revenue and market additional services

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

Features and Benefits

●	Can be installed on any turf, utility, or service vehicle

●	Work activity tracking and management

●	Work breakdown and analysis per area, work group, activity type or specific vehicle

●	Vehicle idling alerts

●	Zone entry alerts

●	Detailed travel (cutting patterns) history

●	Detailed usage reports with mileage and hours

●	Protection for ecological areas through geo fencing

●	Vehicle lock down and ‘off property’ locating features

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

Advertising Revenue is a source of revenue that has not been taken full advantage of. We believe it has the potential to be strategic for us in the future. Currently, courses can deliver their own advertising to our TOUCH units and soon we’ll be introducing our R3 program which automates the delivery of advertising.

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

In addition, our team is dedicated to existing accounts that focus on up-selling and cross-selling additional products to our current customer base, securing renewal agreements, and providing excellent customer service. The current regions are:

●	Western Canada

●	Eastern Canada

●	Northeast USA

●	Western USA

●	Southeastern USA

●	Midwest USA

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

Competition

We compete with a number of established producers and distributors of vehicle fleet management systems. Our competitors include producers of golf specific applications, such as GPS Industries, LLC., one of the leading suppliers of golf cart fleet management systems, as well as producers of non-golf specific utility vehicle fleet management systems, such as Toro. Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we must:

●	demonstrate our products’ competitive advantages;

●	develop a comprehensive marketing system; and

●	increase our financial resources.

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

Marketing studies have identified that half of the golf course operators only need a fleet management system and only 15% need a high-end GPS golf system. This illustrates the strong competitive advantage that DSG TAG Systems has versus GPS Industries since their product can only address the needs of a relatively small fraction of the marketplace.

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

Product advantages

DSG products are the robust, reliable, and user friendly systems in the world. DSG is the only company currently providing systems that are waterproof with internal batteries to ensure our partners retain the full golf cart manufacturer’s warranty.

Operational Plan

Our Operations Department’s main functions are outlined below:

Product Supply Chain Management

●	Product procurement, lead-time management
●	Inventory Control

Customer Service

●	Training
●	Troubleshooting & Support
●	Hardware Repairs

Installations

●	Content & graphics procurement
●	System configurations
●	Shipping and Installation

Infrastructure Management

●	Communication Servers Management
●	Cellular Data Carriers
●	Service and administration tools

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

In addition, DSG will begin to offer the DSG Par 72 Service & Support Plan to guarantee service and support to client courses in the golf business, this program will be available April 2016. This new program for client courses will guarantee service and support program within 24 hours of a problem arising.

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

Material Contracts

On March 31, 2015 DSG entered into an agreement with Adore Creative Agency Inc., a corporation owned by our director Rupert Wainwright pursuant to which Adore will provide marketing services to DSG. The terms included cash payment of $17,500 and a note in the amount of $310,000, with 5% interest per annum, convertible at the election of the holder into 248,000 common shares in the capital stock of DSG Global, Inc. at a price of $1.25 per share, maturing on March 30, 2016. As of December 31, 2016, approximately 90% of the marketing services related to the agreement have been expensed for a total amount of $280,000 and the remaining $30,000 is recorded as a prepaid deposit. Marketing services to date have not been completed.

On May 19, 2015 DSG entered into a commercial collaboration agreement for tablet products for the North America market with Remo Manufacturing (‘Remo’), a Chinese company in Shanghai, China. Remo is a first-tier developer and manufacturer of wireless tablets and devices. As per the agreement Remo and DSG have partnered together to develop new product lines.

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

On January 22, 2016, DSG TAG entered into a short-term loan agreement with Jeremy Yaseniuk for CAD$337,172 or USD$250,000, payable in either currency at the exchange rate of 1.35. The maturity date of the agreement is no more than six months of the agreement or July 22, 2016. The loan amount bears an interest rate of 10% per annum which shall be payable on the on the maturity date with minimum interest of $25,000.

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

On April 7, 2016, DSG TAG has signed an additional two-month extension on the current lease at 214-5455 152nd Avenue, Surrey, BC, V3S 5A5. The term will begin on May 1, 2016 and end on July 31, 2016.

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

On July 26, 2016, DSG TAG has signed an additional six-month extension on the current lease. The term will begin on August 1, 2016 and end on January 31, 2017.

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

On December 6, 2016, a convertible loan was received from Brent Silzer in the amount of $29,791 (CAD $40,000). Interest is 8% annual rate for one month and 4% monthly rate thereafter if not paid by January 15, 2017. The note is convertible, in whole or in part, at $0.05 per share.

On December 21, 2016, we entered into a convertible note agreement for the principal amount of $74,500. The terms are payable at the date of maturity, December 21, 2017, together with interest of 12% per annum. Interest will be accrued and payable at the time of promissory note repayment. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 50% of the lowest sale price for the Common Stock on the Principal Market during the twenty five (25) consecutive Trading Days immediately preceding the Conversion Date. As of December 31, 2016, this convertible note was still outstanding to be received. In January 2017, the funds from this note were received by the Company and the liability recorded.

On January 3, 2017, we entered into an investor relations agreement with Chesapeake Group Inc., to assist in all phases of our investor relations including broker/dealer relations. The contract will commence on January 3, 2017 and end on July 2, 2017. In consideration for the agreement, we are committed to providing 1,800,000 restricted common shares within 10 days of the agreement, plus an additional 450,000 restricted common shares representing a monthly fee of $3,750. These restricted common shares are to be issued in monthly installments of 75,000 restricted common shares on the 2nd of each month beginning on February 2, 2017 and ending on July 2, 2017.

On January 18, 2017, we issued a convertible promissory note in the principal amount of $75,000. The terms are payable at the date of maturity, October 18, 2017, together with interest of 12% per annum. Interest will be accrued and payable at the time of promissory note repayment. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) 60% multiplied by the lowest Trading Price (representing a discount rate of 40%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price which means 50% multiplied by the lowest Trading Price (representing a discount rate of 50%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On March 15, 2017, we entered into a Securities Purchase Agreement, pursuant to which the Company agreed to issue 500,000 common shares of the Company at a price of $0.10 per share for aggregate consideration of $50,000.

On April 3, 2017, we issued a convertible promissory note in the principal amount of $110,000. The terms are payable at the date of maturity, October 3, 2017, together with interest of 10% per annum. Interest will be accrued and payable at the time of promissory note repayment. In connection with the issuance of this convertible promissory note, the Borrower shall issue 550,000 shares of common stock as a commitment fee provided, however, these shares must be returned if the Note is fully repaid and satisfied prior to the date which is 180 days following the issuance. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) 55% multiplied by the lowest Trading Price (representing a discount rate of 45%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Alternate Conversion Price which means 55% multiplied by the lowest Trading Price (representing a discount rate of 50%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On February 15, 2017, DSG TAG signed an additional six-month extension on the current lease. The term will begin on February 1, 2017 and end on July 31, 2017.

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

During the year ended December 31, 2016, the lease was extended and will expire on January 31, 2017. On February 15, 2017, an additional six-month extension on the lease was signed with the term beginning on February 1, 2017 and ending on July 31, 2017.

For the year ended December 31, 2016, the aggregate rental expense was CAD$92,825 (approximately USD$70,025). Rent expense included other amounts paid in Canada and the United Kingdom for warehouse storage and offices under month to month or as needed basis.

Intellectual Property

General

Our success will depend in part on our ability to protect our products and product candidates by obtaining and maintaining a strong proprietary position both in the United States and in other countries. To develop and maintain our proprietary position, we will rely on patent protection, trade secrets, know-how, continuing technological innovations and licensing opportunities. In that regard, we retain and rely on the advice of legal counsel specialized in the field of intellectual property.

Patents

DSG owns two U.S. patents

●	US Patent No. 8,836,490 for a “Vehicle Management” was issued September 16, 2014 and expires June 29, 2031.

●	US Patent No. 9,280,902 for a “Facilities Management” was issued March 8, 2016 and expires January 24, 2032.

Patent Litigation

On December 30, 2012, a corporation filed an action against DSG in the United States courts claiming patent infringement. On March 8, 2013, the parties agreed to a settlement, with the Company admitting no wrong doing, in the amount of $125,000. The settlement is to be paid over an 18-month period in equal installments of $7,500 with annual interest rate of 8%. DSG has accrued all liabilities related to this matter in the financial statements.

Domain Names

We have registered and own the domain name of our website www.dsgtag .com.

Copyright

We own the common law copyright in the contents of our website (www.dsgtag.com.) and our various promotional materials.

Trademarks

We own the common-law trademark rights in our corporate name, product names, and associated logos, including “DSG TAG”, “TAG Golf”, “ECO TAG”, “TAG Text”, “TAG Touch”, “TAG Turf”, “TAG Commercial” and “TAG Military”. We have not applied to register any trademarks with the U.S. Patent and Trademark Office.

Employees

As of April 28, 2017, we have 5 full-time employees in general and administrative, operations, engineering, research and development, business development, sales and marketing, and finance. We also engage independent contractors and consultants from time to time on an as-needed basis to supplement our core staff.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2016 and 2015 with respect to their doubt about our ability to continue as a going concern. As discussed in Note [3] to our financial statements for the years ended December 31, 2016 and 2015, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raise doubt about our ability to continue as a going concern.

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

Our GPS technology is dependent on the use of radio frequency spectrum. The assignment of spectrum is controlled by an international organization known as the International Telecommunications Union, or ITU. The Federal Communications Commission, or FCC, is responsible for the assignment of spectrum for non-government use in the United States in accordance with ITU regulations. Any ITU or FCC reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, could cause interference with the reception of GPS signals and may materially and adversely affect the utility and reliability of our products, which would, in turn, cause a material adverse effect on our operating results. In addition, emissions from mobile satellite service and other equipment operating in adjacent frequency bands or in band may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 214 - 5455 152nd Street, Surrey, BC, V3S 5A5 Canada, where we lease approximately 2,957 square feet of office space. On February 15, 2017, an additional six-month extension on the lease was signed with the term beginning on February 1, 2017 and ending on July 31, 2017.

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

A Director of the Company, representing their company Adore Creative Agency Inc. (Adore), has filed a notice of default on March 31, 2016, in regard to the related party convertible note on the financial statements of DSG TAG. The note was issued in lieu of marketing services and has a maturity date of March 31, 2016. DSG TAG has countersued Adore for failure to provide services as obligated under the terms and agreement of the convertible note, and in addition for damages as a result.

On September 7, 2016, Chetu Inc. has filed a Complaint for Damage in Florida to recover unpaid invoice amounts of $27,335 plus interest of $4,939. The invoice was not paid due to a dispute that DSG TAG did not think that vendor had delivered the service according to the agreement between the two parties.

On October 17, 2016, the Supreme Court of British Columbia made an order in relating to the above discussed lawsuit from a shareholder to recover a loan of CAD$100,000. DSG TAG was ordered to repay the remaining loan plus costs in the amount of $77,589 to the shareholder in 14 monthly payments of $5,500 each plus $589 at the 15th month, starting February 15, 2017.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

OTC Markets Group Inc. OTCQB(1)

Quarter Ended	High $	Low $

December 31, 2016	0.30	0.05
September 30, 2016	0.62	0.15
June 30, 2016	1.78	0.38
March 31, 2016	2.45	0.55
December 31, 2015	2.58	1.06
September 30, 2015	3.00	2.25
June 30, 2015	2.90	1.75
March 31, 2015	1.75	1.75
December 31, 2014	(2)	(2)

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. (2) The first trade of our common shares occurred on March 25, 2015.

Holders of Record

As of December 31, 2016, we had 75 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our revenue recognition policies are discussed in more detail under “Note 2 – Summary of Significant Accounting Policies” in the notes to our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-K.

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

Results of Operations

The following tables set forth our consolidated results of operations as a percentage of revenue for the periods presented:

	For the year ended
	December 31, 2016	December 31, 2015
Revenue	100.0%	100.0%
Cost of revenue	43.9%	59.6%
Gross profit	56.1%	40.4%
Operating Expenses
Compensation expense	83.1%	44.6%
Research and development expense	5.0%	2.1%
General and administration expense	87.3%	70.5%
Warranty expense	17.3%	17.0%
Bad debt	3.3%	(0.4)%
Depreciation and amortization expense	4.2%	2.6%
Total operating expense	200.2%	136.5%
Loss from operations	(144.1)%	(96.2)%
Other Income (Expense)
Foreign currency exchange	(4.1)%	(5.0)%
Oher (expenses) Income	(0.9)%	3.0%
Finance costs	(87.6)%	(32.4)%
Total Other Expense	(92.6)%	(34.4)%

Loss from continuing operations before income taxes	(236.7)%	(130.6)%

Provision for income taxes	-%	-
Net loss
	(236.7)%	(130.6)%
Less attributed to non-controlling interest	39.5%	21.2%
Net loss attributable to controlling interest
	(197.1)%	(109.4)%
Other comprehensive income

Foreign currency translation	(1.4)%	14.1

Comprehensive loss	(198.0)%	(93.7)%

Comparison of the Years Ended December 31, 2016 and 2015

Revenue

	For the Years Ended December 31,
	2016	2015	% Change

Revenue	$1,169,936	$1,911,935	-38.8%

Revenue decreased by $741,999, or 38.8%, for the years ended December 31, 2016 as compared to the years ended December 31, 2015. The decrease was primarily due to lower sales in 2016 and continued design and redevelopment of our product line.

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

Cost of Revenue

	For the Years Ended December 31,
	2016	2015	% Change

Cost of revenue	$513,638	$1,140,065	-54.9%

Cost of revenue decreased by $626,427, or 54.9%, for the years ended December 31, 2016 as compared to the years ended December 31, 2015. The decrease was primarily due to the decrease in hardware leases and sales. Lower costs of revenue as mentioned above was also due to a contract lease renewal that had no hardware costs associated. Lower sales also resulted in lower installation costs, freight charges, mapping, and direct labor costs in 2016 in comparison to 2015. Installation costs, such as direct labor decreased by $17,938, cost of goods decreased by $508,905, mapping and freight costs decreased by $23,731. Wireless fees also decreased by $104,335 which was due to new lower negotiated wireless fee rates. An estimated value of $116,058 has been written off for the touch tablets.

Compensation Expense

	For the Years Ended December 31,
	2016	2015	% Change

Compensation expense	$972,179	$853,507	13.9%

Compensation expense increased by $118,672, or 13.9%, for the years ended December 31, 2016 as compared to the years ended December 31, 2015. The increase was primarily due to our continued efforts to reduce costs.

Research and Development

	For the Years Ended December 31
	2016	2015	% Change

Research and development expense	$58,115	$41,070	41.5%

Research and development expense increased by $17,045, or 41.5% for the years ended December 31, 2016 as compared to the years ended December 31, 2015. As indicated, we expect research and development expenses to increase as we enter new markets like commercial fleet management, agriculture, and advertising. This increase in costs will be required to develop the new 3G/4G GPS cellular device.

General and Administration Expense

	For the Years Ended December 31,
	2016	2015	% Change

General & administration expense	$1,021,482	$1,347,547	-24.2%

General & administration expense decreased by $326,065 or 24.2% for the years ended December 31, 2016 as compared to the years ended December 31, 2015. The table below outlines the differences in detail:

	December 2016	December 2015	Difference	% Difference
Accounting & Legal, & Setup Costs for Public Company	186,791	281,055	(94,264)	-33.54%
Marketing & Advertising	221,868	354,936	(133,068)	-37.49%
Subcontractor & Commissions	79,484	228,478	(148,994)	-65.21%
Interest Expense	6,621	7,072	(451)	-6.38%
Meals & Entertainment	107,873	166,336	(58,463)	-35.15%
Shipping Expense	41,161	23,833	17,328	72.71%
Office Expense, Rent, Software, Bank & Credit Card Charges, & Telephone	377,684	285,837	91,847	32.13%
	1,021,482	1,347,547	(326,065)

Overall, there was a decrease of $94,264 in accounting & legal was overall due to the higher costs associated with the merger in May 2015, as well the decrease was also due to efforts in decreasing legal costs for public filing requirements. There was a decrease of $148,994 in subcontractor and commissions due to the hiring of more employees instead of contract workers and lower sales resulting in less commissions being paid. There was an increase of $7,293 in hardware design for the development of the new hardware prototype for tradeshows and an overall increase in shipping costs of 17,328 or 72.7% due to the increased use of rush shipping services in 2016 for urgent customer service calls. Office expense increased overall by 91,857 mostly due to an increase of $116,517 in tradeshow costs from a large tradeshow which took place in January 2016. Overall, there was a decrease of $58,463 or 35.2% in travel and meals reflecting our efforts of saving costs.

Warranty Expense

	For the Years Ended December 31,
	2016	2015	% Change

Warranty expense	$202,393	$325,820	-37.9%

Warranty expense decreased by $123,427, or 37.9% for the years ended December 31, 2016 as compared to the years ended December 31, 2015. The decrease in warranty expense from 2016 to 2015 was primarily due to the initial recording of the warranty reserve in 2015 for $117,315 (CAD $150,000) for future warranty costs, no reserve was used in prior periods, and warranty costs were expensed as incurred.

Foreign Currency Exchange

	For the Years Ended December 31,
	2016	2015	% Change

Foreign currency exchange	$47,497	$96,177	-50.6%

For the years ended December 31, 2016, we recognized $47,497 in foreign currency transaction losses as compared to $96,177 in foreign currency transaction gains for the years ended December 31, 2015. The decrease was primarily due to the gains or losses arising from exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

Finance Costs

	For the Years Ended December 31,
	2016	2015	% Change

Finance costs	$1,024,723	$619,451	65.4%

Finance costs increased by $405,272 or 65.4% for the years ended December 31, 2016 as compared to the years ended December 31, 2015. The increase was primarily due to the derivative liability recorded in the fourth quarter as well as accrued interest expensed from additional loans and note convertible loans obtained during the year ending 2016.

Net Loss

	For the Years Ended December 31,
	2016	2015	% Change

Net loss attributable to controlling interest	$2,306,249	$2,092,184	10.2%

As a result of the above factors, we have net loss after noncontrolling interest attributable to the Company’s common stockholders of approximately $2,306,249 for the year ended December 31, 2016 as compared to approximately $2,092,184 for the year ended December 31, 2015, representing an increase of approximately $214,065 or approximately 10.2%. This increase was primarily due to increased finance costs relating to the derivative expense recorded in the fourth quarter. The increase was also due to the tradeshow which took place in January 2016 which was mostly offset due to company efforts to lower operating costs in general and administration expenses.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through December 31, 2016, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At December 31, 2016, we had $2,970,965 in outstanding indebtedness, which has either already reached maturity or matures within the next twelve months.

We had cash in the amount of $nil as of December 31, 2016 as compared to $nil as of December 31, 2015. We had a working capital deficit of $5,580,774 as of December 31, 2016 compared to working capital deficit of $2,999,744 as of December 31, 2015.

Liquidity and Financial Condition

	At December 31, 2016	At December 31, 2015	Percentage Increase/(Decrease)
Current Assets	$226,687	$657,835	(65.5)%
Current Liabilities	$5,807,461	$3,657,579	58.8%
Working Capital	$(5,580,774)	$(2,999,744)	86.0%

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	December 31
	2016	2015

Net cash used in operating activities	$(620,157)	$(688,196)
Net cash provided by (used in) investing activities	18,654	161,700
Net cash provided by (used in) financing activities	599,248	446,668
Net (decrease) increase in cash	-	(91,840)
Cash at beginning of period	-	91,840
Cash at end of period	$-	$-

Net Cash Used in Operating Activities. During the year ended December 31, 2016, cash used in operations totaled $620,157. This reflects the net loss of $2,768,659 less $2,148,502 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by decreased inventory purchases of $153,495, a decrease in prepaid expense and deposits of $43,691, a decrease in related party receivable of $97,313 and an increase in trade payables and accruals of $1,250,632.

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

Net Cash Provided by (Used in) Investing Activities. Investing activities provided $18,654 of cash in the years ended December 31, 2016, of which was primarily provided by a decrease in property, plant, and equipment. Investing activities provided $161,700 of cash in the years ended December 31, 2015, of which $89,001 was acquired as part of our reverse acquisition transaction.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities during the year ended December 31, 2016 totaled $599,248 provided primarily by proceeds for loans payable of $650,099. Net cash used in financing activities during the year ended December 31, 2015 totaled $446,668 provided primarily by proceeds from loans payable and the issuance of common shares.

Outstanding Indebtedness

Our current indebtedness as of December 31, 2016 is comprised of the following:

●	Unsecured loan payable in the amount of $186,192 bearing interest at 15% per annum and due on demand;

●	Unsecured loan payable in the amount of $317,500 bearing interest at 18% per annum;

●	Unsecured note payable in the amount of $45,548, bearing interest at 36% per annum and due on July 20, 2017;

●	Unsecured loan payable in the amount of $67,029, fees for services payable on the original loan amount of 5% by May 6, 2016, 10% payable by June 5, 2016, or 20% payable by July 5, 2016

●	Unsecured loan payable in the amount of $250,000, bearing interest at 10% per annum, with a minimum interest amount of $25,000, and due on July 22, 2016.

●	Secured convertible loan payable in the amount of $916,905, bearing interest at 15.2% per annum and due on December 31, 2015;

●	Unsecured, convertible note payable to related party in the amount of $310,000, bearing interest at 5% per annum and due on March 30, 2016;

●	Unsecured, convertible note payable in the amount of $250,000, bearing interest at 10% per annum and due on February 25, 2016;

●	Unsecured, convertible note payable in the amount of $150,000, bearing interest at 2% per month. Principal plus interest repayable in cash or common shares. Due 45 days from August 5, 2016 or upon filing of registration statement, convertible at $0.27 per share;

●	Senior secured discount convertible note payable in the amount of $261,389, bearing interest at 8% per annum. Repayable in cash or common shares at the lower of (i) twelve cents ($0.12) and (ii) the closing sales price of the Common Stock on the date of conversion and due on May 7, 2017;

●

Unsecured, convertible note payable in the amount of $29,791 (CAD $40,000), bearing interest at 8% annual rate for one month; if not paid by January 15, 2017, bearing interest at 4% per month thereafter; and is convertible at $0.05 per share.

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

If we fail to satisfy the above described financing and share redemption schedule, we will be in default of the Subscription and Debt Settlement Agreement which would entitle the holder of the Preferred Shares to convert the Series A Convertible Preferred Shares into common shares in the capital of DSG Global at the price of $1.25 per share. As of the date of this report, these commitments have not been satisfied and we are currently negotiating an extension on the terms of this agreement.

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period to be as follows:

Estimated Expenses for the Twelve Month Period ending December 31, 2017
Management compensation	$500,000
Professional fees	$150,000
General and administrative	$1,900,000
Total	$2,550,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $2,550,000 that we require for the next 12 months, we had $34,647 in cash as of April 28, 2017.

Our principal sources of liquidity are our existing cash and cash generated from product sales. Our working capital at December 31, 2016 was $(5,580,774).

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

Operating Leases

We currently lease our corporate headquarters in Surrey, British Columbia, under operating lease agreements that expire through to July 31, 2017. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods.

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

We believe that the assumptions and estimates associated with revenue recognition, foreign currency and foreign currency transactions and comprehensive loss have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our consolidated financial statements.

Recently Issued and Adopted Accounting Pronouncements

For fiscal years beginning after December 15, 2016:

In April 2016, the FASB issued ASC 2016-10 “Revenue from Controls with Customers (Topic 606) – Identifying Performance Obligations and Licensing”. These amendments are intended to clarify the identifying of performance obligations and the licensing of implementation guidance, while retaining the related principles for those areas. These amendments are effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted.

In March 2016, the FASB issued ASC 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting”. These amendments are intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Early adoption is permitted. Entities have the option to apply the amendments on either a prospective basis or a modified retrospective basis.

In November 2015, the FASB issued ASC 2015-17 “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes” guidance simplifying the presentation of deferred tax liabilities and assets requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Early adoption permitted.

In August 2014, the FASB issued ASC 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” new guidance which provides details on when and how to disclose going concern uncertainties. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year and to provide certain footnote disclosures if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. Early adoption permitted.

In July 2015, the FASB issued ASC 2015-11 “Inventory (Topic 330) – Simplifying the Measurement of Inventory”. This standard requires entities that use inventory methods other than the last-in, first-out (LIFO) or retail inventory method to measure inventory at the lower of cost or net realizable value, which is defined as the estimated selling prices in the normal course of business, less reasonably predictable costs of completion, disposal, and transportation.

For fiscal years beginning after December 15, 2017:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 2016-15 “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments”. These amendments are intended to provide guidance for each of the eight issues included, to reduce the current and potential future diversity in practice. Early adoption is permitted including in an interim period.

In January 2016, the FASB issued ASC 2016-01 “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Liabilities” a new standard related primarily to accounting for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income for equity securities with readily determinable fair values. Early adoption is permitted.

For fiscal years beginning after December 15, 2018:

In February 2016, the FASB issued ASC 2016-02 “Leases (Topic 842)” a comprehensive standard related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most significantly, the new guidance requires lessees to recognize operating leases with a term of more than 12 months as lease assets and lease liabilities. The adoption will require a modified retrospective approach at the beginning of the earliest period presented. Early adoption permitted.

The Company is currently evaluating the impact of the above standards on their consolidated financial statements. Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

[INSERT AUDITOR REPORT HERE]

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

DSG GLOBAL INC., AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

45

Lichter, Yu and Associates, Inc.

Certified Public Accountants

21031 Ventura Blvd., suite 316

Woodland Hills, CA 91364

Tel (818)789-0265 Fax (818) 789-3949

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

DSG Global, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of DSG Global, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DSG Global, Inc. and Subsidiary as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit of $27,013,446 and negative working capital of $5,580,774 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lichter, Yu and Associates, Inc.

Woodland Hills, California
April 28, 2017

DSG GLOBAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$-	$-
Trade receivables, net	90,038	73,212
Inventories	80,573	306,648
Funds held in trust	-	3,414
Prepaid expenses and deposits	56,076	155,932
Other current assets	-	26,902
Receivable from related party	-	91,727
TOTAL CURRENT ASSETS	226,687	657,835

NON-CURRENT ASSETS
Intangible assets, net	16,580	16,984
Fixed assets, net	4,741	6,971
Equipment on lease, net	42,763	105,526
TOTAL NON-CURRENT ASSETS	64,084	129,481

TOTAL ASSETS	$290,771	$787,316

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$5,316	$25,269
Trade and other payables	2,568,792	1,428,509
Payable to related party	1,526	-
Deferred revenue	149,147	99,739
Warranty reserve	111,715	108,381
Convertible note payable to related party	339,791	310,000
Loans payable	866,269	546,137
Derivative liability	365,944	-
Convertible notes payable	1,398,961	1,139,543
TOTAL CURRENT LIABILITIES	5,807,461	3,657,579

Commitments and contingencies	-	-

MEZZANINE EQUITY
Redeemable Noncontrolling Interest - Preferred Shares	$5,286,731	$5,286,731

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 125,000,000 shares authorized and 30,291,187 outstanding at December 31, 2016 and December 31, 2015.	30,291	30,291
Additional paid in capital	15,982,222	15,873,724
Other accumulated comprehensive income	1,296,652	1,306,959
Accumulated deficit	(27,013,446)	(24,707,197)
Total shareholders' deficit attributable to DSG Global	(9,704,281)	(7,496,223)
Noncontrolling interest	(1,099,140)	(660,771)
TOTAL STOCKHOLDERS' DEFICIT	(10,803,421)	(8,156,994)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$290,771	$787,316

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Revenue	$1,169,936	$1,911,935
Cost of revenue	513,638	1,140,065
Gross profit	656,298	771,870

Operating Expenses
Compensation expense	972,179	853,507
Research and development expense	58,115	41,070
General and administration expense	1,021,482	1,347,547
Warranty expense	202,393	325,820
Bad debt	38,202	(7,045)
Depreciation and amortization expense	49,664	49,463
Total operating expense	2,342,035	2,610,362
Loss from operations	(1,685,737)	(1,838,492)

Other Income (Expense)
Foreign currency exchange	(47,497)	(96,177)
Other (expenses) income	(10,702)	56,974
Finance costs	(1,024,723)	(619,451)
Total Other Expense	(1,082,922)	(658,654)

Loss from continuing operations before income taxes	(2,768,659)	(2,497,146)

Provision for income taxes	-	-

Net loss	(2,768,659)	(2,497,146)

Less attributed to noncontrolling interest	462,410	404,962

Net loss attributable to DSG Global	$(2,306,249)	$(2,092,184)

Net loss per share

Basic and Diluted:
Basic	$(0.076)	$(0.081)
Diluted	$(0.076)	$(0.081)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	30,291,187	25,965,534
Diluted	30,291,187	25,965,534

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Net loss	$(2,768,659)	$(2,497,146)
Other comprehensive income

Change in foreign currency translation adjustments	(15,978)	269,991
Comprehensive loss	(2,784,637)	(2,227,155)
Less: Comprehensive loss attributable to noncontrolling interest	468,081	435,800

Total comprehensive loss attributable to DSG Global	$(2,316,556)	$(1,791,355)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Equity Attributable to Common Shareholders'
	Common Stock		Additional Paid in	Accumulated	Accumulated Comprehensive	Total Deficit Attributable to Common	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Shareholders'	Interest	Deficit

Balance December 31, 2015	30,291,187	$30,291	$15,873,724	$(24,707,197)	$1,306,959	$(7,496,223)	$(660,771)	$(8,156,994)

Adjustment to paid in capital for minority interest	-	-	(24,041)	-	-	(24,041)	24,041	-
Beneficial conversion feature of loans	-	-	132,539	-	-	132,539	-	132,539
Net (loss) income for 2016	-	-	-	(2,306,249)	(10,307)	(2,316,556)	(462,410)	(2,778,966)

Balance December 31, 2016	30,291,187	$30,291	$15,982,222	$(27,013,446)	$1,296,652	$(9,704,281)	$(1,099,140)	$(10,803,421)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2016	December 31, 2015

Net loss attributable to the Company	(2,768,659)	(2,497,146)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	49,664	49,463
Inventory write-off	116,058	-
Interest on discount of convertible debt	143,912	-
Non-cash fair value adjustment on derivative	223,795	-
Reserve for bad debt	33,947	-
Non-cash financing costs	-	188,580
Notes issued for services	-	303,079

(Increase) decrease in assets:
Trade receivables, net	(48,710)	67,354
Inventories	153,495	(83,785)
Funds held in trust	3,564	(3,695)
Prepaid expense and deposits	43,691	219,072
Related party receivable	97,313	16,660
Other assets	34,202	21,828
Increase (decrease) in current liabilities:
Trade payables and accruals	1,250,632	805,119
Warranty reserve	-	117,315
Deferred revenue	46,939	107,959
Net cash used in operating activities	(620,157)	(688,196)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,992)	(9,479)
Return (purchase) of equipment on lease	21,436	87,208
Purchase of intangible assets	(790)	(5,030)
Cash acquired from merger	-	89,001
Net cash provided by (used in) investing activities	18,654	161,700

Cash flows from financing activities
Bank overdraft	(33,699)	27,601
Proceeds from issuing shares	-	103,660
Payments on notes payable	(47,327)	(146,233)
Proceeds from notes payable	650,099	340,964
Related party loan payable, net	30,175	120,677
Net cash provided by financing activities	599,248	446,668

Net increase in cash and cash equivalents	(2,255)	(79,828)

Effect of exchange rate changes on cash and cash equivalents	2,255	(12,012)

Cash and cash equivalents at beginning of period	-	91,840
Cash and cash equivalents at the end of the period	$-	$-

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$5,386	$5,803

Supplemental schedule of non-cash financing activities:
Issuance of stock for financing costs	$-	$188,580
Noncontrolling interest change to mezzanine equity		$5,286,731

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

Previously, in anticipation of the share exchange agreement with DSG Tag Systems, Inc. (“DSG TAG”), we undertook to change our name and effect a reverse stock split of our authorized and issued common stock. Accordingly, on January 19, 2015, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary DSG Global Inc., a Nevada corporation, to affect a name change from Boreal Productions Inc. to DSG Global, Inc. Our company remains the surviving company. DSG Global, Inc. was formed solely for the change of our name.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

Exchange (Loss) Gain

During the years ended December 31, 2016 and 2015, the transactions of the Company and its subsidiary were denominated in foreign currencies and were recorded in Canadian dollar (CAD), or British Pounds (GBP), at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive (Loss) Income

The accounts of the Company and its subsidiary were maintained, and its financial statements were expressed, in CAD and GBP. Such financial statements were translated into United States dollars (USD) with the CAD or GBP as the functional currency. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholders’ deficit is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At December 31, 2016 and 2015, there were no uninsured balances for accounts in Canada, the United States and the United Kingdom. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. The allowance for doubtful accounts as of December 31, 2016 and 2015 was $47,289 and $14,368, respectively.

Financing Receivables and Guarantees

The Company provides financing arrangements, including operating leases and financed service contracts for certain qualified customers. Lease receivables primarily represent sales-type and direct-financing leases. Leases typically have two- to three-year terms and are collateralized by a security interest in the underlying assets. The Company makes an allowance for uncollectible financing receivables based on a variety of factors, including the risk rating of the portfolio, macroeconomic conditions, historical experience, and other market factors. At December 31, 2016 and 2015 management determined that there was no allowance necessary. The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers. The Company could be called upon to make payment under these guarantees in the event of nonpayment to the third party.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs were $221,868 and $354,936 for the years ended December 31, 2016 and 2015, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of December 31, 2016 and 2015, inventory only consisted of finished goods.

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Rental equipment:

Tag	5-year useful life
Touch/Text	5-year useful life
Office furniture and equipment	5-year useful life
Computer equipment	3-year useful life

As of December 31, 2016 and 2015, fixed assets consisted of the following:

	December 31, 2016	December 31, 2015
Furniture and equipment	$20,838	$20,216
Computer equipment	23,317	24,695
Accumulated depreciation	(39,414)	(37,940)
	$4,741	$6,971

As of December 31, 2016 and 2015, leased equipment consisted of the following:

	December 31, 2016	December 31, 2015
Tags	$122,935	$141,400
Text	27,171	26,195
Touch	22,507	20,386
Accumulated Depreciation	(129,850)	(82,455)
	$42,763	$105,526

As of December 31, 2016 and 2015, total depreciation expense was $49,664 and $49,463 for the fixed assets and leased equipment, respectively.

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

As of December 31, 2016 and 2015, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Net loss attributable to DSG Global Inc.	$(2,306,249)	$(2,092,184)

Net loss per share
Basic and Diluted:
Basic	$(0.076)	$(0.081)
Diluted	$(0.076)	$(0.081)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	30,291,187	25,965,534
Diluted	30,291,187	25,965,534

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

Recently Issued Accounting Pronouncements

For fiscal years beginning after December 15, 2016:

In April 2016, the FASB issued ASC 2016-10 “Revenue from Controls with Customers (Topic 606) – Identifying Performance Obligations and Licensing”. These amendments are intended to clarify the identifying of performance obligations and the licensing of implementation guidance, while retaining the related principles for those areas. These amendments are effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted.

In March 2016, the FASB issued ASC 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting”. These amendments are intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Early adoption is permitted. Entities have the option to apply the amendments on either a prospective basis or a modified retrospective basis.

In November 2015, the FASB issued ASC 2015-17 “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes” guidance simplifying the presentation of deferred tax liabilities and assets requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Early adoption permitted.

In August 2014, the FASB issued ASC 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” new guidance which provides details on when and how to disclose going concern uncertainties. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year and to provide certain footnote disclosures if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. Early adoption permitted.

In July 2015, the FASB issued ASC 2015-11 “Inventory (Topic 330) – Simplifying the Measurement of Inventory”. This standard requires entities that use inventory methods other than the last-in, first-out (LIFO) or retail inventory method to measure inventory at the lower of cost or net realizable value, which is defined as the estimated selling prices in the normal course of business, less reasonably predictable costs of completion, disposal, and transportation.

For fiscal years beginning after December 15, 2017:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 2016-15 “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments”. These amendments are intended to provide guidance for each of the eight issues included, to reduce the current and potential future diversity in practice. Early adoption is permitted including in an interim period.

In January 2016, the FASB issued ASC 2016-01 “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Liabilities” a new standard related primarily to accounting for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income for equity securities with readily determinable fair values. Early adoption is permitted.

For fiscal years beginning after December 15, 2018:

In February 2016, the FASB issued ASC 2016-02 “Leases (Topic 842)” a comprehensive standard related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most significantly, the new guidance requires lessees to recognize operating leases with a term of more than 12 months as lease assets and lease liabilities. The adoption will require a modified retrospective approach at the beginning of the earliest period presented. Early adoption permitted.

The Company is currently evaluating the impact of the above standards on their consolidated financial statements. Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $27,013,446 as of December 31, 2016 and had a net loss of $2,768,659 for the year ended December 31, 2016.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – ACCOUNTS RECEIVABLE, NET

As of December 31, 2016 and 2015, accounts receivable consists of the following:

	December 31, 2016	December 31, 2015
Accounts receivables	$137,327	$87,580
Allowance for bad debt	(47,289)	(14,368)
Total accounts receivables, net	$90,038	$73,212

Note 5 – OTHER ASSETS

Other assets consist of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
GST/VAT Receivable	$-	$26,902
	$-	$26,902

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Intangible Asset - Patents	$21,253	$20,473
Accumulated Amortization	(4,673)	(3,489)
	$16,580	$16,984

The estimated useful life of the Patent is twenty years. Patents are amortized on a straight-line basis. As of December 31, 2016, $4,673 has been amortized.

Note 7 – TRADE AND OTHER PAYABLES

As of December 31, 2016 and 2015, trade and other payables consist of the following:

	December 31, 2016	December 31, 2015
Accounts payable	$940,722	$742,256
Accrued expenses	388,331	35,113
Accrued interest	1,222,151	622,903
Other liabilities	17,588	28,237
Total payables	$2,568,792	$1,428,509

Note 8 – LOANS PAYABLE

As of December 31, 2016 and 2015, loans payable consisted of the following:

	December 31, 2016	December 31, 2015

Unsecured, due on demand, interest 15% per annum	$186,192	$180,635
Unsecured, due on demand, interest 36% per annum	45,548	50,502
Unsecured, loan payable, interest 18% per annum	317,500	315,000
Unsecured, loan payable, fee for services payable on the original loan amount of 5% by May 6, 2016, 10% payable by June 5, 2016, or 20% payable by July 5, 2016	67,029	-
Unsecured, loan payable, interest 10% per annum, with a minimum interest amount of $25,000, due July 22, 2016.	250,000	-
Total	$866,269	$546,137

Current portion	866,269	546,137
Long term portion	-	-
Total	$866,269	$546,137

Note 9 – CONVERTIBLE LOANS

As of December 31, 2016 and 2015, convertible loans payable consisted of the following:

Convertible Loans

	December 31, 2016	December 31, 2015
Unsecured, interest 15.2% per annum, from equity investment, mature from February 28, 2015 to December 31, 2015. Principal is repayable in cash or Tags units. Convertible at the average closing price of the 120 days period prior to conversion date	$916,905	$889,543
Unsecured, interest 10% per annum. Principal plus interest repayable in cash or common shares due on demand. Convertible at $1.75 per share	250,000	250,000
Unsecured, interest 2% per month. Principal plus interest repayable in cash or common shares. Due 45 days from August 5, 2016 or upon filing of registration statement, convertible at $0.27 per share	150,000	-
Senior secured, interest 8% per annum. Repayable in cash or common shares at the lower of (i) twelve cents ($0.12) and (ii) the closing sales price of the Common Stock on the date of conversion. (1)	261,389	-
Less: debt discount (1)	(179,333)	-
Total	$1,398,961	$1,139,543

Current portion	1,398,961	1,139,543
Long term portion	$-	$-

Convertible Loans to Related Party

	December 31, 2016	December 31, 2015
Unsecured, interest 5% per annum, matures March 30, 2016, and is convertible at $1.25/per share	$310,000	$310,000
Unsecured, 8% annual rate for one month; if not paid by July 16, 2016, 4% per month thereafter; convertible at $0.08 per share.	29,791	-
Total current portion	$339,791	$310,000

Securities Purchase Agreement – Coastal Investment

(1) On November 7, 2016, we entered into a securities purchase agreement with Coastal Investment Partners. Pursuant to the agreement, Coastal Investment provided us with cash proceeds of $125,000 on November 10, 2016. In exchange, we issued a secured convertible promissory note in the principal amount of $138,888.89 (the “$138,888.89 Note”), inclusive of an 8% original issue discount, which bears interest at 8% per annum to the holder. The $138,888.89 Note matures six months from issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $0.12 or the closing price of our common stock on the conversion date. In addition, under the same terms, the company also issued a secured convertible note of $50,000 in consideration of cash proceeds of $10,000 and another secured convertible note of $72,500 in consideration of cash proceeds of $10,000. Discount on the notes was $116,389 and is being amortized over life of the notes.

The fair market value of the potential derivative liability was $365,944, recorded as of December 31, 2016, and was calculated using the binomial method with a volatility rate of 171% and discount interest rate of 0.62%. Derivative liability applied as discount on the notes was $145,000 and is being amortized over the life of the notes.

Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes in consideration of $1 each at any time prior to the maturity date in the event that the $138,888.89 Note is exchanged or converted into a revolving credit facility with Coastal Investment, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility.

Note 10 – PAYABLE TO SHAREHOLDER

On October 1, 2015, the Company converted the debt of $149,766 payable to a shareholder and former director of the Company that is unsecured and carries no interest. The debt was converted into shares of the Company’s common stock at a conversion price equal to the price at which the Company sells shares of common stock in its next equity financing.

Note 11 – MEZZANINE EQUITY

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of December 31, 2016 and 2015. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014. The Series A Shares have no general voting rights and carry a 5% per annum interest rate. Series A Shares that are converted to common shares are entitled to the same voting rights as other common shareholders. At any time on or after the issuance date any holder of Series A Shares may convert to common stock based on predetermined conversion price of $1.25 per share. The preferred shares are recorded in the consolidated financial statements as non-controlling interest. The Series A Shares were not exchanged for securities of DSG Global, Inc. as part of the Share Exchange Agreement. The Series A Shares are subject to a redemption obligation pursuant to which the Company must redeem at a price of $1.25 per share, 900,000 Series A Shares ($1,250,000) by May 1, 2016, an additional 900,000 Series A Shares ($1,250,000) by June 1, 2016, and the remaining 2,509,384 Series A Shares ($3,136,730) by July 1, 2016.

As of December 31, 2016, 80,000 preferred shares were purchased by an unrelated third-party and exchanged for 80,000 shares of common stock of DSG Global, Inc.

Note 12 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 125,000,000 shares of common stock authorized, each having a par value of $0.001, as of December 31, 2016 and 2015. According to the Share Exchange Agreement dated April 13, 2015, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding common shares of DSG TAG in exchange for the issuance to the subscribing shareholders of up to 20,000,000 shares of our common stock on the basis of 1 common share of DSG Global, Inc. for 5.4935 common shares of DSG TAG. The Company also issued an additional 179,823 common shares to a director of DSG TAG to meet debt agreement obligations. There were 30,291,187 and 30,291,187 shares of common stock of the Company issued and outstanding as of December 31, 2016 and 2015, respectively. Each share of common stock is entitled to one (1) vote.

Non-controlling Interest

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of December 31, 2015 and 2014. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014. The Series A Shares were not exchanged for securities of DSG Global, Inc. as part of the Share Exchange Agreement. Noncontrolling interest as of December 31, 2016 and 2015 was $1,099,140 or 16.18% and $660,771 or 16.18%, respectively.

Note 13 – STOCK OPTIONS AND WARRANTS

Stock Compensation to employees and officers

On March 1, 2013, the Company extended warrants issued in 2008 to five employees and officers that were to expire on March 31, 2013 to December 31, 2016. The Company issued warrants to these individuals to purchase an aggregate of 7,006,098 shares of common stock. The warrants had an exercise price of $0.23 per share. The fair value of the warrants at the time they were extended was estimated at $769,760 using a Black-Scholes model with the following assumptions: expected volatility of 17%, risk free interest of 0.38%, expected life of 3 years and no dividends. The fair value of the warrants were recorded as equity and compensation expense. On January 18, 2015, DSG TAG cancelled 5,913,898 of the warrants. The remaining 1,092,200 warrants expired as of December 31, 2016.

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

Note 14 – RELATED PARTY TRANSACTIONS

On March 31, 2015, the Company entered into an agreement with a marketing firm that is owned by one of the directors of the Company. The terms included cash payment of $17,500 and a note in the amount of $310,000, with 5% interest per annum, convertible at the election of the holder into 248,000 shares of Common Stock of DSG Global, Inc. at a price of $1.25 per share, maturing on March 30, 2016. As of December 31, 2016, it was estimated that approximately 90% of the marketing services related to the agreement have been provided and we have therefore expensed $280,000 and the remaining $30,000 is recorded as a prepaid deposit. As of March 31, 2016, the Director of the Company has filed a lawsuit for payment of the convertible note and the Company has countersued for failure to provide services as obligated as per the agreement. (See Note 17).

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

On June 16, 2016, a convertible loan was received from a related party in the amount of $29,791. Interest is 8% annual rate for one month and 4% monthly rate thereafter if not paid by July 16, 2016. The note is convertible at $0.08 per share. (See Note 9).

Amount due to and from related party at December 31, 2016 and 2015 was $(1,526) and $91,727, respectively. The amounts consist of advances to a director and officer of the Company. These amounts are unsecured, non-interest bearing and due on demand.

Note 15 – INCOME TAX

For the years ended December 31, 2016 and 2015, there is $nil and $nil current and deferred income tax expense, respectively, reflected in the Statement of Operations.

The following are the components of income before income tax reflected in the Statement of Operations for the years ended December 31, 2016 and 2015:

Component of Loss Before Income Tax and Noncontrolling Interest

	December 31, 2016	December 31, 2015
Loss before income tax and noncontrolling interest	$(2,768,659)	$(2,497,146)
Income Tax	$-	$-
Effective tax rate	0%	0%

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

As of December 31, 2016, the Company had net operating losses, or NOLs, of approximately $27 million to offset future taxable income in Canada and the United Kingdom. The deferred tax assets at December 31, 2016 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 16 – GEOGRAPHIC SEGMENT INFORMATION

As a result of the reverse merger on May 6, 2015, the Company operates in three regions: Canada, United Kingdom and the United States of America. All inter-company transactions are eliminated in consolidation. Prior to the merger, the Company operated in two regions.

For the years ended December 31, 2016 and 2015, geographic segment information is as follows:

For the Year Ended December 31, 2016	Canada	United Kingdom	United States	Elimination	Consolidated

Revenue	$922,654	$258,054	-	$(10,772)	$1,169,936
Cost of Revenue	397,095	127,315	-	(10,772)	513,638
Total Expenses	2,004,848	322,356	14,830		2,342,035
Other Income (Expenses)	(989,743)	(33,843)	(1,137)		(1,024,723)
Noncontrolling Interest	462,410	-	-		462,410
Net (Loss) Income	(2,064,821)	(225,461)	(15,967)		(2,306,249)
Assets	222,634	16,444	51,693	(200,139)	290,771
Liabilities	5,456,349	339,374	11,738	(200,139)	5,807,461

For the Year Ended December 31, 2015	Canada	United Kingdom	United States	Elimination	Consolidated

Revenue	$1,686,990	$481,555	-	$(256,610)	$1,911,935
Cost of Revenue	1,085,877	310,798	-	(256,610)	1,140,065
Total Expenses	2,332,014	282,339	(3,991)	-	2,610,362
Other Income (Expenses)	(653,613)	(7,170)	2,129	-	(658,654)
Noncontrolling Interest	404,962	-	-	-	404,962
Net (Loss) Income	(1,979,552)	(118,752)	6,120	-	(2,092,184)
Assets	797,904	81,641	70,776	(163,005)	787,316
Liabilities	3,578,182	227,547	14,855	(163,005)	3,657,579

Note 17 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases offices in Canada under a renewable operating lease which originally expired on April 30, 2016, following which the term of the lease is month to month, with 30 days’ notice to terminate. If no agreement is signed, the Landlord reserves the right to terminate the Lease on March 31, 2016.

On April 7, 2016, the Company signed an additional two-month extension on the current lease with a term of May 1, 2016 to July 31, 2016. During the year ended December 31, 2016, the lease was extended and will expire on January 31, 2017.

On February 15, 2017, an additional six-month extension on the lease was signed with the term beginning on February 1, 2017 and ending on July 31, 2017.

The annual rent for the premises in Canada is approximately $66,000. For the years ended December 31, 2016 and 2015, the aggregate rental expense was CAD $92,825 and CAD $82,531, respectively. Rent expense included other amounts paid in Canada and the United Kingdom for warehouse storage and offices on a month-to-month or as-needed basis.

The Company signed an operating lease agreement through National Leasing for a photocopier. The lease terms are for 60 months commencing on May 22, 2015 and ending April 22, 2020 with a monthly lease payment of approximately $183.

The following table summarizes our future minimum payments under these arrangements as of December 31, 2016:

December 31:
2017	2,200
2018	2,200
2019	2,200
2020	917
$7,517

Product Warranties

The Company’s product warranty costs are part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for a period of one year. As of December 31, 2016, the Company has set up a reserve for future warranty costs of $111,715. The Company’s past experience with warranty related costs was used as a basis for the reserve. Prior to December 31, 2015 the Company expensed warranty costs as incurred. The warranty expense incurred was $202,393 and $325,820 (including set up of $111,715 reserve) for the years ended December 31, 2016 and 2015, respectively.

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

Note 18 – LEGAL MATTERS

On December 30, 2012, a corporation filed an action against the Company in the United States courts claiming patent infringement. On March 8, 2013, the parties agreed to a settlement, with the Company admitting no wrongdoing, in the amount of $125,000. The settlement is to be paid over an 18-month period in equal installments of $7,500 with annual interest at a rate of 8%. The Company has accrued all liabilities related to this matter in the financial statements.

On June 4, 2015, a shareholder of the Company’s subsidiary filed a lawsuit to recover a loan of CAD$100,000 which was made on October 16, 2012 and was due on July 16, 2013 with accrued interest. A response to the claim was submitted on June 29, 2015. On August 13, 2015, a settlement was reached between both parties to pay the loan amount remaining plus interest, for a total of $119,700. In addition, the shareholder’s outstanding shares of DSG TAG were converted into 18,422 shares of common stock of DSG Global, Inc. on October 22, 2015. On February 16, 2016, a new agreement was reached after a breach of the settlement agreement dated August 13, 2015. DSG TAG defaulted on the settlement agreement and both parties agreed to new terms. The balance owing on February 16, 2106 was CAD$86,780 payable ratably over 16 months. The shareholder’s loan and accrued interest is appropriately recorded in these financial statements.

A Director of the Company, representing their company Adore Creative Agency Inc. (Adore), has filed a notice of default on March 31, 2016, in regard to the related party convertible note on the financial statements of DSG TAG. The note was issued in lieu of marketing services and has a maturity date of March 31, 2016. DSG TAG has countersued Adore for failure to provide services as obligated under the terms and agreement of the convertible note, and in addition for damages as a result.

On September 7, 2016, Chetu Inc. has filed a Complaint for Damage in Florida to recover unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a dispute that DSG TAG did not think that vendor had delivered the service according to the agreement between the two parties.

On October 17, 2016, the Supreme Court of British Columbia made an order in relating to the above discussed lawsuit from a shareholder to recover a loan of CAD$100,000. DSG TAG was ordered to repay the remaining loan plus costs in the amount of $77,589 to the shareholder in 14 monthly payments of $5,500 each plus $589 at the 15th month, starting February 15, 2017.

Note 19 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to the year ended December 31, 2016 through April 28, 2017 for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

On December 21, 2016, the Company entered into a convertible note agreement for the principal amount of $74,500. The terms are payable at the date of maturity, December 21, 2017, together with interest of 12% per annum. Interest will be accrued and payable at the time of promissory note repayment. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 50% of the lowest sale price for the Common Stock on the Principal Market during the twenty five (25) consecutive Trading Days immediately preceding the Conversion Date. As of December 31, 2016, this convertible note was still outstanding to be received. In January 2017, the funds from this note were received by the Company and the liability recorded.

On January 3, 2017, the Company entered into an investor relations agreement with Chesapeake Group Inc., to assist the Company in all phases of investor relations including broker/dealer relations. The contract will commence on January 3, 2017 and end on July 2, 2017. In consideration for the agreement, the Company is committed to providing 1,800,000 restricted common shares within 10 days of the agreement, plus an additional 450,000 restricted common shares representing a monthly fee of $3,750. These restricted common shares are to be issued in monthly installments of 75,000 restricted common shares on the 2nd of each month beginning on February 2, 2017 and ending on July 2, 2017.

On January 18, 2017, the Company issued a convertible promissory note in the principal amount of $75,000. The terms are payable at the date of maturity, October 18, 2017, together with interest of 12% per annum. Interest will be accrued and payable at the time of promissory note repayment. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) 60% multiplied by the lowest Trading Price (representing a discount rate of 40%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price which means 50% multiplied by the lowest Trading Price (representing a discount rate of 50%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On March 15, 2017, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to issue 500,000 common shares of the Company at a price of $0.10 per share for aggregate consideration of $50,000.

On April 3, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. The terms are payable at the date of maturity, October 3, 2017, together with interest of 10% per annum. Interest will be accrued and payable at the time of promissory note repayment. In connection with the issuance of this convertible promissory note, the Borrower shall issue 550,000 shares of common stock as a commitment fee provided, however, these shares must be returned if the Note is fully repaid and satisfied prior to the date which is 180 days following the issuance. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) 55% multiplied by the lowest Trading Price (representing a discount rate of 45%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Alternate Conversion Price which means 55% multiplied by the lowest Trading Price (representing a discount rate of 50%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On February 15, 2017, DSG TAG has signed an additional six-month extension on the current lease at 214-5455 152nd Avenue, Surrey, BC V3S 5A5. The term will begin on February 1, 2017 and end on July 31, 2017.

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

Our management, with the participation of our CEO and CFO, has assessed the effectiveness of the internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2016 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth information about our director and executive officer as of the date of this report:

NAME	AGE	POSITION	DATE FIRST ELECTED OR APPOINTED

Robert Silzer	70	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer	May 6, 2015 (as President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer) June 16, 2015 (as Director)

Stephen Johnston	65	Director	June 16, 2015

James Singerling	72	Director	June 16, 2015

Kenneth (Kim) Marsh	63	Director	June 16, 2015

Jason Sugarman	45	Director	June 16, 2015

Rupert Wainwright	55	Director	June 16, 2015

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

As a director, Mr. Wainwright has shot all over the world and won awards for such US and International Fortune 500 clients as ATT, Sprint, Honda, Sprite, Walmart, Reebok, Footlocker, Gatorade, McDonalds, Converse, GHI, Hong Kong and Shanghai Bank, Deutsche Telekom, Barilla, BP Disney, Fritos, and his campaign for Reebok won Ad week’s highest Award, the Grand Effie, for the most effective advertising campaign of 1992. Mr. Wainwright is also the director of the feature films “The Fog” (2005), which was #1 at the US Box Office opening weekend, and “Stigmata” (1999) produced by MGM, among others. From 1990 to 1998 he was the founder and CEO of the independent production company, Fragile Films.

Mr. Wainwrights holds an MA in English Literature from the University of Oxford and an MFA in Film Directing from the University of California, Los Angeles where he was a Fullbright Scholar.

Keith Westergaard, former Director

Keith Westergaard has over 40 years’ experience in real estate finance and development. He is the founder and president of Westergaard Holdings Ltd., a diversified mortgage brokerage, real estate investment, and development company with offices in Alberta and British Columbia, Canada. Westergaard Holdings Ltd. has operated continuously since 1980. Its significant projects have included the Gleniffer Lake Resort & Country Club in Central Alberta, a 217-acre bare land condominium recreational & residential land development which included 750 lots, golf course, leisure facilities and marina.

Mr. Keith Westergaard resigned as a Director as of September 30, 2016. His resignation letter was included in the 10Q filing with the SEC filed on December 16, 2016.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our sole director does not believe that it is necessary to have such committees because believes the functions of such committees can be adequately performed by the sole member of our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table — Fiscal Years of DSG Global Inc. Years Ended December 31, 2016 & 2015

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	our principal financial officer;

(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2016 and 2015; and

(d)	up to two additional individuals for whom disclosure would have been provided under (c) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

EXECUTIVE SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Silzer, Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer	2016 2015	200,000 136,404	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 11,788	200,000 148,192
Andrea Fehsenfeld, Former sole officer and Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

As of December 31, 2016, we had no employment agreements with any of our executive officers or employees.

Summary of Employment Agreements and Material Terms

We have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2016 and 2015 of DSG Global, Inc.

For the years ended December 31, 2016 and 2015, no director or executive officer of DSG Global, Inc. has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

The particulars of the compensation paid to each of our director during our fiscal years ended December 31, 2016 are set out in the following summary compensation table, except that no disclosure is provided for any director who’s also a named executive officer and whose compensation is fully reflected in the above Executive Summary Compensation Table:

DIRECTOR COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Johnston, Director(1)	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
James Singerling, Director (1)	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Kim Marsh, Director (1)	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Jason Sugarman, Director (1)	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Rupert Wainwright, Director (1)	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 297,500(2)	Nil 297,500
Keith Westergaard, Director (3)	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Appointed as a Director on June 16, 2015
(2)	Consists of $17,500 in cash paid and $280,000 of the convertible note payable that was expensed on the financial statements for marketing and advertising services provided by Adore Creative, a company owned by Mr. Wainwright.
(3)	Resigned as of September 30, 2016

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2016 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors
Robert Silzer 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director, president, chief executive officer, chief financial officer, secretary and treasurer	Common Stock	8,070,285	26.64%
Keith Westergaard 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Former Director	Common Stock	3,248,662 (3)	10.72%
Jason Sugarman 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	(4)	(4)
Rupert Wainwright 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	(4)	(4)
Stephen Johnston 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	(4)	(4)
James Singerling 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	(4)	(4)
Kim March 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	(4)	(4)
All officers and directors as a group		Common stock, $0.001 par value	11,318,947	37.38%
5%+ Security Holders
n/a	n/a	Common Stock	n/a	n/a
All 5%+ Security Holders		Common stock, $0.001 par value	n/a	n/a

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

Transactions with Related Persons of DSG Global Inc.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

As at December 31, 2016, we had advanced an aggregate amount of $(1,526) to our Director and sole officer, Robert Silzer. The amounts are repayable on demand.

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

Pursuant to the Agreement, DSG Tag agreed to complete a going public transaction by share exchange within 60 days of the Agreement, and a private placement financing of not less than $5,000,000 in gross proceeds within 60 days of going public., the Company and/or Pubco shall have completed a financing for gross proceeds of at least $5,000.000. DSG Tag agreed to pay $2,500,000 of the financing proceeds to Westergaard Holdings to redeem 2,000,000 of the Series A Preferred Shares at the deemed redemption price of $1.25 per share. DSG TAG further agreed to raise additional gross proceeds of $5,000,000 and to redeem an additional 2,000,000 Series A Preferred Shares from Westergaard Holdings (at a redemption price of $1.25 per share or $2,500,000 in the aggregate). within 150 days following the going public transaction. Subsequent to the Agreement, DSG TAG completed its going public transaction on May 6, 2015 but did not raise sufficient capital to redeem the Series A Preferred Shares. The Subscription and Debt Settlement Agreement was subsequently amended by letter of agreement dated December 31, 2015, as described below.

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

On March 31, 2015, DSG entered into an agreement with Adore Creative Agency Inc., a corporation owned by our director Rupert Wainwright pursuant to which Adore will provide marketing services to DSG. The terms included cash payment of $17,500 and a note in the amount of $310,000, with 5% interest per annum, convertible at the election of the holder into 248,000 common shares in the capital stock of DSG Global, Inc. at a price of $1.25 per share, maturing on March 30, 2016. As of December 31, 2015, approximately 90% of the marketing services have been expensed in the amount of $280,000 and the remaining $30,000 is recorded as a prepaid deposit. Marketing services to date have not been completed.

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

On December 16, 2016, a convertible loan was received Brent Silzer, in the amount of $29,791 (CAD $40,000). Interest is 8% annual rate for one month and 4% monthly rate thereafter if not paid by January 15, 2017. The note is convertible at $0.05 per share.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently act with six (6) directors consisting of Robert Silzer, Jason Sugarman, Rupert Wainwright, Stephen Johnston, James Singerling and Kim March. We have not made any determination as to whether any of our directors are independent directors, as that term is used in Rule 4200(a) (15) of the Rules of National Association of Securities Dealers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees, Audit Related Fees, and All Other Fees

The following represents fees for professional services rendered by our independent registered public accounting firm (Lichter, Yu and Associates) for each of the years ended December 31, 2016 and 2015.

	Lichter, Yu and Associates
	2016	2015
Audit Fees	$76,762	$54,000
Audit Related Fees (1)	Nil	Nil
Tax Fees (2)	2,500	9,152
All Other Fees (3)	1,000	3,813
Total	$80,262	$66,965

(1)	Travel expenses due for audit work

(2)	United States tax return and filing fees from Sept 2007 to Sept 2014 for DSG Global Inc, formerly own as Boreal Ltd and for 2015 year end.

(3)	Filing application fee for the Canadian Public Accountability Board (CPAB), & time spent on filing 8-K related to reverse merger of DSG Global Inc. & DSG Tag Systems Inc.

Lichter, Yu and Associates has served as our independent registered public accounting firm since September 2014.

The following represents fees for professional services rendered by a previous independent registered public accounting firm, Harris & Gillespie CPA’s PLLC, for the years ended 2016 and 2014. These represent audit fees paid for DSG Global Inc., formerly own as Boreal Ltd prior to the merger in May 6, 2015. Changes in registrant’s certifying accountant was filed as an 8-K on August 3, 2015.

	Harris & Gillespie CPA’s PLLC
	2016		2015
Audit Fees	$	Nil	$5,900
Total	$	Nil	$5,900

Tax Fees

The following represents fees for the professional services rendered by our independent Canadian tax accounting firm (J.K.C. Fraser, CPA, CA) for each of the years ended December 31, 2016 and 2015.

	J.K.C. Fraser, CPA, CA
	2016	2015
Tax Fees (1)	$396	$1,564
Total	$396	$1,564

(1)	This represents tax return and filings for 2014 for DSG Tag Systems Inc., Canadian tax filing requirements. The fees are $2,000 CAD, the above amount has been converted to USD.

The following represents fees for the professional services rendered by our independent United Kingdom tax accounting firm (Ascot Sinclair Associates Ltd.) for the years ended December 31, 2016 and 2015.

	Ascot Sinclair Associates Ltd.
	2016		2015
Tax Fees (1)	$	Nil	$5,216
Total	$	Nil	$5,216

(1)	This represents tax return and filings for 2013 & 2014 for DSG Tag Systems International Ltd., United Kingdom tax filing requirements. The fees are £3,413 BPS, the above amount has been converted to USD.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

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

Dated: April 28, 2017	DSG Global Inc.

	By:	/s/ Robert Silzer
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

Signature	Title	Date

/s/ Robert Silzer	Chief Executive Officer, Chief Financial Officer and Chairman of the	April 28, 2017
Robert Silzer	Board of Directors (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Stephen Johnston	Director	April 28, 2017
Stephen Johnston

/s/ Kenneth Marsh	Director	April 28, 2017
Kenneth Marsh

/s/ James Singerling	Director	April 28, 2017
James Singerling

/s/ Jason Sugarman	Director	April 28, 2017
Jason Sugarman

/s/ Rupert Wainwright	Director	April 28, 2017
Rupert Wainwright

S-1

EXHIBIT INDEX

Exhibit		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1	Form of the Registrant’s common stock certificate				X

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1.1	Subscription Agreement / Debt Settlement, dated September 26, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.1	08-17-15

10.1.2	Addendum to Subscription Agreement / Debt Settlement, dated October 7, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.2	08-17-15

10.1.3	Second Addendum to Subscription Agreement / Debt Settlement, dated April 29, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.3	08-17-15

10.1.4	Third Addendum to Subscription Agreement / Debt Settlement, dated August 11, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.4	08-17-15

10.1.5	Letter from Westergaard Holdings Ltd., dated September 1, 2015, extending dates of redemption obligations.	8-K	10.1	09-08-15

EX-1

Exhibit		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1.6	Letter from Westergaard Holdings Ltd., dated November 10, 2015, extending dates of redemption obligations	10-Q	10.1	11-13-15

10.1.7	Letter fromWestergaard Holdings Ltd., dated December 31, 2015, extending dates of redemption obligations	8-K	10.1	03-09-16

10.2	Convertible Note of DSG TAG Systems Inc., dated March 31, 2015, payable to Adore Creative Agency, Inc.	8-K	10.5	08-14-15

10.3	Convertible Note Agreement, dated August 25, 2015, between the Registrant and Jerry Katell, Katell Productions, LLC and Katell Properties, LLC	10-Q	10.2	11-13-15

10.4	Agreement (TAG Touch) dated February 15, 2014 between DSG TAG Systems Inc. and DSG Canadian Manufacturing Corp.	8-K	10.1	05-06-15

10.5	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A.Bosa & Co (Kootenay) Ltd.				X

10.6	Lease agreement (Modified), dated January 21, 2016 and February 1, 2016 between DSG TAG Systems Inc. and Benchmark Group				X

10.7	Loan agreement, dated February 11, 2016 between DSG TAG Systems Inc. and Jeremy Yaseniuk				X

10.8	Loan agreement, dated March 31, 2016 between DSG TAG Systems Inc. and E. Gary Risler				X

21	List of Subsidiary:

21.1	DSG Tag Systems Inc. (Nevada) (100%)

21.2	DSG Tag Systems International Ltd. (United Kingdom) (100%)

EX-2

Exhibit		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101*	Interactive Data File

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*

#*	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

EX-3