Form 10-Q
period 2017-03-31
DSG Global Inc.
filed 2017-05-22
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

As May 22, 2017, the issuer had 37,216,236 shares of common stock issued and outstanding.

DSG GLOBAL, INC.
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited consolidated interim financial statements of DSG Global Inc. as at March 31, 2017, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

DSG GLOBAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$-	$-
Trade receivables, net	162,631	90,038
Inventories	80,923	80,573
Funds held in trust	-	-
Prepaid expenses and deposits	57,239	56,076
Other current assets	-	-
Receivable from related party	-	-
TOTAL CURRENT ASSETS	300,793	226,687

NON-CURRENT ASSETS
Intangible assets, net	16,471	16,580
Fixed assets, net	3,814	4,741
Equipment on lease, net	36,622	42,763
TOTAL NON-CURRENT ASSETS	56,907	64,084

TOTAL ASSETS	$357,700	$290,771

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$18,306	$5,316
Trade and other payables	2,790,124	2,568,792
Payable to related party	1,539	1,526
Deferred revenue	150,720	149,147
Warranty reserve	112,697	111,715
Convertible note payable to related party	340,053	339,791
Loans payable	868,896	866,269
Derivative liability	2,376,529	365,944
Convertible loans payable	1,572,614	1,398,961
TOTAL CURRENT LIABILITIES	8,231,478	5,807,461

Commitments and contingencies	-	-

MEZZANINE EQUITY
Redeemable Noncontrolling Interest - Preferred Shares	$5,286,731	$5,286,731

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 125,000,000 shares authorized 32,541,187 and 30,291,187 outstanding at March 31, 2017 and December 31, 2016, respectively.	32,541	30,291
Additional paid in capital	16,092,472	15,982,222
Shares to be issued	50,000	-
Other accumulated comprehensive income	1,248,939	1,296,652
Accumulated deficit	(29,107,463)	(27,013,446)
Total sharesholders' deficit attributable to DSG Global	(11,683,511)	(9,704,281)
Noncontrolling interest	(1,476,998)	(1,099,140)
TOTAL STOCKHOLDERS' DEFICIT	(13,160,509)	(10,803,421)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$357,700	$290,771

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	March 31, 2017	March 31, 2016

Revenue	$248,270	$254,928
Cost of revenue	69,505	94,548
Gross profit	178,765	160,380

Operating Expenses
Compensation expense	189,309	195,844
Research and development expense	-	17,037
General and administration expense	272,987	305,918
Warranty expense	2,624	45,217
Bad debt	-	3,105
Depreciation and amortization expense	7,824	5,584
Total operating expense	472,744	572,705
Loss from operations	(293,979)	(412,325)

Other Income (Expense)
Foreign currency exchange	11,003	72,140
Other (expenses) income	(4,018)	(490)
Unrealized gains (losses) on derivative instruments, net	(1,854,417)	-
Finance costs	(330,464)	(121,306)
Total Other Expense	(2,177,896)	(49,656)

Loss from continuing operations before income taxes	(2,471,875)	(461,981)

Provision for income taxes	-	-

Net loss	(2,471,875)	(461,981)

Less attributed to noncontrolling interest	377,858	74,561

Net loss attributable to DSG Global	$(2,094,017)	$(387,420)

Net loss per share

Basic and Diluted:
Basic	$(0.067)	$(0.013)
Diluted	$(0.067)	$(0.013)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	31,391,187	30,291,187
Diluted	31,391,187	30,291,187

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	March 31, 2017	March 31, 2016

Net loss	$(2,471,875)	$(461,981)
Other comprehensive income

Change in foreign currency translation adjustments	(49,874)	(199,503)
Comprehensive loss	(2,521,749)	(661,484)
Less: Comprehensive loss attributable to noncontrolling interest	380,019	70,116

Total comprehensive loss attributable to DSG Global	$(2,141,730)	$(591,368)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Equity Attributable to Common Shareholders'
			Additional	Shares		Accumulated	Total Deficit Attributable		Total
	Common Stock		Paid in	to be	Accumulated	Comprehensive	Common to	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Issued	Deficit	Income	Shareholders'	Interest	Deficit

Balance December 31, 2016	30,291,187	$30,291	$15,982,222	$-	$(27,013,446)	$1,296,652	$(9,704,281)	$(1,099,140)	$(10,803,421)

Shares issued for services	2,250,000	2,250	110,250	-	-	-	112,500	-	112,500
Shares to be issued	-	-	-	50,000	-	-	50,000	-	50,000
Net (loss) income for 2017	-	-	-	-	(2,094,017)	(47,713)	(2,141,730)	(377,858)	(2,519,588)

Balance March 31, 2017	32,541,187	$32,541	$16,092,472	$50,000	$(29,107,463)	$1,248,939	$(11,683,511)	$(1,476,998)	$(13,160,509)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31, 2017	March 31, 2016

Net loss attributable to the Company	$(2,471,875)	$(461,981)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,824	5,584
Inventory write-off	132	-
Amortization on deferred financing fees	2,281	-
Interest on discount of convertible debt	176,654	-
Non-cash fair value adjustment on derivative	1,854,416	-
Reserve for bad debt	47,428	-
Shares issued for services	112,500	-
Notes issued for services	-	(17,706)
Unrealized foreign exchange	5,614	-

(Increase) decrease in assets:
Trade receivables, net	(120,021)	(61,117)
Inventories	(482)	37,436
Prepaid expense and deposits	(1,163)	75,651
Related party receivable	-	10,142
Other assets	-	4,218
Increase (decrease) in current liabilities:
Trade payables and accruals	221,332	117,343
Warranty reserve	982	-
Deferred revenue	1,573	30,613
Net cash used in operating activities	(162,804)	(259,817)

Cash flows from investing activities
Purchase of property, plant and equipment	-	(1,902)
Return (purchase) of equipment on lease	-	3,077
Purchase of intangible assets	-	(797)
Net cash provided by investing activities	-	378

Cash flows from financing activities
Bank overdraft	12,990	4,377
Common stock subscriptions received	50,000	-
Proceeds from note payable	135,000	239,542
Net cash provided by financing activities	197,990	243,919

Net increase in cash and cash equivalents	35,186	(15,520)

Effect of exchange rate changes on cash and cash equivalents	(35,186)	15,520

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at the end of the period	$-	$-

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$-	$-

Supplemental schedule of non-cash financing activities:
Shares issued for services	$112,500	$-
Noncontrolling interest change to mezzanine equity	$-	$-

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2016. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Exchange (Loss) Gain

During the three months ended March 31, 2017, and 2016, the transactions of the Company and its subsidiaries were denominated in foreign currencies and were recorded in Canadian dollar (CAD), or British Pounds (GBP), at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At March 31, 2017 and December 31, 2016, there were no uninsured balances for accounts in Canada, the United States and the United Kingdom. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Trade Receivable

All trade receivables are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable trade receivables. The allowance for doubtful accounts as of March 31, 2017, and December 31, 2016 was $47,728 and $47,289, respectively.

Financing Receivables and Guarantees

The Company provides financing arrangements, including operating leases and financed service contracts for certain qualified customers. Lease receivables primarily represent sales-type and direct-financing leases. Leases typically have two- to three-year terms and are collateralized by a security interest in the underlying assets. The Company makes an allowance for uncollectible financing receivables based on a variety of factors, including the risk rating of the portfolio, macroeconomic conditions, historical experience, and other market factors. At March 31, 2017 and December 31, 2016 management determined that there was no allowance necessary. The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers. The Company could be called upon to make payment under these guarantees in the event of nonpayment to the third party.

Advertising and Promotion Costs

The Company expenses all advertising costs as incurred. Advertising and promotion costs were $112,311 and $142,634 for the three months ended March 31, 2017 and 2016, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of March 31, 2017, and December 31, 2016, inventory only consisted of finished goods.

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

Rental equipment
Tag	5 year useful life
Touch/Text	5 year useful life
Office furniture and equipment	5 year useful life
Computer equipment	3 year useful life

As of March 31, 2017 and December 31, 2016, fixed assets consisted of the following:

	March 31, 2017	December 31, 2016
Furniture and equipment	$21,021	$20,838
Computer equipment	27,642	23,317
Accumulated Depreciation	(44,849)	(39,414)
	$3,814	$4,741

As of March 31, 2017 and December 31, 2016, leased equipment consisted of the following:

	March 31, 2017	December 31, 2016
Tags	$124,016	$122,935
Text	27,410	27,171
Touch	22,705	22,507
Accumulated Depreciation	(137,509)	(129,850)
	$36,622	$42,763

For the three months ended March 31, 2017 and 2016, total depreciation expense was $7,492 and $5,288 for the fixed assets and leased equipment, respectively.

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

The Company’s financial instruments consist of cash, trade receivables, trades payable, loans payable, and convertible notes payable. Other than convertible notes, the fair values of these financial instruments approximate their respective carrying values because of the short maturity of these instruments. The Company determined that the aggregate fair value of loans payable outstanding at March 31, 2017 and December 31, 2016, based on Level 2 inputs in the fair value hierarchy, was equal to their aggregate book value based on the short maturities and current borrowing rates available to the Company.

The fair value of the Company’s convertible notes is based on Level 3 inputs in the fair value hierarchy. The Company calculated the fair value of the potential derivative liability on these notes by using the Binomial method to determine the fair value of the conversion feature (see Note 7).

Debt issuance costs

The Company incurs costs in connection with debt issuances, such as commissions and professional fees. Debt issuance costs are initially recorded as a reduction of the related debt on the consolidated balance sheets, and are amortized to financing expense over the term of the respective borrowings using the effective interest method.

Any costs incurred or paid to the lender in connection with the issuance of debt represent a reduction in the proceeds received by the Company. The resulting discount is amortized as accretion expense over the term of the debt using the effective interest method.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Net loss attributable to DSG Global Inc.	$(2,094,017)	$(387,420)

Net loss per share Basic and Diluted:
Basic	$(0.067)	$(0.013)
Diluted	$(0.067)	$(0.013)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	31,391,187	30,291,187
Diluted	31,391,187	30,291,187

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2017 that we believe would have a material impact on our financial position or results of operations.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $29,107,463 as of March 31, 2017 and had a net loss of $2,094,017 for the three months ended March 31, 2017.

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

Note 3 – TRADE RECEIVABLES, NET

As of March 31, 2017 and December 31, 2016, trade receivables consist of the following:

	March 31, 2017	December 31, 2016
Trade receivables	$210,359	$137,327
Allowance for bad debt	(47,728)	(47,289)
Total trade receivables, net	$162,631	$90,038

Note 4 – INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Intangible Asset - Patent	$21,440	$21,253
Accumulated Depreciation	(4,969)	(4,637)
	$16,471	$16,580

The estimated useful life of the Patent is 20 years. Patents are amortized on a straight-line basis. For the three months ended March 31, 2017 and 2016, total depreciation expense was $332 and $296, respectively.

The following table summarizes our five-year estimated amortization of intangible assets as of March 31, 2017:

March 31,
2017	$1,184
2018	1,184
2019	1,184
2020	1,184
2021	1,184
2022 & Thereafter	10,551
$16,471

Note 5 – TRADE AND OTHER PAYABLES

As of March 31, 2017 and December 31, 2016, trade and other payables consist of the following:

	March 31, 2017	December 31, 2016
Trade payables	$1,065,168	$940,722
Accrued expenses	349,909	388,331
Accrued interest	1,376,482	1,222,151
Other liabilities	(1,435)	17,588
Total trade and other payables	$2,790,124	$2,568,792

Note 6 – LOANS PAYABLE

As of March 31, 2017 and December 31, 2016, loans payable consisted of the following:

Loans Payable	March 31, 2017	December 31, 2016

Unsecured, due on demand, interest 15% per annum	$187,829	$186,192
Unsecured, due on demand, interest 36% per annum	45,949	45,548
Unsecured, loan payable, interest 18% per annum	317,500	317,500
Unsecured, loan payable, fee for services payable on the original loan amount of 5% by May 6, 2016, 10% payable by June 5, 2016, or 20% payable by July 5, 2016	67,618	67,029
Unsecured, loan payable, interest 10% per annum, with a minimum interest amount of $25,000, due July 22, 2016.	250,000	250,000

Total current portion	$868,896	$866,269

Note 7 – CONVERTIBLE NOTES

As of March 31, 2017 and December 31, 2016, convertible loans payable consisted of the following:

Convertible Notes
	March 31, 2017	December 31, 2016

Unsecured, interest 15.2% per annum, mature from February 28, 2015 to December 31, 2015. Principal is repayable in cash or Tags units. Convertible at the average closing price of the 60 days period prior to conversion date	$924,965	$916,905

Unsecured, interest 10% per annum. Principal plus interest repayable in cash or common shares due on demand. Convertible at the average closing price of the 60 days period prior to conversion date	250,000	250,000

Unsecured, interest 2% per month. Principal plus interest repayable in cash or common shares. Due 45 days from August 5 2016 or upon filing of registration statement, convertible at $0.27 per share	150,000	150,000

Senior secured, interest 8% per annum. Principal plus interest repayable in cash or common shares at the lower of (i) twelve cents ($0.12) and (ii) the closing sales price of the Common Stock on the date of conversion (1)	261,389	261,389

Unsecured, interest 12% per annum. Matures 1 year from execution date. Principal plus interest is repayable in cash or common shares at the lower of current market price and 50% of the lowest trading price of Common Stock during the 25 Trading Days immediately preceding conversion (2)	74,500	-

Unsecured, interest 12% per annum. Matures on October 18, 2017. Principal is repayable in cash or common shares at the lower of (i) three cents ($0.03) and (ii) 50% of the lowest trading price during the 25 Trading Days immediately preceding the date of conversion (3)	75,000	-
Less: debt discount (1,2,3)	(157,885)	(179,333)
Less: deferred financing fees (2,3)	(5,355)	-

Total	$1,572,614	$1,398,961
Current portion	1,572,614	1,398,961
Long term portion	$-	$-

Convertible Notes to Related Party
	March 31, 2017	December 31, 2016
Unsecured, 8% annual rate for one month; if not paid in one month, 4% per month thereafter; convertible at $0.05 per share	30,053	29,791

Unsecured, interest 5% per annum, matures March 30, 2016, and is convertible at $1.25/per share	$310,000	$310,000

Total current portion	$340,053	$339,791

(1)	On November 7, 2016, we entered into a securities purchase agreement with Coastal Investment Partners (the “Lendor”). Pursuant to the agreement, the Lendor provided us with cash proceeds of $125,000 on November 10, 2016. In exchange, we issued a secured convertible promissory note in the principal amount of $138,888.89 (the “$138,888.89 Note”), inclusive of an 8% original issue discount, which bears interest at 8% per annum to the holder. The $138,888.89 Note matures six months from issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $0.12 or the closing price of our common stock on the conversion date. In addition, under the same terms, the company also issued a secured convertible note of $50,000 in consideration of cash proceeds of $10,000 and another secured convertible note of $75,000 in consideration of cash proceeds of $10,000. Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes in consideration of $1 each at any time prior to the maturity date in the event that the $138,888.89 Note is exchanged or converted into a revolving credit facility with Coastal Investment, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility. Discount on the notes was $116,389 and is being amortized over life of the notes.

The fair market value of the potential derivative liability was $365,944, recorded as of December 31, 2016, and was calculated using the binomial method with a volatility rate of 171% and discount interest rate of 0.62%. Derivative liability applied as discount on the notes was $145,000 and is being amortized over the life of the notes. At March 31, 2017, a derivative loss of $365,073 was recorded for the change in fair value.

Subsequent to the quarter ending March 31, 2017, the Lendor provided conversion notice for the $72,500 convertible note dated November 7, 2016. The Company issued 100,000 common shares pursuant to this conversion.

(2)	On December 21, 2016, the Company entered into a convertible note agreement for the principal amount of $74,500 in consideration of cash proceeds of $72,250 received January 10, 2017. The terms are payable at the date of maturity, December 21, 2017, together with interest of 12% per annum. Interest will be accrued and payable at the time of promissory note repayment. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) the closing sale price of the Common Stock on the Trading Day immediately preceding the Closing Date, and (ii) 50% of the lowest sale price for the Common Stock during the twenty five (25) consecutive Trading Days immediately preceding the Conversion Date. Discounts and deferred financing fees on the note were $2,250 and $4,750, respectively, and are being amortized over life of the note.

The fair market value of the potential derivative liability was $413,937 calculated using the binomial method with a volatility rate of 255% and discount interest rate of 0.82%. Derivative liability applied as discount on the notes was $72,250 and is being amortized over the life of the notes. At March 31, 2017, a derivative loss of $123,074 was recorded for the change in fair value.

(3)	On January 18, 2017, the Company issued a convertible promissory note in the principal amount of $75,000. The terms are payable at the date of maturity, October 18, 2017, together with interest of 12% per annum. Interest will be accrued and payable at the time of promissory note repayment. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) 60% multiplied by the lowest Trading Price (representing a discount rate of 40%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price which means 50% multiplied by the lowest Trading Price (representing a discount rate of 50%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Debt issuance costs and deferred financing fees on the note were $4,750 and $2,750, respectively, and are being amortized over life of the note.

The fair market value of the potential derivative liability was $1,005,000 calculated using the binomial method with a volatility rate of 283% and discount interest rate of 0.73%. Derivative liability applied as discount on the notes was $75,000 and is being amortized over the life of the notes. At March 31, 2017, a derivative gain of $43,750 was recorded for the change in fair value.

Note 8 – MEZZANINE EQUITY

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of March 31, 2017 and December 31, 2016. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014. The Series A Shares have no general voting rights and carry a 5% per annum interest rate. Series A Shares that are converted to common shares are entitled to the same voting rights as other common shareholders. At any time on or after the issuance date any holder of Series A Shares may convert to common stock based on predetermined conversion price of $1.25 per share. The preferred shares are recorded in the consolidated financial statements as Mezzanine Equity. The Series A Shares are subject to a redemption obligation pursuant to which the Company must redeem at a price of $1.25 per share the following amounts on the following dates if it is successful in raising financing capital of $2,500,000 as of August 1, 2016, $2,500,000 as of September 1, 2016 and $5,000,000 as of October 1, 2016; 900,000 Series A Shares ($1,250,000) by May 1, 2016, an additional 900,000 Series A Shares ($1,250,000) by June 1, 2016, and the remaining 2,429,384 Series A Shares ($3,136,730) by July 1, 2016.

As of March 31, 2017, 80,000 preferred shares have been purchased by an unrelated third-party and exchanged for 80,000 shares of common stock of DSG Global, Inc.

 Note 9 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 125,000,000 shares of common stock authorized, each having a par value of $0.001, as of March 31, 2017 and December 31, 2016. According to the Share Exchange Agreement dated April 13, 2015, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding common shares of DSG TAG in exchange for the issuance to the subscribing shareholders of up to 20,000,000 shares of our common stock on the basis of 1 common share of DSG Global, Inc. for 5.4935 common shares of DSG TAG. The Company also issued an additional 179,823 common shares to a director of DSG TAG to meet debt agreement obligations.

On December 23, 2017, the Company entered into an investor relations agreement with Chesapeake Group Inc., to assist the Company in all phases of investor relations including broker/dealer relations. The contract will commence on January 3, 2017 and end on July 2, 2017. In consideration for the agreement, the Company is committed to providing 1,800,000 restricted common shares within 10 days of the agreement, plus an additional 450,000 restricted common shares representing a monthly fee of $3,750. These restricted common shares are to be issued in monthly installments of 75,000 restricted common shares on the 2nd of each month beginning on February 2, 2017 and ending on July 2, 2017. As of March 31, 2017, the Company has issued 2,250,000 shares of common stock at a purchase price of $0.051 per common stock satisfying the full terms of the agreement.

There were 32,541,187 and 30,291,187 shares of common stock of the Company issued and outstanding as of March 31, 2017 and December 31, 2016, respectively. Each share of common stock is entitled to one (1) vote.

Shares to be Issued

On March 15, 2017, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to issue 500,000 common shares of the Company at a price of $0.10 per share for aggregate consideration of $50,000. At March 31, 2017, the shares are outstanding to be issued and the funds are included in shares to be issued.

Noncontrolling Interest

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of September 30, 2016 and December 31, 2015. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014. The Series A Shares were not exchanged for securities of DSG Global, Inc. as part of the Share Exchange Agreement. Noncontrolling interest as of March 31, 2017 and December 31, 2016 was $1,476,998 or 16.18% or $1,099,140 or 16.18%, respectively.

Note 10 – RELATED PARTY TRANSACTIONS

On March 31, 2015 the Company entered into an agreement with a marketing firm that is owned by one of the directors of the Company. The terms included cash payment of $17,500 and a note in the amount of $310,000, with 5% interest per annum, convertible at the election of the holder into 248,000 shares of Common Stock of DSG Global, Inc. at a price of $1.25 per share, maturing on March 30, 2016. As of September 30, 2016, it was estimated that approximately 90% of the marketing services related to the agreement have been expensed in the amount of $280,000 and the remaining $30,000 is recorded as a prepaid deposit. As of March 31, 2017, the Director of the Company has filed a notice of default in regard to the related party convertible note on the financial statements of DSG TAG. The note was issued in lieu of marketing services, the note maturity date is March 31, 2016. Adore and DSG TAG are currently in arbitration in regards to this matter. (See Note 17).

On December 16, 2016, a convertible loan was received from a related party in the amount of $30,053 ($40,000 CAD). Interest is 8% annual rate for one month and 4% monthly rate thereafter if not paid in one month. The note is convertible at $0.05 per share. (See Note 7).

Amount due to related parties at March 31, 2017 and December 31, 2016 was $1,539 and $1,526, respectively. The amounts consist of advances to a director and officer of the Company. These amounts are unsecured, non-interest bearing and due on demand.

Note 11 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the three months ended March 31, 2017 and 2016.

Income Tax Expense
	March 31, 2017	March 31, 2016
Current	$-	$-
Deferred	-	-
Total	$-	$-

The following are the components of income before income tax reflected in the Statement of Operations for the three months ended March 31, 2017 and 2016:

Component of Loss Before Income Tax and Noncontrolling Interest
	March 31, 2017	March 31, 2016
Loss before income tax and noncontrolling Interest	$(2,471,875)	$(461,981)
Income Tax	$-	$-
Effective tax rate	0%	0%

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

As of March 31, 2017, the Company had net operating losses, or NOLs, of approximately $29.0 million to offset future taxable income in Canada and the United Kingdom. The deferred tax assets at March 31, 2017 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 12 – GEOGRAPHIC SEGMENT INFORMATION

As a result of the reverse merger on May 6, 2015, the Company operates in three regions: Canada, United Kingdom and the United States of America. All inter-company transactions are eliminated in consolidation. Prior to the merger, the Company operated in two regions.

For the three months ended March 31, 2017 and 2016, geographic segment information is as follows:

For the Three Months ended March 31, 2017

	Canada	United Kingdom	United States	Elimination	Consolidated

Revenue	$248,270	$-	-	$-	$248,270
Cost of Revenue	69,373	132	-	-	69,505
Total Expenses	471,688	131	925	-	472,744
Other Income (Expenses)	(2,184,068)	6,547	(375)	-	(2,177,896)
Noncontrolling Interest	377,858	-	-	-	377,858
Net (Loss) Income	(2,099,001)	6,284	(1,300)	-	(2,094,017)
Assets	464,246	104,363	47,705	(258,614)	357,700
Liabilities	8,144,346	336,696	9,051	(258,614)	8,231,478

For the Three Months ended March 31, 2016

	Canada	United Kingdom	United States	Elimination	Consolidated

Revenue	$210,848	$50,745	$-	$(6,666)	$254,928
Cost of Revenue	67,077	34,137	-	(6,666)	94,548
Total Expenses	450,094	124,297	(1,686)	-	572,705
Other Income (Expenses)	(34,905)	(13,383)	(1,368)	-	(49,656)
Noncontrolling Interest	74,561	-	-	-	74,561
Net (Loss) Income	(266,667)	(121,071)	319	-	(387,420)
Assets	882,634	64,272	67,594	(255,813)	758,687
Liabilities	4,230,811	308,528	11,354	(255,813)	4,294,880

Note 13 – COMMITMENTS AND CONTINGENCIES

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

The annual rent for the premises in Canada is approximately $66,000 CDN or $5,500 CDN a month. For the three months ended March 31, 2017 and 2016, the aggregate rental expense was $17,594 and $17,660, respectively. Rent expense included other amounts paid in Canada for warehouse storage and offices on a month-to-month or as-needed basis.

The Company signed an operating lease agreement through National Leasing for a photocopier. The lease terms are for 60 months commencing on May 22, 2015 and ending April 22, 2020 with a monthly lease payment of approximately $183.

The following table summarizes our future minimum payments under these arrangements as of March 31, 2017:

March 31:
2017	$29,243
2018	2,200
2019	2,200
2020	917
$34,560

Product Warranties

The Company’s product warranty costs are part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for a period of one year. As of March 31, 2017, the Company has set up a reserve for future warranty costs of $112,697. The Company’s past experience with warranty related costs was used as a basis for the reserve. Prior to December 31, 2015 the Company expensed warranty costs as incurred. The warranty expense incurred was $2,624 and $45,217 for the three months ended March 31, 2017 and 2016, respectively.

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

Note 14 – LEGAL MATTERS

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

On October 17, 2016, the Supreme Court of British Columbia made an order in relating to the above discussed lawsuit from a shareholder to recover a loan of CAD$100,000. DSG TAG was ordered to repay the remaining loan plus costs in the amount of $77,589 to the shareholder in 14 monthly payments of $5,500 each plus $589 at the 15th month, starting February 15, 2017. The Company has accrued liabilities related to this matter in the financial statements. As of March 31, 2017, the Company has not yet made any payments.

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

Note 15 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through May 22, 2017, for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

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

On April 7, 2017, the Company issued 500,000 shares of common stock pursuant to the Securities Purchase Agreement dated March 15, 2017 at $0.10 per common share for total consideration of $50,000. Funds were received prior to quarter end and are included in shares to be issued at March 31, 2017.

On April 3, 2017, the Company entered into an agreement to issue 481,836 shares of common stock pursuant to the conversion of a $24,092 CDN convertible note balance at a conversion price of $0.05 per share of common stock. The Company also agreed to issue 43,213 shares of common stock pursuant to the conversion of interest outstanding totaling $2,161 CDN at a conversion price of $0.05 per share of common stock.

On May 4, 2017, the Company approved the conversion of a $150,000 convertible note held by Gemini Holdings, Inc with the Company. Pursuant to this conversion, on May 17, 2017, the Company issued 3,000,000 free-trading shares of common stock to settle the note.

On May 8, 2017, the Company received a notice for the conversion of a $72,500 convertible note held with Coastal Investment Partners. The Company issued 100,000 restricted shares of common stock pursuant to this conversion notice.

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

Results of Operations

We had a net loss of $2,094,017 for the three month period ended March 31, 2017, which was $1,706,597 or 440.5% more than the net loss of $387,420 for the three month period ended March 31, 2016. The primary reason for the increase in net loss is attributable to the $1,854,416 derivative expense recorded in the current quarter end relating to convertible notes.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2017 and 2016:

	Three Months ended		Increase (Decrease)
	March 31, 2017	March 31, 2016	2017 from 2016
	($)	($)	(%)
Revenues	$248,270	$254,928	-2.61%
Cost of revenue	69,505	94,548	-26.49%
Gross profit	178,765	160,380	11.46%

Operating Expenses:
Compensation expense	189,309	195,844	-3.34%
Research and development expense	-	17,037	-100.00%
General and administrative expense	272,987	305,918	-10.76%
Warranty expense	2,624	45,217	-94.20%
Bad Debt	-	3,105	-100.00%
Depreciation and amortization expense	7,824	5,844	33.88%
Total Operating Expenses	472,744	572,705	-17.45%
Loss from operations	(293,979)	(412,325)	-28.7%

Other Income (Expense):
Foreign currency exchange	11,003	72,140	-84.75%
Other (expenses) income	(4,018)	(490)	720.00%
Unrealized gains (losses) on derivative instruments, net	(1,854,714)	-	100%
Finance costs	(330,464)	(121,306)	172.42%
Total Other Expense	(2,177,896)	(49,656)	4285.97%

Provision for income taxes expense (benefit)	-	-	0%
Net loss	(2,471,875)	(461,981)	435.06%
Net loss attributable to noncontrolling interest	377,858	74,561	406.78%
Net loss attributable to DSG Global	$(2,094,017)	$(387,420)	440.50%

Net loss per share (basic and diluted)	(0.067)	(0.013)	-615.38%

Comparison of the three months ended March 31, 2017 and 2016:

Revenue

	For the Three Months Ended March 31,
	2017	2016	% Change

Revenue	$248,270	$254,928	(2.6)%

Revenue decreased by $6,658, or 2.6%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decreases was primarily due to lower sales in 2017 and continued design and redevelopment of our product line.

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

Cost of Revenue

	For the Three Months Ended March 31,
	2017	2016	% Change

Cost of revenue	$69,505	$94,548	(26.5)%

Cost of revenue decreased by $25,043, or 26.5%, for the three months ended March 31, 2017 as compared to the three months March 31, 2016. The table below outlines the differences in detail:

	For the Three Months Ended
	March 31, 2017	March 30, 2016	Difference	% Difference
Cost of Goods	$3,664	$22,667	$(19,003)	(83.8)%
Labour	81	428	(347)	(81.1)%
Mapping & Freight Costs	1,717	3,128	(1,411)	(45.1)%
Wireless Fees	63,911	66,384	(2,473)	(3.7)%
Inventory Write-off/Adjustments	132	1,942	(1,810)	(93.2)%
	$69,505	$94,548	$(25,043)	(26.5)%

For the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, the decrease was primarily due to lower level of equipment sales. As a result, cost of goods decreased by $19,003 for the three months ended March 31, 2017 in comparison to the three months ended March 31, 2016. Installation costs, such as direct labor decreased by $347, mapping and freight costs decreased by $1,411, and wireless fees decreased by $2,473.

Compensation Expense

	For the Three Months Ended March 31,
	2017	2016	% Change

Compensation Expense	$189,309	$195,844	(3.3)%

Compensation expense decreased by $6,535, or 3.3%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease was immaterial.

Research and Development

	For the Three Months Ended March 31,
	2017	2016	% Change

Research and development expense	$-	$17,037	(100)%

Research and development expense increased by $17,037, or 100% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. In order to reduce costs, no research and development occurred during the current quarter ending.

General and Administration Expense

	For the Three Months Ended March 31,
	2017	2016	% Change

General & administration expense	$272,957	$318,664	(14.3)%

General & administration expense increased by $105,853, or 15.9% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The table below outlines the differences in detail:

	For the Three Months Ended
	March 31, 2017	March 31, 2016	Difference	% Difference
Accounting & Legal	$11,870	$21,878	$(10,008)	(45.7)%
Marketing & Advertising	112,311	142,634	(30,323)	(21.3)%
Subcontractor & Commissions	43,708	24,472	19,236	78.6%
Hardware Design	873	12,745	(11,872)	(93.2)%
Office Expense, Rent, Software, Bank & Credit Card Charges, Telephone, Travel, & Meals	104,225	104,189	36	-%
	$272,987	$305,918	$(32,931)	(10.8)%

For the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, the overall decrease in expense is primary related decreases in marketing and advertising of $30,323, as a result of the Company reducing operating costs. Subcontractors and commissions increased by $19,236 due to the hiring of more contract workers. Accounting and legal costs decreased by $10,008 and hardware design decreased by $11,872 both as a result of the Company’s continuing efforts to reduce operating costs.

Warranty Expense

	For the Three Months Ended March 31,
	2017	2016	% Change

Warranty Expense	$2,624	$45,217	(94.2)%

Warranty expense decreased by $42,593, or 94.2% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in warranty expense was mostly due to the additional repairs required because of the technical issues with our touch tablets that we ordered in 2015 from a supplier in China during the quarter ended March 31, 2016. As of March 31, 2017, our balance sheet included a reserve of $112,397 for future warranty costs. No reserve was used in prior periods, and warranty costs were expensed as incurred.

Foreign Currency Exchange

	For the Three Months Ended March 31,
	2017	2016	% Change

Foreign currency exchange	$11,003	$72,140	(84.7)%

For the three months ended March 31, 2017, we recognized a $11,003 gain in foreign currency transaction as compared to $72,140 in foreign currency transaction gain for the three months ended March 31, 2016. The decrease was primarily due to exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

Finance Costs

	For the Three Months Ended March 31,
	2017	2016	% Change

Finance costs	$330,464	$121,306	172.4%

Finance costs increased by $209,158 or 172.4%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase was primarily due to increased interest costs recorded in the current quarter ending on convertible notes payable.

Derivative Expense

	For the Three Months Ended March 31,
	2017	2016	% Change

Unrealized gains (losses) on derivative instruments, net	$1,854,417	$-	100%

Derivative expense increased by $1,854,417 or 100%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due to the triggering of derivative instruments in the current quarter ending on convertible notes payable.

Net Loss Attributable to DSG Global

	For the Three Months Ended March 31,
	2017	2016	% Change

Net loss attributable to DSG Global	$2,094,017	$387,420	440.5%

As a result of the above factors, net loss after noncontrolling interest attributable to DSG Global increased by $1,706,597, or 440.5% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The overall increase was primarily due to increased finance costs and from the recording of derivative expense on convertible notes.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through March 31, 2017, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At March 31, 2017, we had $8,231,478 in outstanding indebtedness, which all matures within the next twelve months.

We had cash in the amount of $0 as of March 31, 2017, as compared to $0 as of March 31, 2016. We had a working capital deficit of $7,930,685 as of March 31, 2017 compared to working capital deficit of $3,666,597 as of March 31, 2016.

Liquidity and Financial Condition

Our financial position as of March 31, 2017 and 2016, and the changes for the periods then ended are as follows:

Working Capital

	At March 31, 2017	At March 31, 2016
Current Assets	$300,793	$628,283
Current Liabilities	$8,231,478	$4,294,880
Working Capital	$(7,930,685)	$(3,666,597)

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	March 31,
	2017	2016

Net cash (used in) provided by operating activities	$(162,804)	$(259,817)
Net cash (used in) provided by investing activities	-	378
Net cash provided by financing activities	197,990	243,919
Net (decrease) increase in cash	35,186	(15,520)
Cash at beginning of period	0.00	0.00
Cash at end of period	$0.00	$0.00

Net Cash (Used in) Provided by Operating Activities. During the three months ended March 31, 2017, cash used in operations totaled $162,804. This reflects the net loss of $2,471,875 less $2,309,071 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by interest on discount of convertible debt of $176,654, non-cash fair value adjustment on derivative of $1,854,416, shares issued for services of $112,500, a decrease in trade receivables of $120,021, and an increase in trade payables of $221,332.

During the three months ended March 31, 2016, cash used in operations totaled $259,817. This reflects a net loss of $461,981 less $202,164 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by $17,706 for notes issued for services, an increase of prepaid expense and deposits of $75,651, an increase of inventory of $37,436, a decrease in trade receivables of 61,117, an increase in trade payables of $117,343, and an increase in deferred revenue of $30,613.

Net Cash (Used in) Provided by Investing Activities. Investing activities reduced cash by $0 in the three months ended March 31, 2017, and increased cash by $378 for the three months ended March 31, 2016.

Net Cash (Used in) Provided by Financing Activities. Net cash from financing activities during the three months ended March 31, 2017 totaled $197,990, mostly from various note and loan facilities entered during the period. Net cash provided by financing activities during the three months ended March 31, 2016 was $243,919 from various note and loan facilities entered during the period.

Outstanding Indebtedness

Our current indebtedness as of March 31, 2017 is comprised of the following. For loans that have expired terms, we are in talks with the lenders to extend them. The company must increase revenue or raise more equity capital to meet the payment obligations.

Our current indebtedness as of March 31, 2017 is comprised of the following:

●	Unsecured loan payable in the amount of $187,829 bearing interest at 15% per annum and due on demand;

●	Unsecured loan payable in the amount of $317,500 bearing interest at 18% per annum;

●	Unsecured note payable in the amount of $45,949, bearing interest at 36% per annum and due on July 20, 2017;

●	Unsecured loan payable in the amount of $57,618 fees for services payable on the original loan amount of 5% by May 6, 2016, 10% payable by June 5, 2016, or 20% payable by July 5, 2016

●	Unsecured loan payable in the amount of $250,000, bearing interest at 10% per annum, with a minimum interest amount of $25,000, and due on July 22, 2016.

●	Secured convertible loan payable in the amount of $924,965, bearing interest at 15.2% per annum and due on December 31, 2015;

●	Unsecured, convertible note payable to related party in the amount of $310,000, bearing interest at 5% per annum and due on March 30, 2016;

●	Unsecured, convertible note payable in the amount of $250,000, bearing interest at 10% per annum and due on February 25, 2016;

●	Unsecured, convertible note payable in the amount of $150,000, bearing interest at 2% per month. Principal plus interest repayable in cash or common shares. Due 45 days from August 5, 2016 or upon filing of registration statement, convertible at $0.27 per share;

●	Senior secured discount convertible note payable in the amount of $261,389, bearing interest at 8% per annum. Repayable in cash or common shares at the lower of (i) twelve cents ($0.12) and (ii) the closing sales price of the Common Stock on the date of conversion and due on May 7, 2017;

●	Unsecured, convertible note payable in the amount of $30,053 (CAD $40,000), bearing interest at 8% annual rate for one month; if not paid by January 15, 2017, bearing interest at 4% per month thereafter; and is convertible at $0.05 per share.

●	Unsecured, convertible note payable in the amount of $74,500 bearing interest at 12% per annum. Repayable in cash or common shares at the lower of (i) current market price and (ii) 50% of the lowest trading price of Common Stock during the 25 Trading Days immediately preceding the date of conversion. Matures on January 3, 2018.

●	Unsecured, convertible note payable in the amount of $75,000 bearing interest at 12% per annum. Repayable in cash or common shares at the lower of (i) three cents and (ii) 50% of the lowest trading price of Common Stock during the 25 Trading Days immediately preceding the date of conversion. Matures on October 18, 2017.

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

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve month period beginning April 1, 2017 to be as follows:

Estimated Expenses for the Twelve Month Period ending March 31, 2018
Management compensation	$500,000
Professional fees	$150,000
General and administrative	$1,900,000
Total	$2,550,000

As noted earlier, during the three months ended March 31, 2017, cash used in operations totaled $162,804. The relatively low level of cash used compared to our estimated working capital needs in the future was the result of an accumulation of vendor payables, customer receivables, and an increasing loan payable balance. We need to reduce the current level of payables in the near future to keep a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $2,550,000 that we require for the next 12 months, we had $0 in cash as of March 31, 2017, and a working capital deficit of $7,930,685. Our principal sources of liquidity are cash generated from product sales. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit		Filed		Filing
Number	Exhibit Description	Form	Exhibit	Date	Herewith

3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1	Form of the Registrant’s common stock certificate				X

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1	Subscription Agreement / Debt Settlement, dated September 26, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.1	08-17-15

10.2	Addendum to Subscription Agreement / Debt Settlement, dated October 7, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.2	08-17-15

10.3	Second Addendum to Subscription Agreement / Debt Settlement, dated April 29, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.3	08-17-15

10.4	Third Addendum to Subscription Agreement / Debt Settlement, dated August 11, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.4	08-17-15

10.5	Letter from Westergaard Holdings Ltd., dated September 1, 2015, extending dates of redemption obligations.	8-K	10.1	09-08-15

10.6	Letter from Westergaard Holdings Ltd., dated November 10, 2015, extending dates of redemption obligations	10-Q	10.1	11-13-15

Exhibit		Filed		Filing
Number	Exhibit Description	Form	Exhibit	Date	Herewith

10.7	Letter from Westergaard Holdings Ltd., dated December 31, 2015, extending dates of redemption obligations	8-K	10.1	03-09-16

10.8	Convertible Note of DSG TAG Systems Inc., dated March 31, 2015, payable to Adore Creative Agency, Inc.	8-K	10.5	08-14-15

10.9	Convertible Note Agreement, dated August 25, 2015, between the Registrant and Jerry Katell, Katell Productions, LLC and Katell Properties, LLC	10-Q	10.2	11-13-15

10.10	Agreement (TAG Touch) dated February 15, 2014 between DSG TAG Systems Inc. and DSG Canadian Manufacturing Corp.	8-K	10.1	05-06-15

10.11	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A.Bosa & Co (Kootenay) Ltd.	10-K	10.11	05-02-16

10.12	Lease agreement (Modified), dated January 21, 2016 and February 1, 2016 between DSG TAG Systems Inc. and Benchmark Group	10-K	10.12	05-02-16

10.13	Loan agreement, dated February 11, 2016 between DSG TAG Systems Inc. and Jeremy Yaseniuk	10-K	10.13	05-02-16

10.14	Loan agreement, dated March 31, 2016 between DSG TAG Systems Inc. and E. Gary Risler	10-K	10.14	05-02-16

10.15	Letter from Westergaard Holdings Ltd., dated April 29, 2016	10-K	10.15	05-20-16

10.16	Security purchase agreement between DSG Global Inc. and Coastal Investment Partners, dated November 7 2016	8-K	10.16	11-15-16

10.17	Letter of Resignation by Board Member Keith Westergaard	10-Q	10.17	12-16-16

21.1	List of Subsidiaries	10-K	21.1	05-02-16

Exhibit		Filed		Filing
Number	Exhibit Description	Form	Exhibit	Date	Herewith

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101*	Interactive Data File

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 22, 2017	DSG Global Inc.
(Registrant)

	By:	/s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

