Form 10-Q
period 2017-06-30
DSG Global Inc.
filed 2017-08-21
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

As August 21, 2017, the issuer had 38,640,656 shares of common stock issued and outstanding.

DSG GLOBAL, INC.
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited consolidated interim financial statements of DSG Global Inc. as at June 30, 2017, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six-month period ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

DSG GLOBAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2017	December 31, 2016
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Trade receivables, net	145,258	90,038
Inventories	72,121	80,573
Funds held in trust	-	-
Prepaid expenses and deposits	64,885	56,076
TOTAL CURRENT ASSETS	282,264	226,687

NON-CURRENT ASSETS
Intangible assets, net	15,988	16,580
Fixed assets, net	2,918	4,741
Equipment on lease, net	25,522	42,763
TOTAL NON-CURRENT ASSETS	44,428	64,084

TOTAL ASSETS	$326,692	$290,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank overdraft	$2,986	$5,316
Trade and other payables	2,954,662	2,568,792
Payable to related party	-	1,526
Deferred revenue	158,117	149,147
Warranty reserve	115,589	111,715
Convertible note payable to related party	310,000	339,791
Loans payable	876,630	866,269
Derivative liability	568,449	365,944
Convertible loans payable	1,596,538	1,398,961
TOTAL CURRENT LIABILITIES	6,582,971	5,807,461

Commitments and contingencies	-	-

MEZZANINE EQUITY
Redeemable Noncontrolling Interest - Preferred Shares	5,286,731	5,286,731

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 125,000,000 shares authorized 37,426,236 and 30,291,187 outstanding at June 30, 2017 and December 31, 2016, respectively.	37,426	30,291
Additional paid in capital	16,542,702	15,982,222
Shares issued as deposit	(220,000)	-
Other accumulated comprehensive income	1,082,045	1,296,652
Accumulated deficit	(27,776,111)	(27,013,446)
Total shareholders’ deficit attributable to DSG Global	(10,333,938)	(9,704,281)
Noncontrolling interest	(1,209,072)	(1,099,140)
TOTAL STOCKHOLDERS’ DEFICIT	(11,543,010)	(10,803,421)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$326,692	$290,771

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue	$434,202	$482,317	$682,472	$737,245
Cost of revenue	135,940	140,519	205,445	235,067
Gross profit	298,262	341,798	477,027	502,178

Operating expenses
Compensation expense	231,086	187,215	420,395	383,059
Research and development expense	-	19,311	-	36,348
General and administration expense	165,472	199,877	438,459	505,796
Warranty expense	4,738	67,155	7,362	112,372
Bad debt	45,377	1,178	45,377	4,283
Depreciation and amortization expense	7,686	22,353	15,510	27,937
Total operating expenses	454,359	497,089	927,103	1,069,795
Loss from operations	(156,097)	(155,291)	(450,076)	(567,617)

Other income (expense)
Foreign currency exchange	149,943	(20,938)	160,946	51,202
Other (expenses) income	(1,401)	(1,053)	(5,419)	(1,543)
Unrealized gains (losses) on derivative instruments, net	1,946,087	-	91,670	-
Finance costs	(339,254)	(173,477)	(669,718)	(294,782)
Total other income (expense)	1,755,375	(195,468)	(422,521)	(245,123)

Loss from continuing operations before income taxes	1,599,278	(350,759)	(872,597)	(812,740)

Provision for income taxes	-	-	-	-

Net income (loss)	1,599,278	(350,759)	(872,597)	(812,740)

Less attributed to non-controlling interest	(267,926)	55,586	109,932	130,147

Net income (loss) attributable to DSG Global	$1,331,352	$(295,173)	$(762,665)	$(682,593)

Net income (loss) per share

Basic and Diluted:
Basic	$0.04	$(0.01)	$(0.02)	$(0.03)
Diluted	$0.04	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	37,430,450	30,291,187	33,428,275	27,103,068
Diluted	37,430,450	30,291,187	33,428,275	27,103,068

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net income (loss)	$1,599,278	$(350,759)	$(872,597)	$(812,740)
Other comprehensive income (loss)

Change in foreign currency translation adjustments	(160,775)	33,130	(210,649)	(167,695)
Comprehensive income (loss)	1,438,503	(317,630)	(1,083,246)	(980,435)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(271,884)	54,264	105,974	127,115

Total comprehensive income (loss) attributable to DSG Global, Inc,	$1,166,619	$(263,365)	$(977,272)	$(853,320)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

				Equity Attributable to Common Shareholders’
			Additional	Shares Issued		Accumulated	Total Deficit Attributable		Total
	Common Stock		Paid in	As	Accumulated	Comprehensive	Common to	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deposit	Deficit	Income	Shareholders’	Interest	Deficit

Balance December 31, 2016	30,291,187	$30,291	$15,982,222	$-	$(27,013,446)	$1,296,652	$(9,704,281)	$(1,099,140)	$(10,803,421)

Shares issued for services	2,250,000	2,250	110,250	-	-	-	112,500	-	112,500
Shares issued for cash	500,000	500	49,500	-	-	-	50,000	-	50,000
Redeemable shares issued for commitment fee	550,000	550	219,450	(220,000)	-	-	-	-	-
Shares issued on conversion of debt	3,835,049	3,835	181,280	-	-	-	185,115	-	185,115
Net (loss) for 2017	-	-	-	-	(762,665)	(214,607)	(977,272)	(109,932)	(1,087,204)

Balance June 30, 2017	37,426,236	$37,426	$16,542,702	$(220,000)	$(27,776,111)	$1,082,045	$(10,333,938)	$(1,209,072)	$(11,543,010)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2017	June 30, 2016

Net loss attributable to the Company	$(872,597)	$(812,740)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,510	27,937
Inventory write-off	1,580	-
Depreciation included in cost of goods sold	5,216	-
Amortization on deferred financing fees	10,015	-
Interest on discount of convertible debt	328,690	-
Non-cash fair value adjustment on derivative	(91,670)	-
Reserve for bad debt	16,140	-
Shares issued for services	112,500	-
Notes issued for services	-	(17,479)
Unrealized foreign exchange	(52,317)	-
(Increase) decrease in assets:
Trade receivables, net	(71,360)	(120,144)
Inventories	6,872	115,044
Funds held in trust	-	3,549
Prepaid expense and deposits	(8,809)	69,008
Related party receivable	-	33,964
Other assets	-	34,058
Increase (decrease) in current liabilities:
Trade payables and accruals	387,484	250,202
Warranty reserve	3,874	-
Deferred revenue	8,970	86,974
Net cash used in operating activities	(199,902)	(329,627)

Cash flows from investing activities
Purchase of property, plant, and equipment	-	(2,524)
Return of equipment on lease	-	1,173
Purchase of intangible assets	-	(823)
Net cash used in investing activities	-	(2,174)

Cash flows from financing activities
Bank overdraft	(2,986)	(16,395)
Proceeds from issuing shares	50,000	-
Payments on notes payable	-	(69,664)
Proceeds from note payable	338,000	387,264
Repayments on related party loans payable	(11,886)
Net cash provided by financing activities	373,128	301,205

Net increase (decrease) in cash and cash equivalents	173,226	(30,596)

Effect of exchange rate changes on cash and cash equivalents	(173,226)	30,596

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at the end of the period	$-	$-

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$22,110	$4,039

Supplemental schedule of non-cash financing activities:
Shares issued for services	$112,500	$-
Shares issued for convertible notes payable	$165,000	$-
Shares issued for convertible related party note payable	$19,615	$-
Returnable shares issued for commitment fee	$220,000	$-
Noncontrolling interest change to mezzanine equity	$-	$-

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2016. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of DSG Global Inc. and its subsidiary DSG Tag Systems, Inc., and its wholly owned subsidiary DSG Tag Systems International, Ltd., collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

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

Exchange (Loss) Gain

During the six months ended June 30, 2017, and 2016, the transactions of the Company and its subsidiaries were denominated in foreign currencies and were recorded in Canadian dollar (CAD), or British Pounds (GBP), at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in Canada. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2017 and December 31, 2016, there were no uninsured balances for accounts in Canada, the United States, and the United Kingdom. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Trade Receivable

All trade receivables are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable trade receivables. The allowance for doubtful accounts as of June 30, 2017, and December 31, 2016 was $16,140 and $47,289, respectively.

Financing Receivables and Guarantees

The Company provides financing arrangements, including operating leases, and financed service contracts for certain qualified customers. Lease receivables primarily represent sales-type and direct-financing leases. Leases typically have two- to three-year terms and are collateralized by a security interest in the underlying assets. The Company makes an allowance for uncollectible financing receivables based on a variety of factors, including the risk rating of the portfolio, macroeconomic conditions, historical experience, and other market factors. At June 30, 2017 and December 31, 2016 management determined that there was no allowance necessary. The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers. The Company could be called upon to make payment under these guarantees in the event of nonpayment to the third party.

Advertising and Promotion Costs

The Company expenses all advertising costs as incurred. Advertising and promotion costs were $119,616 and $170,191 for the six months ended June 30, 2017 and 2016, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of June 30, 2017, and December 31, 2016, inventory only consisted of finished goods.

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

Rental equipment
Tag	5-year useful life
Touch/Text	5-year useful life
Office furniture and equipment	5-year useful life
Computer equipment	3-year useful life

As of June 30, 2017, and December 31, 2016, fixed assets consisted of the following:

	June 30, 2017	December 31, 2016
Furniture and equipment	$21,560	$20,838
Computer equipment	28,352	23,317
Accumulated Depreciation	(46,994)	(39,414)
	$2,918	$4,741

As of June 30, 2017, and December 31, 2016, leased equipment consisted of the following:

	June 30, 2017	December 31, 2016
Tags	$127,198	$122,935
Text	28,113	27,171
Touch	23,287	22,507
Accumulated Depreciation	(153,078)	(129,850)
	$25,522	$42,763

For the three months ended June 30, 2017 and 2016, total depreciation expense was $7,390 and $23,057 for the fixed assets and leased equipment, respectively.

For the six months ended June 30, 2017 and 2016, total depreciation expense was $14,918 and $27,345 for the fixed assets and leased equipment, respectively.

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

The Company’s financial instruments consist of cash, trade receivables, trades payable, loans payable, and convertible notes payable. Other than convertible notes, the fair values of these financial instruments approximate their respective carrying values because of the short maturity of these instruments. The Company determined that the aggregate fair value of loans payable outstanding at June 30, 2017 and December 31, 2016, based on Level 2 inputs in the fair value hierarchy, was equal to their aggregate book value based on the short maturities and current borrowing rates available to the Company.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net income (loss) attributable to DSG Global	$1,331,352	$(295,173)	$(762,665)	$(682,593)

Net income (loss) per share
Basic and Diluted:
Basic	$0.04	$(0.01)	$(0.02)	$(0.03)
Diluted	$0.04	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares used in computing basic and diluted net income (loss) per share:

Basic	37,430,450	30,291,187	33,428,275	27,103,068
Diluted	37,430,450	30,291,187	33,428,275	27,103,068

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

Recently Issued Accounting Pronouncements

For fiscal years beginning after December 15, 2018:

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASC 2017-08 “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) – Premium Amortization on Purchased Callable Debt Securities” an amendment to shorten the amortization period for certain callable debt securities held at a premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount.

For fiscal years beginning after December 15, 2018:

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASC 2017-11 “Earnings Per Share (Topic 260), Distinguishing Liability from Equity (Topic 480), and Derivatives and Hedging (Topic 815) – (i) Accounting for Certain Financial Instruments with Down Round Features (ii) Replace of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments.” The amendments in (i) change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and to help clarify existing disclosure requirements. The amendments in (ii) recharacterize the indefinite deferral of certain provisions and do not have an accounting effect.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $27,776,111 as of June 30, 2017 and had a net loss of $762,665 for the six months ended June 30, 2017.

While the Company is attempting to grow revenues, improve margins, and lower costs, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management is seeking to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

Note 3 – TRADE RECEIVABLES, NET

As of June 30, 2017 and December 31, 2016, trade receivables consist of the following:

	June 30, 2017	December 31, 2016
Trade receivables	$161,398	$137,327
Allowance for bad debt	(16,140)	(47,289)
Total trade receivables, net	$145,258	$90,038

Note 4 – INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Intangible Asset - Patent	$21,253	$21,253
Accumulated Depreciation	(5,265)	(4,673)
	$15,988	$16,580

The estimated useful life of the Patent is 20 years. Patents are amortized on a straight-line basis. For the three months ended June 30, 2017 and 2016, total depreciation expense was $296 and $296, respectively. For the six months ended June 30, 2017 and 2016, total depreciation expense was $592 and $592, respectively.

The following table summarizes our five-year estimated amortization of intangible assets as of June 30, 2017:

June 30,
2017	$1,184
2018	1,184
2019	1,184
2020	1,184
2021	1,184
2022 & Thereafter	10,068
$15,988

Note 5 – TRADE AND OTHER PAYABLES

As of June 30, 2017 and December 31, 2016, trade and other payables consist of the following:

	June 30, 2017	December 31, 2016
Trade payables	$981,744	$940,722
Accrued expenses	423,260	388,331
Accrued interest	1,545,315	1,222,151
Other liabilities	4,343	17,588
Total trade and other payables	$2,954,662	$2,568,792

Note 6 – LOANS PAYABLE

As of June 30, 2017 and December 31, 2016, loans payable consisted of the following:

Loans Payable	June 30, 2017	December 31, 2016

Unsecured, due on demand, interest 15% per annum	$192,649	$186,192
Unsecured, due on demand, interest 36% per annum	47,128	45,548
Unsecured, loan payable, interest 18% per annum	317,500	317,500
Unsecured, loan payable, fee for services payable on the original loan amount of 5% by May 6, 2016, 10% payable by June 5, 2016, or 20% payable by July 5, 2016	69,353	67,029
Unsecured, loan payable, interest 10% per annum, with a minimum interest amount of $25,000, due July 22, 2016.	250,000	250,000

Total current portion	$876,630	$866,269

Note 7 – CONVERTIBLE NOTES

As of June 30, 2017 and December 31, 2016, convertible loans payable consisted of the following:

Convertible Notes

	June 30, 2017	December 31, 2016

Unsecured, interest 15.2% per annum, mature from February 28, 2015 to December 31, 2015. Principal is repayable in cash or Tags units. Convertible at the average closing price of the 60 days period prior to conversion date	$948,700	$916,905

Unsecured, interest 10% per annum. Principal plus interest repayable in cash or common shares due on demand. Convertible at the average closing price of the 60 days period prior to conversion date	250,000	250,000

Unsecured, interest 2% per month. Principal plus interest repayable in cash or common shares. Due 45 days from August 5 2016 or upon filing of registration statement, convertible at $0.27 per share (7)	-	150,000

Senior secured, interest 8% per annum. Principal plus interest repayable in cash or common shares at the lower of (i) twelve cents ($0.12) and (ii) the closing sales price of the Common Stock on the date of conversion (1)	245,889	261,389

Unsecured, interest 12% per annum. Matures 1 year from execution date. Principal plus interest is repayable in cash or common shares at the lower of current market price and 50% of the lowest trading price of Common Stock during the 25 Trading Days immediately preceding conversion (2)	74,500	-

Unsecured, interest 12% per annum. Matures on October 18, 2017. Principal is repayable in cash or common shares at the lower of (i) three cents ($0.03) and (ii) 50% of the lowest trading price during the 25 Trading Days immediately preceding the date of conversion (3)	75,000	-

Unsecured, interest 10% per annum. Matures on October 3, 2017. Principal is repayable in cash or common shares at the lower of (i) six cents ($0.06) (ii) 55% of the lowest trading price during the 25 Trading Days immediately preceding the date of conversion (4)	110,000	-

Unsecured, interest 10% per annum. Matures on December 5, 2017. Principal is repayable in cash or common shares at the lower of (i) eight cents ($0.08) (ii) 55% of the lowest trading price during the 25 Trading Days immediately preceding the date of conversion (5)	110,000	-

Less: debt discount (1-5)	(203,131)	(179,333)
Less: deferred financing fees (2-5)	(14,420)	-

Total	$1,596,538	$1,398,961
Current portion	1,596,538	1,398,961
Long term portion	$-	$-

Convertible Notes to Related Party
	June 30, 2017	December 31, 2016
Unsecured, 8% annual rate for one month; if not paid in one month, 4% per month thereafter; convertible at $0.05 per share (6)	-	29,791

Unsecured, interest 5% per annum, matures March 30, 2016, and is convertible at $1.25/per share	$310,000	$310,000

Total current portion	$310,000	$339,791

16

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

On May 7, 2017, the Company triggered an event of default, under Section 6(a)(i) of the convertible note agreement with the Lendor dated November 7, 2016, by failing to repay the full principal amount and all accrued interest. The entire principal amount of the loan is due on demand and shall continue to accrue interest at an increased rate of 1.5% per month (18% per annum) or the maximum rate permitted under applicable law until the note is repaid in full.

On May 8, 2017, the Lendor provided conversion notice for $5,000 of the $72,500 convertible note dated November 7, 2016. The Company issued 100,000 common shares at a conversion price of $0.05 pursuant to this conversion.

On May 24, 2017, the Lendor provided conversion notice for $10,500 of the $72,500 convertible note dated November 7, 2016. The Company issued 210,000 common shares at a conversion price of $0.05 pursuant to this conversion.

On May 25, 2017, the Lendor provided conversion notice for the remaining principal $57,000 of the $72,500 convertible note dated November 7, 2016. This conversion was not processed by the Company’s transfer agent due to direction from the Company not to honor any further conversion notices from the Lendor. In response, the Company received legal notification pursuant to the refusal to process further conversion notices, see note 14.

The fair market value of the potential derivative liability was $365,944, recorded as of December 31, 2016, and was calculated using the binomial method with a volatility rate of 171% and discount interest rate of 0.62%. Derivative liability applied as discount on the notes was $145,000 and is being amortized over the life of the notes. As at June 30, 2017, a derivative gain of $218,411 was recorded for the change in fair value.

(2)	On December 21, 2016, the Company entered into a convertible note agreement for the principal amount of $74,500 in consideration of cash proceeds of $72,250 received January 10, 2017. The terms are payable at the date of maturity, December 21, 2017, together with interest of 12% per annum. Interest will be accrued and payable at the time of promissory note repayment. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) the closing sale price of the Common Stock on the Trading Day immediately preceding the Closing Date, and (ii) 50% of the lowest sale price for the Common Stock during the twenty-five (25) consecutive Trading Days immediately preceding the Conversion Date. Discounts and deferred financing fees on the note were $2,250 and $4,750, respectively, and are being amortized over life of the note.

The fair market value of the potential derivative liability was $413,937 calculated using the binomial method with a volatility rate of 255% and discount interest rate of 0.82%. Derivative liability applied as discount on the notes was $72,250 and is being amortized over the life of the notes. As at June 30, 2017, a derivative gain of $399,022 was recorded for the change in fair value.

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

The fair market value of the potential derivative liability was $1,005,000 calculated using the binomial method with a volatility rate of 283% and discount interest rate of 0.73%. Derivative liability applied as discount on the notes was $75,000 and is being amortized over the life of the notes. As at June 30, 2017, a derivative gain of $949,250 was recorded for the change in fair value.

(4)	On April 3, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. The terms are payable at the date of maturity, October 3, 2017, together with interest of 10% per annum. Interest will be accrued and payable at the time of promissory note repayment. In connection with the issuance of this convertible promissory note, the Borrower shall issue 550,000 shares of common stock as a commitment fee provided, however, these shares must be returned if the Note is fully repaid and satisfied prior to the date which is 180 days following the issuance. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) 55% multiplied by the lowest Trading Price (representing a discount rate of 45%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Alternate Conversion Price which means 55% multiplied by the lowest Trading Price (representing a discount rate of 50%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Deferred financing fees on the note were $10,000 and are being amortized over the life of the note.

The fair market value of the potential derivative liability was $653,200 calculated using the binomial method with a volatility rate of 372% and discount interest rate of 0.92%. Derivative liability applied as discount on the notes was $100,000 and is being amortized over the life of the notes. As at June 30, 2017, a derivative gain of $653,200 was recorded for the change in fair value.

(5)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. The terms are payable at the date of maturity, December 5, 2017, together with interest of 10% per annum. Interest will be accrued and payable at the time of promissory note repayment. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) 55% multiplied by the lowest Trading Price (representing a discount rate of 45%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Alternate Conversion Price which means 55% multiplied by the lowest Trading Price (representing a discount rate of 50%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Deferred financing fees on the note were $7,000 and are being amortized over the life of the note.

The fair market value of the potential derivative liability was $118,600 calculated using the binomial method with a volatility rate of 362% and discount interest rate of 1.06%. Derivative liability applied as discount on the notes was $103,000 and is being amortized over the life of the notes. As at June 30, 2017, a derivative gain of $118,600 was recorded for the change in fair value.

(6)	On April 3, 2017, this related party convertible debenture and all unpaid interest and penalties was settled in cash of $45,500 CDN and the issuance of 525,049 shares of common stock pursuant to a debt settlement and subscription agreement as described in note 9.

(7)	On May 17, 2017, this convertible debenture was settled in 3,000,000 shares of common stock pursuant to a debt settlement and subscription agreement as described in note 9.

Note 8 – MEZZANINE EQUITY

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of June 30, 2017 and December 31, 2016. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014. The Series A Shares have no general voting rights and carry a 5% per annum interest rate. Series A Shares that are converted to common shares are entitled to the same voting rights as other common shareholders. At any time on or after the issuance date any holder of Series A Shares may convert to common stock based on predetermined conversion price of $1.25 per share. The preferred shares are recorded in the consolidated financial statements as Mezzanine Equity. The Series A Shares are subject to a redemption obligation pursuant to which the Company must redeem at a price of $1.25 per share the following amounts on the following dates if it is successful in raising financing capital of $2,500,000 as of August 1, 2016, $2,500,000 as of September 1, 2016 and $5,000,000 as of October 1, 2016; 900,000 Series A Shares ($1,250,000) by May 1, 2016, an additional 900,000 Series A Shares ($1,250,000) by June 1, 2016, and the remaining 2,429,384 Series A Shares ($3,136,730) by July 1, 2016.

As of June 30, 2017, 80,000 preferred shares have been purchased by an unrelated third-party and exchanged for 80,000 shares of common stock of DSG Global, Inc.

Note 9 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 125,000,000 shares of common stock authorized, each having a par value of $0.001, as of June 30, 2017 and December 31, 2016. According to the Share Exchange Agreement dated April 13, 2015, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding common shares of DSG TAG in exchange for the issuance to the subscribing shareholders of up to 20,000,000 shares of our common stock on the basis of 1 common share of DSG Global, Inc. for 5.4935 common shares of DSG TAG. The Company also issued an additional 179,823 common shares to a director of DSG TAG to meet debt agreement obligations.

On December 23, 2016, the Company entered into an investor relations agreement with Chesapeake Group Inc., to assist the Company in all phases of investor relations including broker/dealer relations. The contract commenced on January 3, 2017 and will end on July 2, 2017. In consideration for the agreement, the Company is committed to providing 1,800,000 restricted common shares within 10 days of the agreement, plus an additional 450,000 restricted common shares representing a monthly fee of $3,750. These restricted common shares are to be issued in monthly installments of 75,000 restricted common shares on the 2nd of each month beginning on February 2, 2017 and ending on July 2, 2017. On February 15, 2017, the Company has issued 2,250,000 shares of common stock at a purchase price of $0.051 per common stock satisfying the full terms of the agreement.

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

On April 6, 2017, the Company issued 550,000 shares of common stock as a commitment fee, pursuant to the terms of the convertible promissory note issued on April 3, 2017, see note 7. These shares are contingently redeemable, at the issuers control, pursuant to the agreement that the shares must be returned if the Note is fully repaid and satisfied prior to the date which is 180 days following the issuance.

On April 7, 2017, the Company issued 500,000 shares of common stock pursuant to the Securities Purchase Agreement dated March 15, 2017 at $0.10 per common share for total consideration of $50,000.

On May 4, 2017, the Company approved the conversion of a $150,000 convertible note held by Gemini Holdings, Inc with the Company. Pursuant to this conversion, on May 17, 2017, the Company issued 3,000,000 free-trading shares of common stock to settle the note at a price of $0.05 per common share.

On May 8, 2017, the Company received a notice for the conversion of $5,000 of a $72,500 convertible note held with Coastal Investment Partners. The Company issued 100,000 restricted shares of common stock pursuant to this conversion notice at a price of $0.05 per common share.

On May 8, 2017, the Company received a notice for the conversion of $10,500 of a $72,500 convertible note held with Coastal Investment Partners. The Company issued 210,000 restricted shares of common stock pursuant to this conversion notice.

There were 37,426,236 and 30,291,187 shares of common stock of the Company issued and outstanding as of June 30, 2017 and December 31, 2016, respectively. Each share of common stock is entitled to one (1) vote.

Noncontrolling Interest

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of June 30, 2017 and December 31, 2016. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014. The Series A Shares were not exchanged for securities of DSG Global, Inc. as part of the Share Exchange Agreement. Noncontrolling interest as of June 30, 2017 and December 31, 2016 was $1,209,072 or 16.18% or $1,099,140 or 16.18%, respectively.

Note 10 – RELATED PARTY TRANSACTIONS

On March 31, 2015 the Company entered into an agreement with a marketing firm that is owned by one of the directors of the Company. The terms included cash payment of $17,500 and a note in the amount of $310,000, with 5% interest per annum, convertible at the election of the holder into 248,000 shares of Common Stock of DSG Global, Inc. at a price of $1.25 per share, maturing on March 30, 2016. As of September 30, 2016, it was estimated that approximately 90% of the marketing services related to the agreement have been expensed in the amount of $280,000 and the remaining $30,000 is recorded as a prepaid deposit. As of June 30, 2017, the Director of the Company has filed a notice of default in regard to the related party convertible note on the financial statements of DSG TAG. The note was issued in lieu of marketing services, the note maturity date is March 31, 2016. Adore and DSG TAG are currently in arbitration in regard to this matter. (See Note 13).

On December 16, 2016, a convertible loan was received from a related party in the amount of $30,053 ($40,000 CAD). Interest is 8% annual rate for one month and 4% monthly rate thereafter if not paid in one month. The note is convertible at $0.05 per share. On April 3, 2017, this Note was settled in full, including all accrued interest and penalties, for cash of $45,500 CDN and the issuance of 525,049 shares of common stock pursuant to a debt settlement and subscription agreement as described in note 9.

Amounts due to related parties at June 30, 2017 and December 31, 2016 was $0 and $1,526, respectively. The amounts consist of advances to a director and officer of the Company. These amounts are unsecured, non-interest bearing and due on demand.

Note 11 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the three and six months ended June 30, 2017 and 2016.

Income Tax Expense

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

The following are the components of income (loss) before income tax reflected in the Statement of Operations for the three and six months ended June 30, 2017 and 2016:

Component of Income (Loss) Before Income Tax and Noncontrolling Interest

	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
Income (loss) before income tax and noncontrolling Interest	$1,599,278		$(350,759)		$(872,597)		$(812,740)
Income Tax	$-		$-		$-		$-
Effective tax rate		%		%		%		%

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

As of June 30, 2017, the Company had net operating losses, or NOLs, of approximately $28.0 million to offset future taxable income in Canada and the United Kingdom. The deferred tax assets at June 30, 2017 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 12 – COMMITMENTS AND CONTINGENCIES

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

The annual rent for the premises in Canada is approximately $66,000 CDN or $5,500 CDN a month. For the six months ended June 30, 2017 and 2016, the aggregate rental expense was $34,971 and $35,670, respectively. Rent expense included other amounts paid in Canada for warehouse storage and offices on a month-to-month or as-needed basis.

The Company signed an operating lease agreement through National Leasing for a photocopier. The lease terms are for 60 months commencing on May 22, 2015 and ending April 22, 2020 with a monthly lease payment of approximately $183.

The following table summarizes our future minimum payments under these arrangements as of June 30, 2017:

June 30:
2017	$11,731
2018	2,200
2019	2,200
2020	917
$17,048

Product Warranties

The Company’s product warranty costs are part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for a period of one year. As of June 30, 2017, the Company has set up a reserve for future warranty costs of $115,589. The Company’s past experience with warranty related costs was used as a basis for the reserve. Prior to December 31, 2015 the Company expensed warranty costs as incurred. The warranty expense incurred was $7,362 and $112,372 for the six months ended June 30, 2017 and 2016, respectively.

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

Note 13 – LEGAL MATTERS

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

On October 17, 2016, the Supreme Court of British Columbia made an order in relating to the above discussed lawsuit from a shareholder to recover a loan of CAD$100,000. DSG TAG was ordered to repay the remaining loan plus costs in the amount of $77,589 to the shareholder in 14 monthly payments of $5,500 each plus $589 at the 15th month, starting February 15, 2017. The Company has accrued liabilities related to this matter in the financial statements. As of June 30, 2017, the Company has not yet made any payments.

A Director of the Company, representing their company Adore Creative Agency Inc. (Adore) has filed a notice of default in regards to the related party convertible note on the financial statements of DSG TAG. The note was issued in lieu of marketing services, the note maturity date is March 31, 2016. Adore and DSG TAG are currently in arbitration in regards to this matter.

On September 7, 2016, a vendor has filed a Complaint for Damage in Florida (Case Number: CACE-16-016663) to recover unpaid invoice amount of $27,335 plus interest. The invoice was not paid due to a dispute that DSG TAG did not think that vendor had delivered the service according to the agreement between the two parties. On May 31, 2017, the Company was ordered to repay the total invoice amount of $22,396 plus interest of $7,722 as well as costs and reasonable attorney fees incurred in this action totaling $9,971. The Company has accrued liabilities related to this matter in the financial statements. As of June 30, 2017, the Company not yet made any payments.

On May 31, 2017, in response to the Company’s refusal to process further conversion notices, the Company received legal notice that a lendor of the Company would be commencing all collection efforts to recover convertible loans of $245,889. The letter also served as notice of an obligation to maintain all documents and records, including electronic information.

Note 14 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through August 21, 2017, for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

On July 17, 2017, the Company issued a convertible promissory note in the principal amount of $135,000. The terms are payable on demand of the Holder at any time on or after the date of maturity July 17, 2018, together with interest of 10% per annum accruing daily and, after maturity, compound quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal and accrued interest into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price (representing a discount rate of 45%) during the previous twenty (20) trading days to the date of a Conversion Notice; or (ii) six point one cents ($0.061). In the event that the number of shares reserved with the Transfer Agent in consideration for this note is not increased to 22,000,000 shares by November 1, 2017, the conversion price shall change ot the lower of (i) 45% multiplied by the lowest trading price (representing a discount rate of 55%) during the period thirty (30) days to the date of a conversion Notice; or (ii) six point one cents ($0.061).

On August 16, 2017, the Company issued a Convertible note in the principal amount of $110,250. Interest is accrued at 8% per annum and the note is due on August 16, 2018. The holder of the note is entitled at any time after the six month anniversary of the note to convert into shares of the Company’s common stock at a price for reach share of common stock equal to 58% of the lowest trading price of the common stock for the ten prior trading days. The Company may pay back the principle at anytime, but will incur certain premiums.

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

Following the initial closing of the share exchange agreement and through October 22, 2015, we acquired an additional 101,200 shares of common stock of DSG TAG Systems from shareholders who became parties to the share exchange agreement, and issued to these shareholders an aggregate of 18,422 shares of our common stock. Following completion of these additional purchases, DSG Global owns approximately 100% of the issued and outstanding shares of common stock of DSG TAG Systems. An aggregate of 4,229,384 shares of Series A Convertible Preferred Stock of DSG TAG Systems continues to be held by Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a former member of our board of directors.

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

Results of Operations

We had a net income of $1,331,352 for the three-month period ended June 30, 2017, which was $1,644,251 or 557.0% more than the net loss of $295,173 for the three-month period ended June 30, 2016. The primary reason for the net income compared to the net loss in the prior period is attributable to the $1,946,087 derivative gain recorded in the current quarter end relating to the change in fair value on convertible notes.

We had a net loss of $744,939 for the six-month period ended June 30, 2017, which was $62,346 or 9.1% more than the net loss of $682,593 for the six-month period ended June 30, 2016. The primary reason for the increase in net loss is attributable to the increase of $389,205 in finance costs in the current six months ended relating to convertible notes and partially offset by decreases in operating expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three and six-month periods ended June 30, 2017 and 2016:

	Three Months ended	Three Months ended	Increase (Decrease) 2017 from	Six Months ended	Six Months ended	Increase (Decrease) 2017 from
	30-Jun-17	30-Jun-16	2016	30-Jun-17	30-Jun-16	2016
	($)	($)	(%)	($)	($)	(%)
Revenues	$434,202	$482,317	-9.98%	$682,472	$737,245	-7.43%
Cost of revenue	135,940	140,519	-3.26%	205,445	235,067	-12.60%
Gross profit	298,262	341,798	-12.74%	477,027	502,178	-5.01%

Operating Expenses:
Compensation expense	231,086	187,215	23.43%	420,395	383,059	9.75%
Research and development expense	-	19,311	-100.00%	-	36,348	-100.00%
General and administrative expense	165,472	199,877	-17.21%	438,459	505,796	-13.31%
Warranty expense	4,738	67,155	-92.94%	7,362	112,372	-93.45%
Bad Debt	45,377	1,178	3,752.04%	45,377	4,283	959.47%
Depreciation and amortization expense	7,686	22,353	-65.62%	15,510	27,937	-44.48%
Total Operating Expenses	454,359	497,089	-8.60%	927,103	1,069,745	-13.34%
Loss from operations	(156,097)	(155,291)	-0.52%	(450,076)	(567,617)	-20.71%

Other Income (Expense):
Foreign currency exchange	149,943	(20,938)	-816.13%	160,946	51,202	214.34%
Other (expenses) income	(1,401)	(1,053)	33.05%	(5,419)	(1,543)	251.20%
Unrealized gain (loss) on derivative instruments, net	1,946,087		100.00%	91,670		100.00%
Finance costs	(339,254)	(173,477)	95.56%	(669,718)	(294,782)	127.19%
Total Other Income (Expense)	1,755,375	(195,468)	-998.04%	(422,521)	(245,123)	72.37%

Provision for income taxes expense (benefit)	-	-	-	-	-	-
Net income (loss)	1,599,278	(350,759)	-555.95%	(872,597)	(812,740)	7.36%
Net income (loss) attributable to noncontrolling interest	(267,926)	55,586	-582.00%	109,932	130,147	-15.53%
Net income (loss) attributable to DSG Global	$1,331,352	$(295,173)	-551.04%	$(762,665)	$(682,593)	11.73%

Net income (loss) per share (basic and diluted)	0.04	(0.01)	-500.00%	(0.02)	(0.03)	-33.33%

Comparison of the three and six months ended June 30, 2017 and 2016:

Revenue

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change

Revenue	$434,202	$482,317	(10.0)%	$682,472	$737,245	(7.4)%

Revenue decreased by $48,115 or 10.0%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Revenue decreased by $54,773, or 7.4%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease was primarily due to lower sales in 2017 and continued design and redevelopment of our product line.

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

Cost of Revenue

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change

Cost of revenue	$135,940	$140,519	(3.3)%	$205,445	$235,067	(12.6)%

Cost of revenue decreased by $4,579, or 3.3%, for the three months ended June 30, 2017 as compared to the three months June 30, 2016. The table below outlines the differences in detail:

	For the Three Months Ended
	June 30, 2017	June 30, 2016	Difference	% Difference
Cost of Goods	$56,365	$26,312	$30,053	114.2%
Labour	-	-	-	0.0%
Mapping & Freight Costs	8,845	6,797	2,048	30.1%
Wireless Fees	69,282	83,366	(14,084)	(16.9)%
Inventory Write-off/Adjustments	1,448	24,044	(22,596)	(94.0)%
	$135,9401	$140,519	$(4,578)	(3.3)%

For the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, the overall decrease was primarily due to lower level of rental and service revenues. As a result, cost of goods increased by $30,053 for the three months ended June 30, 2017 in comparison to the three months ended June 30, 2016 while installation costs such as wireless fees decreased by $14,084 and inventory write-offs decreased by $22,596 due to higher product sales. Depreciation of $5,216 included directly in cost of goods sold related to a cancelled equipment rental agreement also contributed to the increase in cost of goods sold as the equipment was refurbished and utilized in a new installation.

Cost of revenue decreased by $29,622, or 12.6%, for the six months ended June 30, 2017 as compared to the six months June 30, 2016. The table below outlines the differences in detail:

	June 30, 2017	June 30, 2016	Difference	% Difference
Cost of Goods	$60,029	$48,979	$11,050	22.6%
Labour	81	-	81	100.0%
Mapping & Freight Costs	10,562	10,352	210	2.0%
Wireless Fees	133,193	149,750	(16,557)	(11.1)%
Inventory Write-off/Adjustments	1,580	25,986	(24,406)	(93.9)%
	$205,445	$235,067	$(29,622)	(12.6)%

For the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, the overall decrease was primarily due to lower level of rental and service revenues. As a result, cost of goods increased by $11,050 for the six months ended June 30, 2017 in comparison to the six months ended June 30, 2016 while installation costs such as wireless fees decreased by $16,557 and inventory write-offs decreased by $24,406 due to higher product sales.

Compensation Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change

Compensation Expense	$231,086	$187,215	23.4%	$420,395	$383,059	9.7%

Compensation expense increased by $43,871, or 23.4%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Compensation expense increased by $37,336, or 9.7%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The overall increase was due to the hiring of more contract workers. Subcontractor’s and contractors’ wages increased by $72,710 for the six months ending June 30, 2017.

Research and Development

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change

Research and development expense	$0	$19,311	(100.0)%	$0	$36,348	(100.0)%

Research and development expense decreased by $19,311, or 100% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Research and development expense decreased by $36,348, or 100% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. In order to reduce costs, no research and development occurred during the fiscal year.

General and Administration Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	% Change	$ Change	2017	2016	% Change	$ Change

General & administration expense	$165,472	$199,877	(17.2)%	(34,405)	$438,459	$505,796	(13.3)%	(67,337)

General & administration expense decreased by $34,453 or 17.2% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The table below outlines the differences in detail:

	For the Three Months Ended
	June 30, 2017	June 30, 2016	Difference	% Difference
Accounting & Legal	$14,057	$28,738	$(14,681)	(51.1)%
Marketing & Advertising	17,395	24,713	(7,318)	(29.6)%
Subcontractor & Commissions	38,128	20,041	18,087	90.2%
Hardware Design	373	412	(39)	(9.6)%
Office Expense, Rent, Software, Bank & Credit Card Charges, Telephone, Travel, & Meals	95,520	125,973	(30,453)	(24.2)%
	$165,472	$199,877	$(34,405)	(17.2)%

For the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, the overall decrease in expenses is primary related to decreases in accounting and legal of $14,681 or 51.1%. Subcontractors and commissions increased by $18,087 due to the hiring of more contract workers. Office expenses, travel, and other miscellaneous operational expenses also decreased by $30,453 or 24.2% as a result of the Company’s continuing efforts to reduce operating costs.

General & administration expense decreased by $67,337 or 13.3% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The table below outlines the differences in detail:

	For the Six Months Ended
	June 30, 2017	June 30, 2016	Difference	% Difference
Accounting & Legal	$25,927	$47,772	$(21,845)	(45.7)%
Marketing & Advertising	119,616	170,191	(50,575)	(29.7)%
Subcontractor & Commissions	81,836	44,513	37,323	83.8%
Hardware Design	1,246	13,157	(11,911)	(90.5)%
Office Expense, Rent, Software, Bank & Credit Card Charges, Telephone, Travel, & Meals	209,835	230,163	(20,328)	(8.8)%
	$438,459	$505,796	$(67,337)	(13.3)%

For the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, the overall decrease in expenses is primary related to decreases in accounting and legal of $21,845 or 45.7%, marketing and advertising of $50,575 or 29.7%, as a result of the Company reducing operating costs. Subcontractors and commissions increased by $37,323 due to the hiring of more contract workers. Hardware design decreased by $11,911 and office and other operational expenses decreased by $20,328 both as a result of the Company’s continuing efforts to reduce operating costs.

Warranty Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change

Warranty Expense	$4,738	$67,155	(92.9)%	$7,362	$112,372	(93.4)%

Warranty expense decreased by $62,417, or 92.9% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The decrease in warranty expense was mostly due to the additional repairs required because of the technical issues with our touch tablets that we ordered in 2015 from a supplier in China during the quarter ended June 30, 2016.

Warranty expense decreased by $105,010 or 93.4% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease in warranty expense was mostly due to the additional repairs required because of the technical issues with our touch tablets that we ordered in 2015 from a supplier in China during the quarter ended June 30, 2016.

As of June 30, 2017, our balance sheet included a reserve of $115,589 for future warranty costs. No reserve was used in prior periods, and warranty costs were expensed as incurred.

Foreign Currency Exchange

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	% Change	$ Change	2017	2016	% Change	$ Change

Foreign currency exchange gain (loss)	$149,943	$(20,938)	(816.1)%	170,881	$160,946	$51,202	214.3%	109,744

For the three months ended June 30, 2017, we recognized a $149,943 gain in foreign currency transaction as compared to $20,938 in foreign currency transaction loss for the three months ended June 30, 2016. The increase in gain was primarily due to unrealized exchange gains on the change in derivative liabilities for the three months ending June 30, 2017 due to exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

For the six months ended June 30, 2017, we recognized a $160,946 gain in foreign currency transaction as compared to $51,202 in foreign currency transaction gain for the six months ended June 30, 2016. The increase in gain was due to exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

Finance Costs

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	% Change	$ Change	2017	2016	% Change	$ Change

Finance costs	$339,254	$173,477	95.6%	165,777	$669,718	$294,782	127.2%	374,936

Finance costs increased by $165,777 or 95.6%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Finance costs increased by $374,936 or 127.2%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase was primarily due to increased interest costs recorded in the current period ending on convertible notes payable.

Derivative Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Unrealized gain (loss) on derivative	$1,946,087	$-	100.0%	$91,670	$-	100.0%

Derivative expense increased by $1,943,087 or 100%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 due to the change in fair value as of June 30, 2017 triggering of unrealized gains on derivative instruments in the current quarter ending on convertible notes payable. The change in fair value was impacted heavily due to the volatility in the Company’s stock price.

Derivative expense increased by $91,670 or 100%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due to the triggering of derivative instruments in the current quarter ending on convertible notes payable netted against the change in fair value on derivative instruments as of June 30, 2017.

Net Loss Attributable to DSG Global

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	% Change	$ Change	2017	2016	% Change	$ Change

Net income (loss) attributable to	$1,331,352	$(295,173)	(551.0)%	1,626,525	$(762,665)	$(682,593)	11.7%	(80,072)

As a result of the above factors, net income after noncontrolling interest attributable to DSG Global increased by $1,626,525 or 551.0% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The overall increase was primarily due to unrealized gains on derivative expense and from the change in fair value as at June 30, 2017.

As a result of the above factors, net loss after noncontrolling interest attributable to DSG Global increased by $80,072 or 11.7% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The overall increase was primarily due to increased finance costs and from the recording of derivative expense on convertible notes.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through June 30, 2017, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At June 30, 2017, we had $6,558,533 in outstanding indebtedness, which all matures within the next twelve months.

We had cash in the amount of $0 as of June 30, 2017, as compared to $0 as of June 30, 2016. We had a working capital deficit of $6,278,962 as of June 30, 2017 compared to working capital deficit of $3,963,750 as of June 30, 2016.

Liquidity and Financial Condition

Our financial position as of June 30, 2017 and 2016, and the changes for the periods then ended are as follows:

Working Capital

	At June 30, 2017	At June 30, 2016
Current Assets	$282,264	$565,500
Current Liabilities	$6,582,971	$4,529,250
Working Capital	$(6,300,707)	$(3,963,750)

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	June 30,
	2017	2016

Net cash (used in) provided by operating activities	$(199,902)	$(329,627)
Net cash (used in) provided by investing activities	-	(2,174)
Net cash provided by financing activities	373,128	301,205
Net (decrease) increase in cash	173,226	(30,596)
Cash at beginning of period	0.00	0.00
Cash at end of period	$0.00	$0.00

Net Cash (Used in) Provided by Operating Activities. During the six months ended June 30, 2017, cash used in operations totaled $199,902. This reflects the net loss of $872,598 less $672,696 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by interest on discount of convertible debt of $328,690, non-cash fair value adjustment on derivative of $91,670, shares issued for services of $112,500, an increase in trade receivables of $71,360 and an increase in trade payables of $387,485.

During the six months ended June 30, 2016, cash used in operations totaled $329,627. This reflects a net loss of $812,740 less $483,113 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by $17,479 for notes issued for services, an increase of prepaid expense and deposits of $69,008, an increase of inventory of $115,044, an increase in trade receivables of $120,144, an increase in trade payables of $250,202, and an increase in deferred revenue of $86,974.

Net Cash (Used in) Provided by Investing Activities. Investing activities reduced cash by $0 in the six months ended June 30, 2017, and decreased cash by $2,174 for the six months ended June 30, 2016.

Net Cash (Used in) Provided by Financing Activities. Net cash from financing activities during the six months ended June 30, 2017 totaled $373,128, mostly from various note and loan facilities entered during the period. Net cash provided by financing activities during the six months ended June 30, 2016 was $301,205 from various note and loan facilities entered during the period.

Outstanding Indebtedness

Our current indebtedness as of June 30, 2017 is comprised of the following. For loans that have expired terms, we are in talks with the lenders to extend them. The company must increase revenue or raise more equity capital to meet the payment obligations.

Our current indebtedness as of June 30, 2017 is comprised of the following:

●	Unsecured loan payable in the amount of $192,649 bearing interest at 15% per annum and due on demand;

●	Unsecured loan payable in the amount of $317,500 bearing interest at 18% per annum;

●	Unsecured note payable in the amount of $47,128, bearing interest at 36% per annum and due on July 20, 2017;

●	Unsecured loan payable in the amount of $69,353 fees for services payable on the original loan amount of 5% by May 6, 2016, 10% payable by June 5, 2016, or 20% payable by July 5, 2016

●	Unsecured loan payable in the amount of $250,000, bearing interest at 10% per annum, with a minimum interest amount of $25,000, and due on July 22, 2016.

●	Secured convertible loan payable in the amount of $948,700, bearing interest at 15.2% per annum and due on December 31, 2015;

●	Unsecured, convertible note payable to related party in the amount of $310,000, bearing interest at 5% per annum and due on March 30, 2016;

●	Unsecured, convertible note payable in the amount of $250,000, bearing interest at 10% per annum and due on February 25, 2016;

●	Senior secured discount convertible notes payable in the amount of $245,889, bearing interest at 8% per annum. Repayable in cash or common shares at the lower of (i) twelve cents ($0.12) and (ii) the closing sales price of the Common Stock on the date of conversion and due on May 7, 2017. Currently in default, due and payable on demand, and bearing interest at an increased rate of 18% per annum;

●	Unsecured, convertible note payable in the amount of $74,500 bearing interest at 12% per annum. Repayable in cash or common shares at the lower of (i) current market price and (ii) 50% of the lowest trading price of Common Stock during the 25 Trading Days immediately preceding the date of conversion. Matures on January 3, 2018.

●	Unsecured, convertible note payable in the amount of $75,000 bearing interest at 12% per annum. Repayable in cash or common shares at the lower of (i) three cents and (ii) 50% of the lowest trading price of Common Stock during the 25 Trading Days immediately preceding the date of conversion. Matures on October 18, 2017.

●	Unsecured, convertible note payable in the amount of $110,000 bearing interest at 10% per annum. Repayable in cash or common shares at the lower of (i) six cents and (ii) 55% of the lowest trading price of Common Stock during the 25 Trading Days immediately preceding the date of conversion. Matures on October 3, 2017.

●	Unsecured, convertible note payable in the amount of $110,000 bearing interest at 10% per annum. Repayable in cash or common shares at the lower of (i) eight cents and (ii) 55% of the lowest trading price of Common Stock during the 25 Trading Days immediately preceding the date of conversion. Matures on December 5, 2017.

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

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period beginning July 1, 2017 to be as follows:

Estimated Expenses for the Twelve-Month Period ending June 30, 2018
Management compensation	$500,000
Professional fees	$150,000
General and administrative	$1,900,000
Total	$2,550,000

As noted earlier, during the six months ended June 30, 2017, cash used in operations totaled $209,154. The relatively low level of cash used compared to our estimated working capital needs in the future was the result of an accumulation of vendor payables, customer receivables, and an increasing loan payable balance. We need to reduce the current level of payables in the near future to keep a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $2,550,000 that we require for the next 12 months, we had $0 in cash as of June 30, 2017, and a working capital deficit of $6,278,962. Our principal sources of liquidity are cash generated from product sales. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

In order to improve our liquidity, we also plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. To help finance our day to day working capital needs, the founder and CEO of the company has made a total payment of $113,475 since late 2015. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources obligations, and execute our business plan. There can be no assurances that we will be able to raise additional capital on acceptable terms or at all, which would adversely affect our ability to achieve our business objectives.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

On September 7, 2016, a vendor has filed a Complaint for Damage in Florida (Case Number: CACE-16-016663) to recover unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a dispute that DSG TAG did not think that vendor had delivered the service according to the agreement between the two parties. On May 31, 2017, the Company was ordered to repay the total invoice amount of $22,396 plus interest of $7,722 as well as costs and reasonable attorney fees incurred in this action totaling $9,971. The Company has accrued liabilities related to this matter in the financial statements. As of June 30, 2017, the Company not yet made any payments.

On May 31, 2017, in response to the Company’s refusal to process further conversion notices, the Company received legal notice that a lendor of the Company would be commencing all collection efforts to recover convertible loans of $245,889. The letter also served as notice of an obligation to maintain all documents and records, including electronic information.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

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

On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. The terms are payable at the date of maturity, December 5, 2017, together with interest of 10% per annum. Interest will be accrued and payable at the time of promissory note repayment. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) 55% multiplied by the lowest Trading Price (representing a discount rate of 45%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Alternate Conversion Price which means 55% multiplied by the lowest Trading Price (representing a discount rate of 50%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On July 17, 2017, the Company issued a convertible promissory note in the principal amount of $135,000. The terms are payable on demand of the Holder at any time on or after the date of maturity July 17, 2018, together with interest of 10% per annum accruing daily and, after maturity, compound quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal and accrued interest into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price (representing a discount rate of 45%) during the previous twenty (20) trading days to the date of a Conversion Notice; or (ii) six point one cents ($0.061). In the event that the number of shares reserved with the Transfer Agent in consideration for this note is not increased to 22,000,000 shares by November 1, 2017, the conversion price shall change ot the lower of (i) 45% multiplied by the lowest trading price (representing a discount rate of 55%) during the period thirty (30) days to the date of a conversion Notice; or (ii) six point one cents ($0.061).

On August 16, 2017, the Company issued a Convertible note in the principal amount of $110,250. Interest is accrued at 8% per annum and the note is due on August 16, 2018. The holder of the note is entitled at any time after the six month anniversary of the note to convert into shares of the Company’s common stock at a price for reach share of common stock equal to 58% of the lowest trading price of the common stock for the ten prior trading days. The Company may pay back the principle with the following penalties: <=30 days after note issuance: 115% of the sum of principal plus accrued interest; >30 days <=60 days after note issuance - 120% of the sum of principal plus accrued interest; >60 days <= 90 days after note issuance - 125% of the sum of principal plus accrued interest; >90 days <= 120 days after note issuance - 130% of the sum of principal plus accrued interest; >120 days <= 150 days after issuance of note - 135% of the sum of principal plus accrued interest; >150 days <=180 days after issuance of note - 140% of the sum of principal plus accrued interest.

The Company used the preceding securities issuances for general working capital purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit		Filed		Filing
Number	Exhibit Description	Form	Exhibit	Date	Herewith

1	Agreement with LG Capital Funding LLC				X

2	Agreement with Labrys Fund, LP #1				X

3	Agreement with Labrys Fund, LP #2				X

4	Agreement with JSJ Investments Inc.				X

3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1	Form of the Registrant’s common stock certificate				X

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1	Subscription Agreement / Debt Settlement, dated September 26, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.1	08-17-15

10.2	Addendum to Subscription Agreement / Debt Settlement, dated October 7, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.2	08-17-15

10.3	Second Addendum to Subscription Agreement / Debt Settlement, dated April 29, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.3	08-17-15

10.4	Third Addendum to Subscription Agreement / Debt Settlement, dated August 11, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.4	08-17-15

10.5	Letter from Westergaard Holdings Ltd., dated September 1, 2015, extending dates of redemption obligations.	8-K	10.1	09-08-15

10.6	Letter from Westergaard Holdings Ltd., dated November 10, 2015, extending dates of redemption obligations	10-Q	10.1	11-13-15

Exhibit		Filed		Filing
Number	Exhibit Description	Form	Exhibit	Date	Herewith

10.7	Letter from Westergaard Holdings Ltd., dated December 31, 2015, extending dates of redemption obligations	8-K	10.1	03-09-16

10.8	Convertible Note of DSG TAG Systems Inc., dated March 31, 2015, payable to Adore Creative Agency, Inc.	8-K	10.5	08-14-15

10.9	Convertible Note Agreement, dated August 25, 2015, between the Registrant and Jerry Katell, Katell Productions, LLC and Katell Properties, LLC	10-Q	10.2	11-13-15

10.10	Agreement (TAG Touch) dated February 15, 2014 between DSG TAG Systems Inc. and DSG Canadian Manufacturing Corp.	8-K	10.1	05-06-15

10.11	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A.Bosa & Co (Kootenay) Ltd.	10-K	10.11	05-02-16

10.12	Lease agreement (Modified), dated January 21, 2016 and February 1, 2016 between DSG TAG Systems Inc. and Benchmark Group	10-K	10.12	05-02-16

10.13	Loan agreement, dated February 11, 2016 between DSG TAG Systems Inc. and Jeremy Yaseniuk	10-K	10.13	05-02-16

10.14	Loan agreement, dated March 31, 2016 between DSG TAG Systems Inc. and E. Gary Risler	10-K	10.14	05-02-16

10.15	Letter from Westergaard Holdings Ltd., dated April 29, 2016	10-K	10.15	05-20-16

10.16	Security purchase agreement between DSG Global Inc. and Coastal Investment Partners, dated November 7 2016	8-K	10.16	11-15-16

10.17	Letter of Resignation by Board Member Keith Westergaard	10-Q	10.17	12-16-16

21.1	List of Subsidiaries	10-K	21.1	05-02-16

Exhibit		Filed		Filing
Number	Exhibit Description	Form	Exhibit	Date	Herewith

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101*	Interactive Data File

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 21, 2017	DSG Global Inc.
(Registrant)

	By:	/s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

