Form 10-Q
period 2017-09-30
DSG Global Inc.
filed 2017-12-21
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

As September 30, 2017, the issuer had 39,476,236 shares of common stock issued and outstanding.

DSG GLOBAL, INC.
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited consolidated interim financial statements of DSG Global Inc. as at September 30, 2017, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

DSG GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$8,968	$-
Accounts receivable, net of allowances of $12,933 and $47,289, respectively	112,453	90,038
Inventory	67,689	80,573
Prepaid expenses and deposits	12,920	56,076
TOTAL CURRENT ASSETS	202,030	226,687

NON-CURRENT ASSETS
Property and equipment	23,001	47,504
Intangible assets	15,943	16,580
TOTAL NON-CURRENT ASSETS	38,944	64,084

TOTAL ASSETS	$240,974	$290,771

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$-	$5,316
Trade and other payables	3,125,576	2,568,792
Payable to related party	-	1,526
Deferred revenue	128,045	149,147
Warranty reserve	122,120	111,715
Convertible note payable to related party	310,000	339,791
Loans payable	894,096	866,269
Derivative liabilities	777,127	365,944
Convertible loans payable	1,821,316	1,398,961
TOTAL CURRENT LIABILITIES	7,178,280	5,807,461

MEZZANINE EQUITY
Redeemable non-controlling interest - preferred shares	$5,286,731	$5,286,731

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 850,000,000 shares authorized 39,476,236 and 30,291,187 shares outstanding, respectively	39,476	30,291
Additional paid in capital	17,156,332	15,982,222
Shares issued as deposit	(198,000)	-
Other accumulated comprehensive income	870,916	1,296,652
Deficit	(28,927,197)	(27,013,446)
Total shareholders’ deficit attributable to DSG Global, Inc.	(11,058,473)	(9,704,281)
Non-controlling interest	(1,165,564)	(1,099,140)
TOTAL STOCKHOLDERS' DEFICIT	(12,224,037)	(10,803,421)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$240,974	$290,771

Going concern (Note 2)

Contingencies (Note 13)

Subsequent events (Note 14)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DSG GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$303,151	$243,469	$975,623	$980,714
Cost of revenue	121,072	191,386	326,517	426,453
Gross profit	182,079	52,083	649,106	554,261

Operating expenses
Compensation	151,383	186,453	571,778	569,512
Research and development	-	18,088	-	54,436
General and administration	299,488	275,106	1,217,183	795,171
Warranty	18,354	49,390	25,716	161,762
Bad debts	21,670	2	67,047	4,285
Depreciation and amortization	8,668	11,755	24,178	39,692
Total operating expenses	499,563	540,794	1,905,902	1,624,858
Loss from operations	(317,484)	(488,711)	(1,256,796)	(1,070,597)

Other income (expense)
Foreign exchange gain (loss)	297,333	(23,816)	458,279	27,386
Other income (expense)	(465)	(8,407)	(5,884)	(9,950)
Unrealized gains (losses) on derivative instruments, net	(134,220)	-	(42,550)	-
Finance costs	(439,467)	(153,003)	(1,109,185)	(433,516)
Total other income (expense)	(276,819)	(185,226)	(699,340)	(416,080)

Net loss	(594,303)	(673,937)	(1,956,136)	(1,486,677)

Less attributed to non-controlling interest	(67,547)	108,559	42,385	238,706

Net loss attributable to DSG Global, Inc.	$(661,850)	$(565,378)	$(1,913,751)	$(1,247,971)

Net loss per share

Basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.04)

Weighted average number of shares:

Basic and diluted	38,552,866	30,291,187	35,155,243	30,291,187

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DSG GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net loss	$(594,303)	$(673,937)	$(1,956,136)	$(1,486,677)
Change in foreign currency translation adjustments	(214,961)	34,481	(425,610)	(134,103)
Comprehensive loss	(809,264)	(639,456)	(2,381,746)	(1,620,780)
Less: Comprehensive loss attributable to non-controlling interest	(67,673)	107,670	42,259	236,759

Total comprehensive loss attributable to DSG Global, Inc.	$(876,937)	$(531,786)	$(2,339,487)	$(1,384,021)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DSG GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss attributable to the Company	$(1,956,136)	$(1,486,677)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,178	39,692
Inventory write-off	1,930	109,170
Depreciation included in cost of revenue	5,216	-
Amortization of deferred financing fees	25,786	-
Accretion of discounts on convertible debt	532,803	-
Gain on fair value adjustment on derivative liabilities	(119,268)	-
Reserve for bad debts	67,047	-
Shares issued for services	562,500	-
Gain / loss on extinguishment of debt	(3,143)	-
Changes in operating assets and liabilities:
Accounts receivable	(89,462)	(4,393)
Inventory	10,954	145,189
Funds held in trust	-	3,573
Prepaid expenses and deposits	43,156	63,435
Related party receivable	-	79,471
Other assets	-	34,285
Trade payables and accruals	562,320	487,653
Warranty reserve	10,405	-
Related party transactions	(1,526)	-
Deferred revenue	(21,102)	55,794
Net cash used in operating activities	(344,342)	(472,808)

Cash flows from investing activities
Purchase of property and equipment	-	(6,925)
Return of rental equipment	-	1,214
Purchase of intangible assets	-	(1,002)
Net cash used in investing activities	-	(6,713)

Cash flows from financing activities
Bank overdraft	(5,316)	4,003
Proceeds from issuance of common stock	50,000	-
Payments on notes payable	-	(70,128)
Proceeds from notes payable	721,750	551,028
Net cash provided by financing activities	766,434	484,903

Net increase in cash	422,092	5,382

Effect of exchange rate changes on cash	(413,124)	(5,382)

Cash at beginning of period	-	-
Cash at the end of the period	$8,968	$-

Supplemental disclosures (Note 11)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DSG GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Note 1 – ORGANIZATION

DSG Global, Inc. was incorporated under the laws of the State of Nevada on September 24, 2007 as Boreal Productions Inc. We were formed to option feature films and TV projects to be packaged for sale to movie studios and production companies. On January 19, 2015, our board of directors approved an agreement and plan of merger to merge with DSG Global Inc., a Nevada corporation, and effected a name change to DSG Global, Inc. On April 17, 2008, we incorporated our wholly-owned subsidiary, DSG Tag Systems Inc. (“DSG TAG”), a company extra provincially registered in British Columbia, Canada, with operations in the design, manufacture, and marketing of fleet management solutions for the golf industry as well as commercial, government, and military applications. In March 2011, DSG TAG formed DSG Tag Systems International, Ltd., a United Kingdom company (“DSG UK”). DSG UK is a wholly owned subsidiary of DSG TAG.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2016. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of DSG Global Inc. and its subsidiary DSG TAG., and its wholly owned subsidiary DSG UK. All material intercompany accounts and transactions were eliminated on consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the allowance for doubtful accounts, valuation of inventory, fair value and estimated useful life of long-lived assets, fair value of convertible loans and derivative liabilities, fair-value of share-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

DSG GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

All trade receivables are due thirty days from the date billed. If the funds are not received within thirty days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable trade receivables.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Office furniture and equipment	5 years, straight-line
Computer equipment	3 years, straight-line
Rental equipment	5 years, straight-line

As of September 30, 2017, and December 31, 2016, property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
Office furniture and equipment	$21,560	$20,838
Computer equipment	28,352	23,317
Accumulated depreciation	(47,879)	(39,414)
	$2,033	$4,741

As of September 30, 2017, and December 31, 2016, rental equipment consisted of the following:

	September 30, 2017	December 31, 2016
Tags	$134,385	$122,935
Text	29,701	27,171
Touch	24,603	22,507
Accumulated depreciation	(167,721)	(129,850)
	$20,968	$42,763

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

DSG GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

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

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASC 2017-11 “Earnings Per Share (Topic 260), Distinguishing Liability from Equity (Topic 480), and Derivatives and Hedging (Topic 815) – (i) Accounting for Certain Financial Instruments with Down Round Features (ii) Replace of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments.” The amendments in (i) change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and to help clarify existing disclosure requirements. The amendments in (ii) characterize the indefinite deferral of certain provisions and do not have an accounting effect.

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

Going Concern

These condensed consolidated interim financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the Company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception, and incurred a net loss of $1,913,751 during the period ended September 30, 2017, and had accumulated losses of $28,927,197 and a working capital deficit of $6,976,250 as at September 30, 2017. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future. These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – ACCOUNTS RECEIVABLE

	September 30, 2017	December 31, 2016
Trade accounts receivable	$132,171	$137,327
Allowance for bad debts	(19,718)	(47,289)
Total trade accounts receivable, net	$112,453	$90,038

DSG GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Note 4 – INTANGIBLE ASSETS

	September 30, 2017	December 31, 2016
Patent costs	$21,593	$21,253
Accumulated amortization	(5,650)	(4,673)
	$15,943	$16,580

Note 5 – TRADE AND OTHER PAYABLES

	September 30, 2017	December 31, 2016
Trade payables	$1,000,239	$940,722
Accrued expenses	233,223	388,331
Accrued interest	1,737,856	1,222,151
Other liabilities	154,258	17,588
Total trade and other payables	$3,125,576	$2,568,792

Note 6 – LOANS PAYABLE

	September 30, 2017	December 31, 2016

Unsecured, due on demand, interest 15% per annum	$203,533	$186,192
Unsecured, due on demand, interest 36% per annum	49,790	45,548
Unsecured, loan payable, interest 18% per annum	317,500	317,500
Unsecured, loan payable, fee for services payable on the original loan amount of 5% by May 6, 2016, 10% payable by June 5, 2016, or 20% payable by July 5, 2016	73,273	67,029
Unsecured, loan payable, interest 10% per annum, with a minimum interest amount of $25,000, due July 22, 2016.	250,000	250,000

	$894,096	$866,269

Note 7 – CONVERTIBLE NOTES

Related Party Notes

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a director of the Company. The convertible promissory note is unsecured, bears interest at 5% per annum, was due on March 30, 2016, and was convertible at $1.25 per share. As at September 30, 2017, the carrying value of the debenture was $310,000 (December 31, 2016 - $310,000).

(b)

On December 16, 2016, the Company issued a convertible promissory note in the principal amount of Cdn$40,000 to Brent Silzer, a family member of the CEO and CFO of the Company. The convertible promissory note is unsecured, bears interest at 8% per annum, was due on January 15, 2017, and was convertible at $0.05 per share. After January 15, 2017, interest accrues at 4% per month. Interest will be accrued and payable at the time of promissory note repayment.

On April 3, 2017, this related party convertible debenture and all unpaid interest and penalties was settled in cash of Cdn$45,500 and the issuance of 525,049 common shares pursuant to a debt settlement and subscription agreement as described in Note 9. As at September 30, 2017, the carrying value of the debenture was $nil (December 31, 2016 - $29,791).

DSG GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Note 7 – CONVERTIBLE NOTES (continued)

Third Party Notes

(c)	On November 7, 2016, the Company entered into a securities purchase agreement with Coastal Investment Partners (the “Lender”). Pursuant to the agreement, the Lender provided the Company with proceeds of $125,000 on November 10, 2016. In exchange, the Company issued a secured convertible promissory note in the principal amount of $138,888.89 (the “Note”), inclusive of an 8% original issue discount, which bears interest at 8% per annum to the holder. The Note matures six months from issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $0.12 or the closing price of our common stock on the conversion date. In addition, under the same terms, the Company also issued a secured convertible note of $50,000 in consideration of cash proceeds of $10,000 and another secured convertible note of $75,000 in consideration of cash proceeds of $10,000. Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes in consideration of $1 each at any time prior to the maturity date in the event that the Note is exchanged or converted into a revolving credit facility with Coastal Investment, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility. Discount on the notes was $116,389 and is being accreted over life of the notes.

On May 7, 2017, the Company triggered an event of default, under Section 6(a)(i) of the convertible note agreement with the Lender dated November 7, 2016, by failing to repay the full principal amount and all accrued interest. The entire principal amount of the loan is due on demand and shall continue to accrue interest at an increased rate of 1.5% per month (18% per annum) or the maximum rate permitted under applicable law until the note is repaid in full.

On May 8, 2017, the Company issued 100,000 common shares for the conversion of $5,000 of the $72,500 convertible note dated November 7, 2016. Refer to Note 9.

On May 24, 2017, the Company issued 210,000 common shares for the conversion of $10,500 of the $72,500 convertible note dated November 7, 2016. Refer to Note 9.

On May 25, 2017, the Lender provided conversion notice for the remaining principal $57,000 of the $72,500 convertible note dated November 7, 2016. This conversion was not processed by the Company’s transfer agent due to direction from the Company not to honor any further conversion notices from the Lender. In response, the Company received legal notification pursuant to the refusal to process further conversion notices, see note 14.

As at September 30, 2017, the carrying value of the debenture was $245,889 (December 31, 2016 - $82,056) and the fair value of the derivative liability was $145,000 (December 31, 2016 - $365,944). During the nine months ended September 30, 2017, the Company had accreted $179,333 (2016 - $nil) of the debt discount to interest expense.

(d)	On December 21, 2016, the Company entered into a convertible note agreement for the principal amount of $74,500 for consideration of proceeds of $72,250 received on January 10, 2017. The terms are payable at the date of maturity, December 21, 2017, together with interest of 12% per annum. Interest will be accrued and payable at the time of promissory note repayment. The holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of common stock at a conversion price equal to the lessor of (i) the closing sale price of the common stock on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the twenty five consecutive trading days immediately preceding the conversion date. Discounts and deferred financing fees on the note were $2,250 and $4,750, respectively, and are being accreted over life of the note. Derivative liability applied as discount on the note was $72,250 and is being accreted over the life of the note.

On July 24, 2017, the Company issued 800,000 common shares for the conversion of $26,850 of the principal and a $750 finance fee. Refer to Note 9.

As at September 30, 2017, the carrying value of the debenture was $31,111 (December 31, 2016 - $nil) and the fair value of the derivative liability was $47,650 (December 31, 2016 - $nil). During the nine months ended September 30, 2017, the Company had accreted $58,952 (2016 - $nil) of the debt discount and $3,759 (2016 - $nil) of the financing fees to interest expense.

DSG GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Note 7 – CONVERTIBLE NOTES (continued)

(e)	On January 18, 2017, the Company issued a convertible promissory note in the principal amount of $75,000. The terms are payable at the date of maturity, October 18, 2017, together with interest of 12% per annum. Interest will be accrued and payable at the time of promissory note repayment. The holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of common stock at a conversion price equal to the lessor of (i) 60% multiplied by the lowest trading price (representing a discount rate of 40%) during the previous twenty-five trading day period ending on the latest complete trading day prior to the date of this Note and (ii) the variable conversion price which means 50% multiplied by the lowest trading price (representing a discount rate of 50%) during the previous twenty five trading day period ending on the latest complete trading day prior to the conversion date. Debt issuance costs and deferred financing fees on the note were $4,750 and $2,750, respectively, and are being accreted over life of the note. Derivative liability applied as discount on the note was $75,000 and is being accreted over the life of the note.

On July 28, 2017, the Company issued 500,000 common shares for the conversion of $4,474 of principal and $4,586 of interest for a total conversion of $9,060. Refer to Note 9.

On September 7, 2017, the Company issued 750,000 common shares for the conversion of $12,549 of principal and $951 of interest for a total conversion of $13,500. Refer to Note 9.

As at September 30, 2017, the carrying value of the debenture was $57,977 (December 31, 2016 - $nil) and the fair value of the derivative liability was $57,977 (December 31, 2016 - $nil). During the nine months ended September 30, 2017, the Company had accreted $79,750 (2016 - $nil) of the debt discount and $2,750 (2016 - $nil) of the financing fees to interest expense.

(f)	On April 3, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. The terms are payable at the date of maturity, October 3, 2017, together with interest of 10% per annum. Interest will be accrued and payable at the time of promissory note repayment. In connection with the issuance of this convertible promissory note, the borrower shall issue 550,000 shares of common stock as a commitment fee provided, however, these shares must be returned if the note is fully repaid and satisfied prior to the date which is 180 days following the issuance. The holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of common stock at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price (representing a discount rate of 45%) during the previous twenty-five trading day period ending on the latest complete trading day prior to the date of this note and (ii) the alternate conversion price which means 55% multiplied by the lowest trading price (representing a discount rate of 50%) during the previous twenty five trading day period ending on the latest complete trading day prior to the conversion date. Deferred financing fees on the note were $10,000 and are being accreted over the life of the note. Derivative liability applied as discount on the note was $100,000 and is being accreted over the life of the note.

As at September 30, 2017, the carrying value of the debenture was $108,197 (December 31, 2016 - $nil) and the fair value of the derivative liability was $100,000 (December 31, 2016 - $nil). During the nine months ended September 30, 2017, the Company had accreted $98,361 (2016 - $nil) of the debt discount and $9,836 (2016 - $nil) of the financing fees to interest expense.

DSG GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Note 7 – CONVERTIBLE NOTES (continued)

(g)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. The terms are payable at the date of maturity, December 5, 2017, together with interest of 10% per annum. Interest will be accrued and payable at the time of promissory note repayment. The holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of common stock at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price (representing a discount rate of 45%) during the previous twenty-five trading day period ending on the latest complete trading day prior to the date of this note and (ii) the alternate conversion price which means 55% multiplied by the lowest trading price (representing a discount rate of 50%) during the previous twenty-five trading day period ending on the latest complete trading day prior to the conversion date. Deferred financing fees on the note were $7,000 and are being accreted over the life of the note. Derivative liability applied as discount on the note was $103,000 and is being accreted over the life of the note.

As at September 30, 2017, the carrying value of the debenture was $70,328 (December 31, 2016 - $nil) and the fair value of the derivative liability was $103,000 (December 31, 2016 - $nil). During the nine months ended September 30, 2017, the Company had accreted $65,853 (2016 - $nil) of the debt discount and $4,475 (2016 - $nil) of the financing fees to interest expense.

(h)	On July 17, 2017, the Company issued a convertible promissory note in the principal amount of $135,000. The terms are payable at the date of maturity, July 17, 2018, together with interest of 10% per annum. Interest will be accrued and payable at the time of promissory note repayment. The holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of common stock at a conversion price equal to the lessor of (i) 45% multiplied by the lowest trading price during the previous twenty trading day period ending on the latest complete trading day prior to the date of this note and (ii) the alternate conversion price which means 55% multiplied by the lowest trading price during the previous thirty trading day period ending on the latest complete trading day prior to the conversion date. Deferred financing fees on the note were $16,500 and are being accreted over the life of the note. Derivative liability applied as discount on the note was $118,500 and is being accreted over the life of the note.

As at September 30, 2017, the carrying value of the debenture was $27,740 (December 31, 2016 - $nil) and the fair value of the derivative liability was $118,500 (December 31, 2016 - $nil). During the nine months ended September 30, 2017, the Company had accreted $24,350 (2016 - $nil) of the debt discount and $3,390 (2016 - $nil) of the financing fees to interest expense.

(i)	On August 17, 2017, the Company issued a convertible promissory note in the principal amount of $110,500. The convertible debenture is unsecured, bears interest at 8% per annum, was due on August 16, 2018, and is convertible at 58% of to the lowest trading price during the previous trading days to the date of a conversion notice. Deferred financing fees on the note were $5,250 and are being accreted over the life of the note. Derivative liability applied as discount on the note was $105,000 and is being accreted over the life of the note.

As at September 30, 2017, the carrying value of the debenture was $13,592 (December 31, 2016 - $nil) and the fair value of the derivative liability was $105,000 (December 31, 2016 - $nil). During the nine months ended September 30, 2017, the Company had accreted $12,945 (2016 - $nil) of the debt discount and $647 (2016 - $nil) of the financing fees to interest expense.

DSG GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Note 7 – CONVERTIBLE NOTES (continued)

(j)	On September 6, 2017, the Company issued a convertible promissory note in the principal amount of $107,000. The note is unsecured, bears interest at 10% per annum, and is due on March 06, 2018. The holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of common stock at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price (representing a discount rate of 45%) during the previous twenty-five trading day period ending on the latest complete trading day prior to the date of this note and (ii) the alternate conversion price which means 55% multiplied by the lowest trading price (representing a discount rate of 50%) during the previous twenty-five trading day period ending on the latest complete trading day prior to the conversion date. Deferred financing fees on the note were $7,000 and are being accreted over the life of the note. Derivative liability applied as discount on the note was $100,000 and is being accreted over the life of the note.

As at September 30, 2017, the carrying value of the debenture was $14,180 (December 31, 2016 - $nil) and the fair value of the derivative liability was $100,000 (December 31, 2016 - $nil). During the nine months ended September 30, 2017, the Company had accreted $13,260 (2016 - $nil) of the debt discount and $928 (2016 - $nil) of the financing fees to interest expense.

(k)	As at September 30, 2017, the Company owed a convertible promissory note of $nil (December 31, 2016 - $150,000). The convertible promissory note is unsecured, bears interest at 24% per annum, was due on September 19, 2016 or upon filing of registration statement, and was convertible at $0.27 per share.

On May 17, 2017, the Company issued 3,000,000 common shares for the conversion of $150,000 of the principal pursuant to a debt settlement and subscription agreement as described in note 9.

(l)	As at September 30, 2017, the Company owed a convertible promissory note in the principal amount of $1,002,302 (Cdn$1,231,128) (December 31, 2016 - $916,905 (Cdn$1,231,128)). The convertible promissory note is unsecured, bears interest at 15.2% per annum, mature from February 28 to December 31, 2015, and is convertible into Tags units at the average closing price of the 120 days period prior to conversion date.

(m)	As at September 30, 2017, the Company owed a convertible promissory note in the principal amount of $250,000. The convertible promissory note is unsecured, bears interest at 10% per annum, is due on demand, and is convertible at $1.75 per share.

Note 8 – MEZZANINE EQUITY

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of September 30, 2017 and December 31, 2016. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014. The Series A Shares have no general voting rights and carry a 5% per annum interest rate. Series A Shares that are converted to common shares are entitled to the same voting rights as other common shareholders. At any time on or after the issuance date any holder of Series A Shares may convert to common stock based on predetermined conversion price of $1.25 per share. The preferred shares are recorded in the consolidated financial statements as Mezzanine Equity. The Series A Shares are subject to a redemption obligation at $1.25 per share pursuant to the following terms:

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

As of September 30, 2017, 80,000 preferred shares have been purchased by an unrelated third-party and exchanged for 80,000 shares of common stock of DSG Global, Inc.

DSG GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Note 9 – COMMON STOCK

On December 23, 2016, the Company entered into an investor relations agreement with Chesapeake Group Inc., to assist the Company in all phases of investor relations including broker/dealer relations. The contract commenced on January 3, 2017 and will end on July 2, 2017. In consideration for the agreement, the Company is committed to issuing 1,800,000 shares of common stock within ten days of the agreement, plus an additional 450,000 shares of common stock representing a monthly fee of $3,750. These shares of common stock are to be issued in monthly installments of 75,000 shares of common stock on the 2nd of each month beginning on February 2, 2017 and ending on July 2, 2017. On February 15, 2017, the Company issued 2,250,000 shares of common stock at a purchase price of $0.051 per common stock satisfying the full terms of the agreement.

On April 3, 2017, the Company entered into an agreement to issue 481,836 shares of common stock pursuant to the conversion of a Cdn$24,092 convertible note balance at a conversion price of $0.05 per share of common stock. The Company also agreed to issue 43,213 shares of common stock pursuant to the conversion of interest outstanding totaling Cdn$2,161 at a conversion price of $0.05 per share of common stock.

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

On May 4, 2017, the Company approved the conversion of a $150,000 convertible note held by Gemini Holdings, Inc with the Company. Pursuant to this conversion, on May 17, 2017, the Company issued 3,000,000 shares of common stock to settle the note at a price of $0.05 per common share.

On May 8, 2017, the Company received a notice for the conversion of $5,000 of a $72,500 convertible note held with Coastal Investment Partners. The Company issued 100,000 shares of common stock pursuant to this conversion notice at a price of $0.05 per common share.

On May 8, 2017, the Company received a notice for the conversion of $10,500 of a $72,500 convertible note held with Coastal Investment Partners. The Company issued 210,000 shares of common stock pursuant to this conversion notice.

On July 11, 2017 the Company received a notice for the conversion of $27,000 of a $74,500 convertible note held with EMA. The Company issued 800,000 common shares at a conversion price of $0.0345 pursuant to this conversion.

On July 28, 2017 the Company received a notice for the conversion of $9,060 of a $75,000 convertible note held with Auctus Fund, LLC. The Company issued 500,000 common shares at a conversion price of $0.01812 pursuant to this conversion.

On September 7, 2017 the Company received a notice for the conversion of $13,500 of a $75,000 convertible note held with Auctus Fund, LLC. The Company issued 750,000 common shares at a conversion price of $0.018 pursuant to this conversion.

Non-controlling Interest

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of September 30, 2017 and December 31, 2016. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014. The Series A Shares were not exchanged for securities of DSG Global, Inc. as part of the Share Exchange Agreement. As of September 30, 2017, the non-controlling interest was $1,165,564 (December 31, 2016 - $1,099,140).

DSG GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Note 10 – RELATED PARTY TRANSACTIONS

On March 31, 2015, the Company entered into an agreement with a marketing firm that is owned by one of the directors of the Company. The terms included cash payment of $17,500 and a note in the amount of $310,000, with 5% interest per annum, convertible at the election of the holder into 248,000 shares of common stock of DSG Global, Inc. at a price of $1.25 per share, maturing on March 30, 2016. As of September 30, 2016, it was estimated that approximately 90% of the marketing services related to the agreement have been expensed in the amount of $280,000 and the remaining $30,000 is recorded as a prepaid deposit. As of September 30, 2017, a Director of the Company has filed a notice of default in regard to the related party convertible note on the financial statements of DSG TAG. The note was issued in lieu of marketing services, the note maturity date is March 31, 2016. On October 24, 2017, an interim award of $279,000 was enforced by the arbitrator.

As of September 30, 2017, the Company owes $205,162 (December 31, 2016 - $254,010) to the CEO and CFO of the Company for management fees, which has been recorded in trade and other payables. The amounts owing are unsecured, non-interest bearing, and due on demand.

As of September 30, 2017, the Company owes $nil (December 31, 2016 - $1,526) to a director and officer of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

Note 11 – SUPPLEMENTAL INFORMATION

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$24,080	$4,066

Non-cash financing and investing activities:
Shares issued for services	$562,500	$-
Shares issued for convertible notes payable	$346,544
Shares issued for convertible related party note payable	$20,252
Returnable shares issued for commitment fee	$198,000

Note 12 – WARRANTY RESERVE

The Company’s product warranty costs are part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for a period of one year. As of September 30, 2017, the Company has set up a reserve for future warranty costs of $122,120 (December 31, 2016 - $111,715). The Company’s past experience with warranty related costs was used as a basis for the reserve. During the nine months ended September 30, 2017, the Company incurred warranty expense of $25,716 (2016 - $161,762).

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

DSG GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Note 13 – CONTINGENCIES

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

On June 4, 2015, a shareholder of the Company’s subsidiary filed a lawsuit to recover a loan of Cdn$100,000 which was made on October 16, 2012 and was due on July 16, 2013 with accrued interest. On August 13, 2015, a settlement was reached between both parties to pay the loan amount remaining plus interest, for a total of $119,700. In addition, the shareholder’s outstanding shares of DSG TAG were converted into 18,422 shares of common stock of DSG Global, Inc. on October 22, 2015. On February 16, 2016, a new agreement was reached after a breach of the settlement agreement dated August 13, 2015. DSG TAG defaulted on the settlement agreement and both parties agreed to new terms. DSG TAG Systems agreed to pay the plaintiff Cdn$86,780 in monthly installations of Cdn$5,423.75 over a period of sixteen consecutive months, the first payment commencing April 20, 2016. DSG TAG failed to make further payments after 2 scheduled payments in May and June 2016. On September 27, 2016, the shareholder filed a Subpoena to Debtor at the Supreme Court of British Columbia. On October 17, 2016, the Supreme Court of British Columbia made an order in relating to the above discussed lawsuit from a shareholder to recover a loan of Cdn$100,000. DSG TAG was ordered to repay the remaining loan plus costs in the amount of $77,589 to the shareholder in 14 monthly payments of $5,500 each plus $589 at the 15th month, starting February 15, 2017. The Company has accrued liabilities related to this matter in the financial statements. As of September 30, 2017, the Company has not yet made any payments.

A Director of the Company, representing their company Adore Creative Agency Inc. (Adore) has filed a notice of default in regards to the related party convertible note on the financial statements of DSG TAG. The note was issued in lieu of marketing services, the note maturity date is March 31, 2016. The arbitrator awarded that a note payable due to Adore $279,000 is issuable and outstanding. The note was previously recorded on the balance sheet as a convertible note payable to a related party.

On September 7, 2016, a vendor has filed a Complaint for Damage in Florida to recover unpaid amounts of $27,335 plus interest. The invoice was not paid as the Company believes the vendor did not provide the service according to the agreement between the two parties. On May 31, 2017, the Company was ordered to repay the total invoice amount of $22,396 plus interest of $7,722 as well as costs and reasonable attorney fees totaling $9,971, which has been accrued on the financial statements. As of September 30, 2017, the Company not yet made any payments.

On May 31, 2017, in response to the Company’s refusal to process further conversion notices, the Company received legal notice that a lender of the Company would be commencing all collection efforts to recover convertible loans of $245,889. The letter also served as notice of an obligation to maintain all documents and records, including electronic information.

On October 10, 2017, a vendor filed a complaint for Breach of Contract with Superior Court of the State of California. The Complainant is alleging that it is contractually owed 1,848,130 of DSG’s common stock and has asked for a cash reward of $270,000. In addition, a related vendor also filed a complaint for $72,000 as part of consulting agreement the Company executed. The Company believes the vendors have not performed duties required on the contractual relationships and that obligations exist, so no obligation has been recorded.

Note 14 – SUBSEQUENT EVENTS

On November 16, 2017 the DSG Global Inc. Shareholder Report indicated that 60,727,920 shares had been issued to Cede & Co during the months of October and November 2017.

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

Results of Operations

Three Months Ended September 30, 2017

Revenues and Gross Profit

We recorded revenues of $303,151 and a gross profit of $182,079 during the three months ended September 30, 2017 compared to revenues of $243,469 and gross profit of $52,083 during the three months ended September 30, 2016. The increase is due to the fact that we recorded a one-time charge on impairment of inventory of $83,184 during fiscal 2016. Overall, our revenues are comparable to the prior year despite the fact that we have been forced to move to a 3G/4G GPS cellular device, require redevelopment of our advertising, and integrating our tournament software onto the TOUCH screen. Our company, along with the new sales team, is aggressively building its pipeline for continued growth into fiscal 2018.

Operating Expenses

For the three months ended September 30, 2017, we recorded operating expenses of $499,563 compared to operating expenses of $540,794 during the three months ended September 30, 2016. The decrease in operating expenses was attributed to the following:

●	Decrease of $35,070 in compensation expense, as we hired less contract workers and had minimal share-based compensation expense;
●	Decrease of $18,088 in research and development expense, as we did not incur any expenses in fiscal 2017 to reduce our operating costs and preserve our limited cash flow for other operating activities;
●	Increase of $24,382 in general and administrative expense related to an increase in professional fees related to accounting and legal costs with our SEC filing requirements. We also incurred more costs for the hiring of subcontractors, but was partially offset by a decrease in marketing and advertising costs as we reduced our overall costs due to our limited cash flow;

●	Increase of $21,668 in bad debt expense as we had a number of uncollectible amounts that were fully impaired during the period; and
●	Decrease of $31,036 in warranty expense due to an increase in warranty costs in fiscal 2016 related to the technical issues with our touch tablets that we ordered from a supplier in China during fiscal 2016.

Net Loss

During the three months ended September 30, 2017, we incurred a net loss of $661,850 or $0.02 loss per share compared to a net loss of $565,378 or loss per share of $0.02 during the three months ended September 30, 2016. In addition to revenues and operating expenses, we also incurred other income and expenses which included:

●	Finance costs of $439,467 compared to $153,003 during the three months ended September 30, 2016. The increase was due to the fact that we had more loans payable and convertible debentures issued during fiscal 2017 which resulted in a higher amount of interest and accretion expense as compared to the prior year;
●	Unrealized losses of $134,220 compared to $nil during the three months ended September 30, 2016 due to the change in fair value of the derivative liabilities which was attributed to an increase in the number and amount of convertible debentures as well as an increase in the volatility of our common stock; and
●	Foreign currency exchange gain of $297,333 compared to a foreign exchange currency loss of $23,816 during the three months ended September 30, 2016. The gain was primarily due to unrealized exchange gain on the change in derivative liabilities for the three months ending September 30, 2017 due to exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

Nine Months Ended September 30, 2017

Revenues and Gross Profit

We recorded revenues of $975,623 and a gross profit of $649,106 during the nine months ended September 30, 2017 compared to revenues of $980,714 and gross profit of $554,261 during the nine months ended September 30, 2016. The increase is due to the fact that we recorded a one-time charge on impairment of inventory of $107,193 during fiscal 2016. Overall, our revenues are comparable to the prior year despite the fact that we have been forced to move to a 3G/4G GPS cellular device, require redevelopment of our advertising, and integrating our tournament software onto the TOUCH screen. Our company, along with the new sales team, is aggressively building its pipeline for continued growth into fiscal 2018.

Operating Expenses

For the nine months ended September 30, 2017, we recorded operating expenses of $1,905,902 compared to operating expenses of $1,624,858 during the nine months ended September 30, 2016. The increase in operating expenses was attributed to the following:

●	Increase of $422,012 in general and administrative expense related to fair value of shares that were issued for services during the year offset by decreases in office expense and marketing and advertising costs as we focused on reducing our overall costs due to our limited cash flow;
●	Decrease of $54,436 in research and development expense, as we did not incur any expenses in fiscal 2017 to reduce our operating costs and preserve our limited cash flow for other operating activities;
●	Increase of $62,762 in bad debt expense as we had a number of uncollectible amounts that were fully impaired during fiscal 2017; and
●	Decrease of $136,046 in warranty expense due to an increase in warranty costs in fiscal 2016 related to the technical issues with our touch tablets that we ordered from a supplier in China during fiscal 2016.

Net Loss

During the nine months ended September 30, 2017, we incurred a net loss of $1,913,751 or $0.05 loss per share compared to a net loss of $1,247,971 or loss per share of $0.04 during the nine months ended September 30, 2016. In addition to revenues and operating expenses, we also incurred other income and expenses which included:

●	Finance costs of $1,109,185 compared to $433,516 during the nine months ended September 30, 2016. The increase was due to the fact that we had more loans payable and convertible debentures issued during fiscal 2017 which resulted in a higher amount of interest and accretion expense as compared to the prior year;
●	Unrealized losses of $42,550 compared to $nil during the nine months ended September 30, 2016 due to the change in fair value of the derivative liabilities which was attributed to an increase in the number and amount of convertible debentures as well as an increase in the volatility of our common stock;
●	Foreign currency exchange gain of $458,279 compared to $27,386 during the nine months ended September 30, 2016. The gain was primarily due to unrealized exchange gain on the change in derivative liabilities for the three months ending September 30, 2017 due to exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

Liquidity and Capital Resources

	At September 30, 2017	At December 31, 2016
Current Assets	$202,030	$226,687
Current Liabilities	$7,178,280	$5,807,461
Working Capital	$(6,976,250)	$(5,580,774)

From our incorporation in April 17, 2008 through September 30, 2017, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At September 30, 2017, we had $7,178,280 in outstanding indebtedness, which all matures within the next twelve months.

As of September 30, 2017, we had cash of $8,968 as compared to $nil as of December 31, 2016. Our working capital deficit as at September 30, 2017 was $6,976,250 compared to $5,580,774 as of December 31, 2016. The increase in our working capital deficit was due to the fact that we are still incurring negative cash flows from operating activities and require the use of debt financing to support our on-going operations.

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	September 30,
	2017	2016

Net cash (used in) provided by operating activities	$(344,342)	$(472,808)
Net cash (used in) provided by investing activities	-	(6,713)
Net cash provided by financing activities	766,434	484,903
Net (decrease) increase in cash	422,092	5,382
Effect of exchange rate changes on cash and cash equivalents	(413,124)	(5,382)
Cash at beginning of period	0.00	0.00
Cash at end of period	$8,969	$0.00

Cash Flows Used in Operating Activities

During the nine months ended September 30, 2017, we used cash of $344,342 for operating activities compared to $472,808 used for operating activities during the nine months ended September 30, 2016. The majority of cash available to our company is used for operating activities net of any impacts relating to exchange rate changes.

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2017, we did not use any cash for investing activities as compared to the use of $6,713 for investing activities during the nine months ended September 30, 2016.

Cash Flows Provided by Financing Activities

During the nine months ended September 30, 2017, we received $766,434 of cash from financing activities related primarily to $721,750 received from the issuance of debt financing and $50,000 of proceeds from the issuance of shares of common stock. During the nine months ended September 30, 2016, we received $484,903 from financing activities which was primarily from receipts of $551,028 from issuance of notes payable less $70,128 of repayments on outstanding notes payable.

Outstanding Indebtedness

Our current indebtedness as of September 30, 2017 is comprised of the following. For loans that have expired terms, we are in talks with the lenders to extend them. The company must increase revenue or raise more equity capital to meet the payment obligations.

Our current indebtedness as of September 30, 2017 is comprised of the following:

●	Unsecured loan payable in the amount of $317,500 bearing interest at 18% per annum and due on demand;

●	Unsecured note payable in the amount of $49,790, bearing interest at 36% per annum and due on demand;

●	Unsecured note payable in the amount of $203,533, bearing interest at 15% per annum and due on demand;

●	Unsecured loan payable in the amount of $73,273 fees for services payable on the original loan amount of 5% by May 6, 2016, 10% payable by June 5, 2016, or 20% payable by July 5, 2016

●	Unsecured loan payable in the amount of $250,000, bearing interest at 10% per annum, with a minimum interest amount of $25,000, and due on July 22, 2016.

●	Secured convertible loan payable in the amount of $1,002,302, bearing interest at 15.2% per annum and due on December 31, 2015;

●	Unsecured, convertible note payable to related party in the amount of $310,000, bearing interest at 5% per annum and due on March 30, 2016;

●	Unsecured, convertible note payable in the amount of $250,000, bearing interest at 10% per annum and due on February 25, 2016;

●	Senior secured discount convertible notes payable in the amount of $245,889, bearing interest at 8% per annum. Repayable in cash or common shares at the lower of (i) twelve cents ($0.12) and (ii) the closing sales price of the Common Stock on the date of conversion and due on May 7, 2017. Currently in default, due and payable on demand, and bearing interest at an increased rate of 18% per annum;

●	Unsecured, convertible note payable in the amount of $31,111 bearing interest at 12% per annum. Repayable in cash or common shares at the lower of (i) current market price and (ii) 50% of the lowest trading price of Common Stock during the 25 Trading Days immediately preceding the date of conversion. Matures on December 21, 2017.

●	Unsecured, convertible note payable in the amount of $57,977 bearing interest at 12% per annum. Repayable in cash or common shares at the lower of (i) three cents and (ii) 50% of the lowest trading price of Common Stock during the 25 Trading Days immediately preceding the date of conversion. Matures on October 18, 2017.

●	Unsecured, convertible note payable in the amount of $110,000 bearing interest at 10% per annum. Repayable in cash or common shares at the lower of (i) six cents and (ii) 55% of the lowest trading price of Common Stock during the 25 Trading Days immediately preceding the date of conversion. Matures on October 3, 2017.

Unsecured, convertible note payable in the amount of $110,000 bearing interest at 10% per annum. Repayable in cash or common shares at the lower of (i) eight cents and (ii) 55% of the lowest trading price of Common Stock during the 25 Trading Days immediately preceding the date of conversion. Matures on December 5, 2017.

Unsecured, convertible note payable in the amount of $135,000 bearing interest at 10% per annum. Repayable in cash or common shares at the lower of (i) 45% multiplied by the lowest Trading Price (representing a discount rate of 45%) during the previous twenty (20) Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) 55% of the lowest trading price of Common Stock during the 30 Trading Days immediately preceding the date of conversion. Matures on July 17, 2017.

Unsecured, convertible note payable in the amount of $110,500 bearing interest at 10% per annum. Repayable in cash or common shares according to the respective terms.

Unsecured, convertible note payable in the amount of $107,000 bearing interest at 10% per annum. Repayable in cash or common shares at the lower of (i) 55% multiplied by the lowest Trading Price (representing a discount rate of 45%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) 55% of the lowest trading price of Common Stock during the 25 Trading Days immediately preceding the date of conversion. Matures on March 6, 2017.

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

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period beginning October 1, 2017 to be as follows:

Estimated Expenses for the Twelve-Month Period ending September 30, 2018
Management compensation	$500,000
Professional fees	$150,000
General and administrative	$1,900,000
Total	$2,550,000

As noted earlier, during the nine months ended September 30, 2017, cash used in operations totaled $308,206. The relatively low level of cash used compared to our estimated working capital needs in the future was the result of an accumulation of vendor payables, customer receivables, and an increasing loan payable balance. We need to reduce the current level of payables in the near future to keep a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $2,550,000 that we require for the next 12 months, we had $8,969 in cash as of September 30, 2017, and a working capital deficit of $7,010,466. Our principal sources of liquidity are cash generated from product sales. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

On September 7, 2016, a vendor has filed a Complaint for Damage in Florida (Case Number: CACE-16-016663) to recover unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a dispute that DSG TAG did not think that vendor had delivered the service according to the agreement between the two parties. On May 31, 2017, the Company was ordered to repay the total invoice amount of $22,396 plus interest of $7,722 as well as costs and reasonable attorney fees incurred in this action totaling $9,971. The Company has accrued liabilities related to this matter in the financial statements. As of September 30, 2017, the Company not yet made any payments.

On May 31, 2017, in response to the Company’s refusal to process further conversion notices, the Company received legal notice that a lendor of the Company would be commencing all collection efforts to recover convertible loans of $245,889. The letter also served as notice of an obligation to maintain all documents and records, including electronic information.

On October 10, 2017, a vendor filed a complaint for Breach of Contract with Superior Court of the State of California. The Complainant is alleging that it is contractually owed 1,848,130 of DSG’s common stock and has asked for a cash reward $270,000. In addition, a related vendor filed in the same filing a complaint for $72,000 as part of consulting agreement DSG executed. The Company believes the vendors have not performed duties required on the contractual relationships and that obligations exist.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 6, 2017 and November 15, 2017, the Company issued a convertible promissory notes in the principal amount of $107,000. The terms are payable at the date of maturity, March 6, 2018, together with interest of 10% per annum. Interest will be accrued and payable at the time of promissory note repayment. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) 55% multiplied by the lowest Trading Price (representing a discount rate of 45%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Alternate Conversion Price which means 55% multiplied by the lowest Trading Price (representing a discount rate of 50%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

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

Date: December 20, 2017	DSG Global Inc.
(Registrant)

	By:	/s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

