Form 10-K
period 2017-12-31
DSG Global Inc.
filed 2018-04-19
CIK 1413909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of December 31, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $177,277 based on the closing price on that date. As of April 18, 2018, the registrant had 966,394,233 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, the last day of the fiscal year covered by this Annual Report on Form 10-K.

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

DSG’s entry level alphanumeric golf information’s display

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

Customer Service

The company has deployed its Customer Service staff strategically, so it has at least one service representative active during business hours in North America, Europe and South Africa.

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

On March 5, 2016, by letter agreement dated December 31, 2015 with Westergaard Holdings Ltd., a corporation owned by a former director of the Company, we amended the Subscription and Debt Settlement Agreement dated September 26, 2014 between DSG Tag Systems, Inc. and Westergaard Holdings, as previously amended on October 4, 2015. Westergaard Holdings owns 4,229,384 shares Series A Convertible Preferred Stock of DSG TAG. Pursuant to the settlement agreement, the parties have agreed that DSG Global will complete financings for gross proceeds of at least $10 million and use a portion of the proceeds to redeem all of the Series A Convertible Preferred Shares. The letter agreement modifies the redemption provisions of the original agreement, which now obligate us to raise capital and redeem the Series A Convertible Preferred Shares at a price of $1.25 per share as follows: (i) on or before May 1, 2016, DSG Global must complete a financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 Series A Shares; (ii) on or before June 1, 2016, DSG Global must complete an additional financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 additional Series A Shares; and (iii) on or before July 1, 2016, DSG Global must complete an additional financing for gross proceeds of at least $5.0 million and use at least $3.04 million to redeem the remaining 2,429,384 Series A Shares.

On March 31, 2016, DSG TAG signed a promissory note for $54,000 CAD. The terms are payable on or before April 30th, 2016 to the order of E. Gary Risler, together with interest of 6% per annum simple interest. Interest will be accrued and payable at the time of promissory note repayment. Security for this note will $150,000 CAD of Tag, Touch, and Text inventory currently owed by DSG TAG.

On April 6, 2016, DSG TAG entered into a loan agreement with Westergaard Holdings Ltd. a corporation owned by a former director of the Company, pursuant to which we raised proceeds of $120,000 CAD. DSG TAG agrees to pay the loan plus fees no later than the final due date of July 6, 2016. The fees for service are as follows: (a) DSG TAG agrees to pay a fee for service equal to 5% of the amount of the loan or $6,000 CAD if the loan is paid in full, including fees on or before May 6, 2016; (b) DSG TAG agrees to pay a fee for service equal to 10% of the amount of the original loan, or $12,000 CAD if the loan is paid in full, including fees, between May 7, 2016 and June 5, 2016; and (c) DSG TAG agrees to pay a fee for service equal to 20% of the amount of the original loan, or $24,000 CAD if the loan is paid full, including fees, between June 6, 2016 and July 5, 2016. DSG TAG agrees to pay partial payments towards the principal amount of the loan and fees. DSG TAG agrees that fees will be charged on the initial amount of the loan.

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

On June 5, 2017, we issued a convertible promissory note in the principal amount of $110,000. The terms are payable at the date of maturity, December 5, 2017, together with interest of 10% per annum. Interest will be accrued and payable at the time of promissory note repayment. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) eight cents ($0.08) or (ii) the Alternate Conversion Price which means 55% multiplied by the lowest Trading Price (representing a discount rate of 45%) during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

 On July 17, 2017, we issued a convertible promissory note in the principal amount of $135,000. The terms are payable at the date of maturity, July 17 2018, together with interest of 10% per annum. Interest will be accrued and payable at the time of promissory note repayment. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) six cents ($0.06) or (ii) 55% of (representing a 45% discount) to the lowest Trading during the previous twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On August 16, 2017, we issued a convertible promissory note in the principal amount of $110,250. The terms are payable at the date of maturity, August 16 2018, together with interest of 8% per annum. Interest will be accrued and payable at the time of promissory note repayment. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to (i) 58% of the the lowest Trading during the previous ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On September 6, 2017, we issued a convertible promissory note in the principal amount of $107,000. The terms are payable at the date of maturity, March 6, 2018, together with interest of 10% per annum. Interest will be accrued and payable at the time of promissory note repayment. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) three cents ($0.03) and (ii) lowest Trading Price during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On October 30, 2017, we issued a convertible promissory note in the principal amount of $107,000. The terms are payable at the date of maturity, April 30, 2018, together with interest of 10% per annum. Interest will be accrued and payable at the time of promissory note repayment. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) $0.004 or (ii) lowest Trading Price during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On December 18, 2017, we issued a convertible promissory note in the principal amount of $82,000. The terms are payable at the date of maturity, June 18, 2018, together with interest of 10% per annum. Interest will be accrued and payable at the time of promissory note repayment. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price equal to the lessor of (i) $0.003 or (ii) lowest Trading Price during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On February 15, 2017, DSG TAG signed an additional six-month extension on the current lease. The term will begin on February 1, 2017 and end on July 31, 2017. Currently space is leased on a month to month basis.

Description of Property

On January 21, 2016, DSG entered into a three-month Lease Agreement regarding the lease DSG’s offices located at 5455-152nd Street, Surrey, British Columbia. Pursuant to the agreement DSG has leased the approximately 2,957 square foot space on a month to month basis at the rate of CAD$5,518.63 (approximately USD $4,087.87) per month. DSG may terminate the lease with 30 days’ notice. On April 7, 2016, DSG has signed an additional two-month extension on the current lease at 214-5455 152nd Avenue, Surrey, BC, V3S 5A5. The term will on May 1, 2016 and end on July 31, 2016.

During the year ended December 31, 2016, the lease was extended and will expire on January 31, 2017. On February 15, 2017, an additional six-month extension on the lease was signed with the term beginning on February 1, 2017 and ending on July 31, 2017. Currently space is leased on a month to month basis.

For the year ended December 31, 2017, the aggregate rental expense was CAD$92,913. Rent expense included other amounts paid in Canada for warehouse storage and offices under month to month or as needed basis.

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

Employees

As of April 18, 2018, we have 6 full-time employees in general and administrative, operations, engineering, research and development, business development, sales and marketing, and finance. We also engage independent contractors and consultants from time to time on an as-needed basis to supplement our core staff.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2017 and 2016 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the years ended December 31, 2017 and 2016, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raise doubt about our ability to continue as a going concern.

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

We must attract and maintain key personnel, or our business will fail.

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

Our services rely on signals from GPS satellites built and maintained by the U.S. Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our services may cease, and customer satisfaction would suffer.

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

If we are not able to adequately protect our intellectual property, then we may not be able to compete effectively, and we may not be profitable.

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

Our articles of incorporation do not contain any specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders; however, we are prepared to give such indemnification to our directors and officers to the extent provided for by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 214 - 5455 152nd Street, Surrey, BC, V3S 5A5 Canada, where we lease approximately 2,957 square feet of office space. On February 15, 2017, an additional six-month extension on the lease was signed with the term beginning on February 1, 2017 and ending on July 31, 2017. Currently space is leased on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

A Director of the Company, representing their company Adore Creative Agency Inc. (Adore), has filed a notice of default on March 31, 2016, in regard to the related party convertible note on the financial statements of the Company. The note was issued in lieu of marketing services and has a maturity date of March 31, 2016. The Company has countersued Adore for failure to provide services as obligated under the terms and agreement of the convertible note, and in addition for damages as a result.

On October 17, 2016, the Supreme Court of British Columbia made an order in relating to the above discussed lawsuit from a shareholder to recover a loan of CAD$100,000. The Company was ordered to repay the remaining loan plus costs in the amount of $77,589 to the shareholder in 14 monthly payments of $5,500 each plus $589 at the 15th month, starting February 15, 2017.

On September 7, 2016, Chetu Inc. has filed a Complaint for Damage in Florida to recover unpaid invoice amounts of $27,335 plus interest of $4,939. The invoice was not paid due to a dispute that the Company did not think that vendor had delivered the service according to the agreement between the two parties.

On February 9, 2017, the Company received a notice of default from Auctus Fund LLC (“Auctus”), on a 12% convertible promissory notes issued to the Company in the principal amount of $75,000. Auctus commenced a lawsuit against the Company on February 2, 2018 in the United States District Court, District of Massachusetts. Auctus alleges that the Company failed to honor a conversion notice under the terms of the Auctus notes, and thus giving rise to an event of default. Auctus seeks damages in excess of $306,681, which consists of the principal amount of the Auctus note, liquidated damages, and default interest, as well as ordering the Company to pay reasonable legal fees incurred by Auctus with respects to the lawsuit. This action is still pending.

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued to the Company in aggregate principal amount of $261,389. Coastal commenced a lawsuit against the Company on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, as well as ordering the Company to pay reasonable legal fees incurred by Coastal with respects to the lawsuit. This action is still pending.

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

OTC Markets Group Inc. OTCQB (1)

Quarter Ended	High $	Low $

December 31, 2017	0.04	0.00
September 30, 2017	0.08	0.02
June 30, 2017	0.63	0.07
March 31, 2017	0.58	0.10
December 31, 2016	0.30	0.05
September 30, 2016	0.62	0.15
June 30, 2016	1.78	0.38
March 31, 2016	2.45	0.55

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. (2) The first trade of our common shares occurred on March 25, 2015.

Holders of Record

As of December 31, 2017, we had 72 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Results of Operations

The following tables set forth our consolidated results of operations as a percentage of revenue for the periods presented:

	For the year ended
	December 31, 2017	December 31, 2016
Revenue	100.0%	100.0%
Cost of revenue	35.3%	43.9%
Gross profit	64.7%	56.15
Operating Expenses
Compensation expense	67.8%	83.1%
Research and development expense	0.0%	5.0%
General and administration expense	125.6%	86.7%
Warranty expense	8.2%	17.3%
Bad debt	6.9%	3.3%
Depreciation and amortization expense	2.7%	4.2%
Total operating expense	211.2%	200.2%
Loss from operations	(146.5)%	(144.1)%
Other Income (Expense)
Foreign currency exchange	(9.7)%	(4.1)%
Other (expenses) income	(3.0)%	(1.5)%
Unrealized on derivative instruments	30.9%	0.0%
Finance costs	(157.4)%	(87.6)%
Total other expense	(183.6)%	(92.6)%
Loss from continuing operations before income taxes	330.0%	(236.7)%
Provision for income taxes	0.0%	0.0%
Net loss	330.0%	(236.7)%
Less attributed to non-controlling interest	61.2%	39.5%
Net loss attributable to controlling interest	268.8%	(197.1)%
Other Comprehensive Income
Foreign currency translation	(70.1)%	(1.4)%
Comprehensive loss	(338.9)%	(238.0)%

Comparison of the Years Ended December 31, 2017 and 2016

Revenue

	For the Years Ended December 31,
	2017	2016	% Change

Revenue	$1,100,577	$1,169,936	(5.9)%

Revenue decreased by $69,359, or 5.9%, for the years ended December 31, 2017 as compared to the years ended December 31, 2016. The decrease was primarily due to lower sales in 2017 and continued design and redevelopment of our product line.

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

Cost of Revenue

	For the Years Ended December 31,
	2017	2016	% Change

Cost of revenue	$388,220	$513,638	(24.4)%

Cost of revenue decreased by $125,418 or 24.4%, for the years ended December 31, 2017 as compared to the years ended December 31, 2016. The decrease was primarily due to the decrease in hardware leases and sales. Costs of revenue as mentioned above was also due to a contract lease renewal that had no hardware costs associated. Sales also resulted in installation costs, freight charges, mapping, and direct labor costs in 2017 in comparison to 2016. Installation costs, such as direct labor decreased, cost of goods increased/decreased, mapping and freight costs decreased. Wireless fees also decreased which was due to new lower negotiated wireless fee rates.

Compensation Expense

	For the Years Ended December 31,
	2017	2016	% Change

Compensation expense	$746,739	$972,179	(23.2)%

Compensation expense decreased by $225,440, or 23.2%, for the years ended December 31, 2017 as compared to the years ended December 31, 2016. The decrease was primarily due to our continued efforts to reduce costs.

Research and Development

	For the Years Ended December 31
	2017		2016	% Change

Research and development expense	$	nil	$58,115	(100)%

Research and development expense decreased by $58,115, or 100% for the years ended December 31, 2017 as compared to the year ended December 31, 2016 as we did not incur any research and development costs during the year. We expect research and development expenses to increase as we enter new markets like commercial fleet management, agriculture, and advertising. This increase in costs will be required to develop the new 3G/4G GPS cellular device.

General and Administration Expense

	For the Years Ended December 31,
	2017	2016	% Change

General & administration expense	$1,414,983	$1,014,861	39.4%

General & administration expense increased by $367,006 or 36.2% for the years ended December 31, 2017 as compared to the years ended December 31, 2016. The table below outlines the differences in detail:

	December 2017	December 2016	Difference	% Difference
Professional fees	160,515	186,791	(26,276)	(14.1)%
Marketing & Advertising	581,653	221,868	359,785	162.2%
Subcontractor & Commissions	166,623	79,484	87,139	109.6%
Shipping Expense	65,045	41,161	23,884	58.0%
Office Expense, Rent, Software, Bank & Credit Card Charges, Telephone & Meals	441,147	485,557	(44,410)	(9.1)%
	1,414,983	1,014,861	400,122

Overall, there was a decrease of $26,276 in accounting & legal was overall due to a change of auditors, as well the decrease was also due to efforts in decreasing legal costs for public filing requirements. There was an increase of $87,139 in subcontractor and commissions due to the hiring of more employees instead of contract workers and lower sales resulting in less commissions being paid. There was an overall increase in shipping costs of $23,884 or 58.0% due to the increased use of rush shipping services in 2016 for urgent customer service calls. Office and other expenses decreased overall by $44,410 reflecting our efforts of reducing costs.

Warranty Expense

	For the Years Ended December 31,
	2017	2016	% Change

Warranty expense	$90,284	$202,393	(55.4)%

Warranty expense decreased by $112,109, or 55.4% for the years ended December 31, 2017 as compared to the years ended December 31, 2016. The decrease in warranty expense from 2017 to 2016 was primarily due to fewer breakdowns, and warranty costs were expensed as incurred.

Foreign Currency Exchange

	For the Years Ended December 31,
	2017	2016	% Change

Foreign currency exchange	$107,096	$(47,497)	325.5%

For the years ended December 31, 2017, we recognized $107,096 in foreign currency transaction gains as compared to $47,497 in foreign currency transaction loss for the year ended December 31, 2016. The difference was primarily due to the gains or losses arising from exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from transactions incurred in Canadian Dollar, Euro, and British pound.

Finance Costs

	For the Years Ended December 31,
	2017	2016	% Change

Finance costs	$1,731,921	$1,024,723	69.0%

Finance costs increased by $707,198 or 269.0% for the year ended December 31, 2017 as compared to the years ended December 31, 2016. The increase was primarily due to an increase in the number and amount of convertible debt conversions during the year ending December 31, 2017.

Change in fair value of derivative liabilities

	For the Years Ended December 31,
	2017	2016		% Change

Change in fair value of derivative liabilities	$340,227	$	Nil	100%

Change in fair value of derivative liabilities increased by $340,227 or 100% for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Net Loss

	For the Years Ended December 31,
	2017	2016	% Change

Net loss attributable to controlling interest	$(3,396,407)	$(2,306,249)	28.3%

As a result of the above factors, we have net loss after non-controlling interest attributable to the Company’s common stockholders of approximately $3,396,407 for the year ended December 31, 2017 as compared to $2,306,249 for the year ended December 31, 2016, representing an increase of approximately $1,090,158 or approximately 47.3%. This increase was primarily due to increased finance costs relating to the derivative expense during the year ended December 31, 2017.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through December 31, 2017, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At December 31, 2017, we had $7,667,901 in outstanding indebtedness, which has either already reached maturity or matures within the next twelve months.

We had cash in the amount of $5,489 as of December 31, 2017 as compared to $nil as of December 31, 2016. We had a working capital deficit of $8,002,300 as of December 31, 2017 compared to working capital deficit of $5,580,774 as of December 31, 2016.

Liquidity and Financial Condition

	At December 31, 2017	At December 31, 2016	Percentage Increase/(Decrease)
Current Assets	$59,542	$226,687	(76.1)%
Current Liabilities	$8,061,842	$5,807,461	32.7%
Working Capital	$(8,002,300)	$(5,580,774)	(44.1)%

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	December 31
	2017	2016

Net cash used in operating activities	$(568,972)	$(620,157)
Net cash provided by investing activities	-	18,654
Net cash provided by financing activities	984,684	599,248
Net (decrease) increase in cash	415,712	(2,255)
Effects of exchange rate changes on cash	(410,224)	2,255
Cash at beginning of period	-	-
Cash and equivalents at end of period	$5,488	$-

Net Cash Used in Operating Activities. During the year ended December 31, 2017, cash used in operations totaled $568,972. This reflects the net loss of 3,632,072 less $3,063,100 provided by changes in operating assets and liabilities and adjustments for non-cash items. Non-cash items from the issuance of convertible debt, related finance fees, and the subsequent revaluation accounted for $1,290,850 of the loss. Cash provided by working capital items increased primarily due to an increase in accounts payable and accrued liabilities of $719,127. A further reduction in inventory of $71,644 from the company moving to a presale model and increases from a warranty reserve estimate of $53,808 accounted for the largest items provided by working capital items.

During the year ended December 31, 2016, cash used in operations totaled $620,157. This reflects the net loss of $2,768,659 less $2,148,502 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by decreased inventory purchases of $269,553, a decrease in prepaid expense and deposits of $43,691, a decrease in related party receivable of $97,313 and an increase in trade payables and accruals of $1,250,632.

Net Cash Provided by (Used in) Investing Activities. Investing activities provided $nil of cash in the year ended December 31, 2017. Investing activities provided $18,654 of cash in the year ended December 31, 2016, which was primarily provided by a decrease in equipment on lease.

Net Cash (Used in) Provided by Financing Activities. Net cash provided by financing activities during the year ended December 31, 2017 totaled $984,684 provided primarily by $946,750 in proceeds from notes payable and $50,000 in proceeds from issuance of shares, offset by bank overdraft repayments of $5,316 and share issuance costs of $6,750. Net cash provided by financing activities during the year ended December 31, 2016 totaled $599,248 provided primarily by proceeds for notes payable of $650,099.

Outstanding Indebtedness

Our current indebtedness as of December 31, 2017 is comprised of the following:

●	Unsecured loan payable in the amount of $199,283 bearing interest at 15% per annum and due on demand;

●	Unsecured loan payable in the amount of $317,500 bearing interest at 18% per annum;

●	Unsecured note payable in the amount of $48,751, bearing interest at 36% per annum and due on July 20, 2017;

●	Unsecured loan payable in the amount of $71,742, fees for services payable on the original loan amount of 5% by May 6, 2016, 10% payable by June 5, 2016, or 20% payable by July 5, 2016;

●	Unsecured loan payable in the amount of $250,000, bearing interest at 10% per annum, with a minimum interest amount of $25,000, and due on July 22, 2016;

●	Secured convertible loan payable in the amount of $981,370, bearing interest at 15.2% per annum and due on December 31, 2015;

●	Unsecured, convertible note payable to related party in the amount of $310,000, bearing interest at 5% per annum and due on March 30, 2016;

●

Senior secured, convertible note payable in the amount of $245,889 interest 8% per annum. Repayable in cash or common shares at the lower of (i) twelve cents ($0.12) and (ii) the closing sales price of the Common Stock on the date of conversion;

●

Unsecured, convertible note payable in the amount of $65,887 interest 12% per annum. Matures 1 year from execution date. Principal plus interest is repayable in cash or common shares at the lower of current market price and 50% of the lowest trading price of Common Stock during the 25 Trading Days immediately preceding conversion;

●	Unsecured, convertible note payable in the amount of $56,144 interest 12% per annum. Matures on October 18, 2017. Principal is repayable in cash or common shares at the lower of (i) three cents ($0.03) and (ii) 50% of the lowest trading price during the 25 Trading Days immediately preceding the date of conversion

●	Unsecured, convertible note payable in the amount of $69,952 interest 10% per annum. Matures on October 3, 2017. Principal is repayable in cash or common shares at the lower of (i) six cents ($0.06) (ii) 55% of the lowest trading price during the 25 Trading Days immediately preceding the date of conversion

●	Unsecured, convertible note payable in the amount of $110,000 interest 10% per annum. Matures on December 5, 2017. Principal is repayable in cash or common shares at the lower of (i) eight cents ($0.08) (ii) 55% of the lowest trading price during the 25 Trading Days immediately preceding the date of conversion

●	Unsecured, convertible note payable in the amount of $135,000 interest 10% per annum. Matures on July 17, 2018. Principal is repayable in cash or common shares at the lower of (i) six cents ($0.06) (ii) 55% of the lowest trading price during the 20 Trading Days immediately preceding the date of conversion

●	Unsecured, convertible note payable in the amount of $110,250 interest 8% per annum. Matures on August 16, 2018. Principal is repayable in cash or common shares at a conversion price equal to 58% of the lowest Trading during the previous ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

●	Unsecured, convertible note payable in the amount of $107,000 interest 10% per annum. Matures on March 6, 2018. Principal is repayable in cash or common shares at the lower of (i) three cents ($0.03) and (ii) lowest Trading Price during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

●	Unsecured, convertible note payable in the amount of $107,000 interest 10% per annum. Matures on April 30, 2018. Principal is repayable in cash or common shares at the lower of (i) $0.004 or (ii) lowest Trading Price during the previous twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

●	Unsecured, convertible note payable in the amount of $82,000 interest 10% per annum. Matures on June 8, 2018. Principal is repayable in cash or common shares at the lower of (i) $0.003 or (ii) lowest Trading Price during the previous twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

Preferred Stock Redemption Obligations

Westergaard Holdings Ltd., a company controlled by a former director of the Company, owns 4,229,384 shares (the “Series A Shares”) of Series A Convertible Preferred Stock of DSG TAG Systems. Pursuant to a Subscription / Debt Settlement Agreement dated September 26, 2014 between DSG TAG Systems and Westergaard Holdings, as amended on November 10, 2015, DSG TAG Systems has agreed that DSG Global, Inc. will complete financings for gross proceeds of at least $10 million and use a portion of the proceeds to redeem all of the Series A Shares at a price of $1.25 per share, as follows:

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

Prospective Capital Needs

Our principal sources of liquidity are our existing cash and cash generated from product sales. Our working capital deficiency at December 31, 2017 was $8,002,300.

In order to achieve substantial profitability and positive cash flows from operations we will need to increase revenue and / or reduce operating expense. Our ability to maintain or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

DSG GLOBAL INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DSG Global, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of DSG Global, Inc. (the “Company”) as of December 31, 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended and related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2017, and the results of their operations and their cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit, and has incurred significant operating losses and negative cash flows from operations since inception. As at December 31, 2017, the Company has an accumulated deficit of $30,409,853. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit, we are required to obtain an understanding of the Company’s internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2017.

Vancouver, Canada

April 18, 2018

Lichter, Yu and Associates, Inc.

Certified Public Accountants

21031 Ventura Blvd., suite 316

Woodland Hills, CA 91364

Tel (818)789-0265 Fax (818) 789-3949

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

DSG Global, Inc.

We have audited the accompanying consolidated balance sheets of DSG Global, Inc. and Subsidiary (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the two year ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DSG Global, Inc. as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $27,013,446 and negative working capital of $5,580,774 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lichter, Yu and Associates, Inc.

Woodland Hills, California
April 28, 2017

DSG GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN U.S. DOLLARS)

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$5,488	$-
Accounts receivable	23,736	90,038
Inventory	8,929	80,573
Prepaid expenses and deposits	20,355	56,076
Due from related party	1,034	-
TOTAL CURRENT ASSETS	59,542	226,687

NON-CURRENT ASSETS
Equipment	964	4,741
Equipment on lease	14,814	42,763
Intangible assets	15,395	16,580
TOTAL NON-CURRENT ASSETS	31,173	64,084

TOTAL ASSETS	$90,715	$290,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank overdraft	$-	$5,316
Accounts payable and accrued liabilities	3,328,851	2,568,792
Due to related parties	-	1,526
Deferred revenue	159,665	149,147
Warranty reserve	165,523	111,715
Convertible note payable, related party, net of unamortized discount of $nil	310,000	339,791
Loans payable	887,275	866,269
Derivative liabilities	1,191,396	365,944
Convertible notes payable, net of unamortized discount of $301,360 and $179,333, respectively	2,019,132	1,398,961
TOTAL LIABILITIES	8,061,842	5,807,461

MEZZANINE EQUITY
Redeemable Non-controlling Interest - Preferred Shares	5,286,731	5,286,731

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 2,000,000,000 shares authorized Issued and outstanding: 101,877,495 and 30,291,187 shares, respectively	101,877	30,291
Additional paid-in capital	17,511,673	15,982,222
Other accumulated comprehensive income	873,250	1,296,652
Accumulated deficit	(30,409,853)	(27,013,446)
Total shareholders’ deficit attributable to DSG Global	(11,923,053)	(9,704,281)
Non-controlling interest	(1,334,805)	(1,099,140)
TOTAL STOCKHOLDERS’ DEFICIT	(13,257,858)	(10,803,421)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$90,715	$290,771

Going concern (Note 2)

Contingencies (Note 18)

Subsequent events (Note 19)

(The accompanying notes are an integral part of these consolidated financial statements)

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN U.S. DOLLARS)

	Year ended December 31, 2017	Year ended December 31, 2016
Revenue	$1,100,577	$1,169,936
Cost of revenue	388,220	513,638
Gross profit	712,357	656,298

Operating Expenses
Bad debts	75,540	38,202
Compensation	746,739	972,179
Depreciation and amortization	29,681	49,664
General and administration	1,414,983	1,021,482
Research and development	-	58,115
Warranty	90,284	202,393
Total operating expenses	2,357,227	2,342,035
Loss from operations	(1,644,870)	(1,685,737)

Other Income (Expense)
Change in fair value of derivative liabilities	(340,227)	(223,795)
Finance costs	(1,731,921)	(800,928)
Foreign currency exchange gain (loss)	107,096	(47,497)
Loss on extinguishment of debt	(22,150)	-
Other expense	-	(10,702)
Total Other Income (Expense)	(1,987,202)	(1,082,922)

Net loss	(3,632,072)	(2,768,659)

Less: net loss attributed to the non-controlling interest	235,665	462,410

Net loss attributable to DSG Global, Inc.	(3,396,407)	(2,306,249)

Foreign currency translation adjustments	(423,402)	(10,307)

Comprehensive loss attributable to DSG Global, Inc.	$(3,819,809)	$(2,316,556)

Basic and diluted loss per share attributable to DSG Global, Inc.	$(0.08)	$(0.08)

Weighted average number of common shares outstanding used in the calculation of net loss attributable to DSG Global, Inc.	44,184,246	30,291,187

(The accompanying notes are an integral part of these consolidated financial statements)

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN U.S. DOLLARS)

	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Non-controlling	Total Stockholders’
	Number	Amount $	Capital $	Income (Loss) $	Deficit $	Interest $	Deficit $

Balance, December 31, 2015	30,291,187	30,291	15,873,724	1,306,959	(24,707,197)	(660,771)	(8,156,994)

Adjustment to paid-in capital for minority interest	–	–	(24,041)	–	–	24,041	–

Beneficial conversion feature of loans	–	–	132,539	–	–	–	132,539

Net loss	–	–	–	(10,307)	(2,306,249)	(462,410)	(2,778,966)

Balance, December 31, 2016	30,291,187	30,291	15,982,222	1,296,652	(27,013,446)	(1,099,140)	(10,803,421)

Issuance of common shares for cash	500,000	500	49,500	–	–	–	50,000

Issuance of common shares for services	2,250,000	2,250	560,250	–	–	–	562,500

Issuance of common shares for commitment fee	550,000	550	197,450	–	–	–	198,000

Issuance of common shares for convertible notes payable	68,286,308	68,286	729,001	–	–	–	797,287

Share issuance costs	–	–	(6,750)	–	–	–	(6,750)

Net loss	–	–	–	(423,402)	(3,396,407)	(235,665)	(4,055,474)

Balance, December 31, 2017	101,877,495	101,877	17,511,673	873,250	(30,409,853)	(1,334,805)	(13,257,858)

(The accompanying notes are an integral part of these consolidated financial statements)

DSG GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN U.S. DOLLARS)

	Year Ended
	December 31, 2017	December 31, 2016
Cash flows from operating activities
Net loss attributable to DSG Global, Inc.	$(3,632,072)	$(2,768,659)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,681	49,664
Depreciation included in cost of goods sold	5,359	-
Financing fees	216,900	-
Interest on discount of convertible debt	733,723	143,912
Loss on extinguishment of debt	22,150	-
Change in fair value of derivative liabilities	340,227	223,795
Bad debts	75,540	33,947
Shares issued for services	760,500	-

Changes in operating assets and liabilities:
Accounts receivable	(9,238)	(48,710)
Inventory	71,644	269,553
Funds held in trust	-	3,564
Prepaid expense and deposits	35,721	43,691
Due from/to related parties	(2,560)	97,313
Other assets	-	34,202
Accounts payable and accrued liabilities	719,127	1,250,632
Deferred revenue	10,518	46,939
Warranty reserve	53,808	-
Net cash used in operating activities	(568,972)	(620,157)

Cash flows from investing activities
Purchase of equipment	-	(1,992)
Return of equipment on lease	-	21,436
Purchase of intangible assets	-	(790)
Net cash provided by investing activities	-	18,654

Cash flows from financing activities
Bank overdraft	(5,316)	(33,699)
Proceeds from issuance of common shares	50,000	-
Share issuance costs	(6,750)	-
Proceeds from notes payable	946,750	650,099
Repayments of notes payable	-	(47,327)
Related party loan payable	-	30,175
Net cash provided by financing activities	984,684	599,248

Effect of exchange rate changes on cash	(410,224)	2,255

Net increase (decrease) in cash	415,712	(2,255)
Change in cash	5,488	-
Cash, beginning of the year	-	-
Cash, end of the year	$5,488	$-

Supplemental Disclosures (Note 15)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 1 – ORGANIZATION

DSG Global, Inc. (formerly Boreal Productions Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on September 24, 2007. The Company was formed to option feature films and TV projects to be packaged for sale to movie studios and production companies.

On January 19, 2015, the Board of Directors approved an agreement and plan of merger to merge with wholly-owned subsidiary DSG Global Inc., a Nevada corporation, to affect a name change from Boreal Productions Inc. to DSG Global, Inc. On April 13, 2015, the Company entered into a share exchange agreement with DSG Tag Systems Inc. (“DSG TAG”), a company incorporated under the laws of the State of Nevada on April 17, 2008 and extra provincially registered in British Columbia, Canada in 2008, whereby the Company acquired 75% of DSG TAG in exchange for the issuance of 15,185,875 common shares. In addition, concurrent with the share exchange agreement, the Company issued 179,823 common shares for settlement of accrued interest. On July 6, 2015 and through to October 13, 2015, the Company acquired the remaining 27,035,175 common shares of DSG TAG in exchange for the issuance of 4,921,303 common shares of the Company. As of July 6, 2015, the Company held a 100% interest in DSG TAG.

The Company is a technology development company engaged in the design, manufacture, and marketing of fleet management solutions for the golf industry, as well as commercial, government and military applications. Its principal activities are the sale and rental of GPS tracking devices and interfaces for golf vehicles, and related support services. The Company specializes in the vehicle fleet management industry, primarily focused on the golf industry to help golf course operators manage their fleet of golf carts, turf equipment, and utility vehicles.

Additionally, an aggregate of 4,229,384 shares of Series A Convertible Preferred Stock of DSG TAG continues to be held by Westergaard Holdings Ltd., an affiliate company of a former director of the Company.

In March 2011, DSG TAG formed DSG Tag Systems International, Ltd., a company incorporated in the United Kingdom (“DSG UK”). DSG UK is a wholly-owned subsidiary of DSG TAG.

Note 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2017, the Company has a working capital deficit of $8,002,300 and has an accumulated deficit of $30,409,853 since inception. Furthermore, the Company incurred a net loss of $3,632,072 and used $568,972 of cash flows for operating activities during the year ended December 31, 2017. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DSG TAG and DSG UK. All material intercompany accounts, transactions and profits were eliminated in consolidation.

DSG GLOBAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the collectability of accounts receivable, valuation of inventory, useful lives and recoverability of long-lived assets, valuation of loans payable, fair value of convertible debentures, derivative liabilities, warranty reserves, and stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

The Company’s policy for equipment requires judgment in determining whether the present value of future expected economic benefits exceeds capitalized costs. The policy requires management to make certain estimates and assumptions about future economic benefits related to its operations. Estimates and assumptions may change if new information becomes available. If information becomes available suggesting that the recovery of capitalized cost is unlikely, the capitalized cost is written off to the consolidated statement of operations.

The assessment of whether the going concern assumption is appropriate requires management to take into account all available information about the future, which is at least, but is not limited to, 12 months from the end of the reporting period. The Company is aware that material uncertainties related to events or conditions may cast significant doubt upon the Company’s ability to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2017 and 2016, there were no uninsured balances for accounts in Canada, United States, or United Kingdom. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts Receivable

Accounts receivable is comprised of amounts due from customers and is recorded net of allowance for doubtful accounts. All accounts receivable are due thirty days from the date billed.

Financing Receivables and Guarantees

The Company provides financing arrangements, including operating leases and financed service contracts for certain qualified customers. Lease receivables primarily represent sales-type and direct-financing leases. Leases typically have two- to three-year terms and are collateralized by a security interest in the underlying assets. The Company makes an allowance for uncollectible financing receivables based on a variety of factors, including the risk rating of the portfolio, macroeconomic conditions, historical experience, and other market factors. As at December 31, 2017 and 2016 management determined that there was no allowance necessary. The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers. The Company could be called upon to make payment under these guarantees in the event of non-payment to the third party.

DSG GLOBAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company places its cash in credit-worthy financial institutions. The Company’s accounts receivables are comprised of a diversified customer base, most of which are in Canada, United States and the United Kingdom. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts. The carrying amount of cash and accounts receivables represents the maximum credit exposure.

Inventory

Inventory is comprised of finished goods and is valued at the lower of cost or net realizable value. Cost is determined using the first-in-first-out basis for finished goods. Net realizable value is determined on the basis of anticipated sales proceeds less the estimated selling expenses. Inventory is reviewed at least annually for impairment due to slow moving or obsolescence.

Equipment and Equipment on Lease

Equipment and equipment on lease are stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives are:

Furniture and equipment	5 years straight-line
Computer equipment	3 years straight-line
Equipment on lease	5 years straight-line

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of patents. The patents are amortized straight-line over the estimated useful life of 17 years and are reviewed annually for impairment.

Impairment of Long-Lived Assets

The Company reviews long-lived assets such as equipment, equipment on lease, and intangible assets with finite useful lives for impairment whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying value of the asset, a loss is recognized for the excess of the carrying amount over the fair value of the asset.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of DSG TAG is in Canadian dollars. The functional currency of DSG UK is in British Pounds. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities, and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of DSG TAG and DSG UK are translated to U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rate while revenues and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

DSG GLOBAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition and Warranty Reserve

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

Reportable Segment

The Company has one reportable segment. The Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of financial products provided as a single global business.

Research and Development

Research and development expenses include payroll, employee benefits, and other related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached. Research and development is expensed and included in the consolidated statement of operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

The Company has not recorded any amounts pertaining to uncertain tax positions.

Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2017, the Company had 585,040,862 (2016 – 12,259,635) potentially dilutive shares outstanding.

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

DSG GLOBAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, amounts due from and to related parties, bank overdraft, account payable and accrued liabilities, convertible note – related party, loans payable, derivative liabilities, and convertible notes payable.

The following table represents assets and liabilities that are measured and recognized at fair value as of December 31, 2017, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $

Cash	5,488	–	–
Derivative liabilities	–	1,191,396	–

Total	5,488	1,191,396	–

The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

During the year ended December 31, 2017, the Company recognized a loss on the change in fair value of derivative liabilities of $340,227 (2016 – $223,795).

DSG GLOBAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contingencies

Certain conditions may exist as at the date that the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

Reclassifications

Certain of the figures presented for comparative purposes have been reclassified to conform to the current presentation adopted in the current period.

Recently Issued Accounting Pronouncements

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

DSG GLOBAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

For fiscal years beginning after December 15, 2018:

In March 2017, the FASB issued ASC 2017-08 “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) – Premium Amortization on Purchased Callable Debt Securities” an amendment to shorten the amortization period for certain callable debt securities held at a premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount.

In July 2017, the FASB issued ASC 2017-11 “Earnings Per Share (Topic 260), Distinguishing Liability from Equity (Topic 480), and Derivatives and Hedging (Topic 815) – (i) Accounting for Certain Financial Instruments with Down Round Features (ii) Replace of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments.” The amendments in (i) change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and to help clarify existing disclosure requirements. The amendments in (ii) characterize the indefinite deferral of certain provisions and do not have an accounting effect.

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

The Company is currently evaluating the impact of the above standards on the consolidated financial statements. Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4 – ACCOUNTS RECEIVABLE

As of December 31, 2017 and 2016, accounts receivable consisted of the following:

	December 31, 2017	December 31, 2016
Accounts receivable	$52,373	$137,327
Allowance for doubtful accounts	(28,637)	(47,289)
Total accounts receivables, net	$23,736	$90,038

Note 5 – EQUIPMENT AND EQUIPMENT ON LEASE

As of December 31, 2017 and 2016, equipment consisted of the following:

	December 31, 2017	December 31, 2016
Furniture and equipment	$17,914	$20,838
Computer equipment	26,435	23,317
Accumulated depreciation	(43,385)	(39,414)
	$964	$4,741

DSG GLOBAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 5 – EQUIPMENT AND EQUIPMENT ON LEASE (continued)

As of December 31, 2017 and 2016, equipment on lease consisted of the following:

	December 31, 2017	December 31, 2016
Tags	$124,314	$122,935
Text	27,475	27,171
Touch	22,759	22,507
Accumulated depreciation	(159,734)	(129,850)
	$14,814	$42,763

As of December 31, 2017, total depreciation expense was $33,855 (2016 - $49,664) for the equipment and equipment on lease.

Note 6 – INTANGIBLE ASSETS

As of December 31, 2017 and 2016, intangible assets consisted of the following:

	December 31, 2017	December 31, 2016
Patents	$21,253	$21,253
Accumulated depreciation	(5,858)	(4,673)
	$15,395	$16,580

Note 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2017 and 2016, accounts payable and accrued liabilities consisted of the following:

	December 31, 2017	December 31, 2016
Accounts payable	$1,121,841	$940,722
Accrued expenses	255,542	388,331
Accrued interest payable	1,889,537	1,222,151
Other liabilities	61,931	17,588
Total payables	$3,328,851	$2,568,792

DSG GLOBAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 8 – LOANS PAYABLE

As of December 31, 2017 and 2016, loans payable consisted of the following:

	December 31, 2017	December 31, 2016

Unsecured, due on demand, interest 15% per annum	$199,283	$186,192
Unsecured, due on demand, interest 36% per annum	48,750	45,548
Unsecured, loan payable, interest 18% per annum	317,500	317,500
Unsecured, loan payable, fee for services payable on the original loan amount of 5% by May 6, 2016, 10% payable by June 5, 2016, or 20% payable by July 5, 2016	71,742	67,029
Unsecured, loan payable, interest 10% per annum, with a minimum interest amount of $25,000, due July 22, 2016.	250,000	250,000
Total	$887,275	$866,269

Note 9 – CONVERTIBLE NOTES PAYABLE

Related Party Notes

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a director of the Company for marketing services. The convertible promissory note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per share, was due on March 30, 2016, and is now due on demand. As at December 31, 2017, the carrying value of the debenture was $310,000 (2016 - $310,000). See Note 18(a).

(b)	On December 16, 2016, the Company issued a convertible promissory note in the principal amount of Cdn$40,000 to a family member of the CEO and CFO of the Company. The convertible promissory note is unsecured, bears interest at 8% per annum, was due on January 15, 2017, and was convertible at $0.05 per share. After January 15, 2017, interest accrues at 4% per month. Interest will be accrued and payable at the time of promissory note repayment.

On April 3, 2017, the outstanding principal and all unpaid interest and penalties was settled in cash of Cdn$45,500 and the issuance of 525,049 common shares pursuant to a debt settlement and subscription agreement, as described in Note 12. As at December 31, 2017, the carrying value of the debenture was $nil (2016 - $29,791).

Third Party Notes

(c)	On August 25, 2015, the Company issued a convertible promissory note in the principal amount of $250,000. The convertible promissory note is unsecured, bears interest at 10% per annum, is due on demand, and is convertible at $1.75 per share.

DSG GLOBAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 9 – CONVERTIBLE NOTES PAYABLE (continued)

(d)	On November 7, 2016, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company was provided with proceeds of $125,000 on November 10, 2016 in exchange for the issuance of a secured convertible promissory note in the principal amount of $138,889, which was inclusive of an 8% original issue discount and bears interest at 8% per annum to the holder. The convertible promissory note matures six months from the date of issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $0.12 or the closing price of the Company’s common stock on the conversion date. In addition, under the same terms, the Company also issued a secured convertible note of $50,000 in consideration for proceeds of $10,000 and another secured convertible note of $75,000 in consideration for proceeds of $10,000. Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes for consideration of $1 each at any time prior to the maturity date in the event that the convertible promissory note is exchanged or converted into a revolving credit facility with the lender, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility.

On May 7, 2017, the Company triggered an event of default in the convertible note by failing to repay the full principal amount and all accrued interest on the due date. The entire convertible note payable became due on demand and would accrue interest at an increased rate of 1.5% per month (18% per annum) or the maximum rate permitted under applicable law until the convertible note payable was repaid in full.

On May 8, 2017, the Company issued 100,000 common shares for the conversion of $5,000 of the $72,500 convertible note dated November 7, 2016. On May 24, 2017, the Company issued 210,000 common shares for the conversion of $10,500 of the $72,500 convertible note dated November 7, 2016. Refer to Note 12.

On May 25, 2017, the lender provided conversion notice for the remaining principal $57,000 of the $72,500 convertible note dated November 7, 2016. This conversion was not processed by the Company’s transfer agent due to direction from the Company not to honor any further conversion notices from the lender. In response, the Company received legal notification pursuant to the refusal to process further conversion notices. Refer to Note 18.

As at December 31, 2017, the carrying value of the note was $245,889 (2016 - $82,056) and the fair value of the derivative liability was $145,000 (2016 - $365,944). During the year ended December 31, 2017, the Company accreted $179,333 (2016 - $nil) of the debt discount to interest expense.

(e)	On December 21, 2016, the Company entered into a convertible note agreement for the principal amount of $74,500 for consideration of proceeds of $72,250, which was received on January 10, 2017. The note is unsecured, bears interest at 12% per annum, was due on December 21, 2017, and is convertible into common shares at a conversion price equal to the lessor of: (i) the closing sale price of the common stock on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the twenty five consecutive trading days immediately preceding the conversion date. Interest will be accrued and payable at the time of repayment of the note. Financing fees on the note were $4,750. Derivative liability applied as discount on the note was $72,250 and is being accreted over the life of the note.

On July 24, 2017, the Company issued 800,000 common shares for the conversion of $26,850 of principal and a $750 finance fee. On October 10, 2017, the Company issued 1,000,000 common shares for the conversion of $705 of principal, $3,200 of penalty interest, and a $750 finance fee. On October 19, 2017, the Company issued 4,400,000 common shares for the conversion of $4,814 of principal and a $1,500 finance fee. On October 25, 2017, the Company issued 2,700,000 common shares for the conversion of $3,030 of principal and a $750 finance fee. On October 27, 2017, the Company issued 3,000,000 common shares for the conversion of $3,450 of principal and a $750 finance fee. On October 31, 2017, the Company issued 3,000,000 common shares for the conversion of $3,450 of principal and a $750 finance fee. On December 27, 2017, the Company issued 4,200,000 common shares for the conversion of $1,182 of principal and a $750 finance fee. On December 29, 2017, the Company issued 4,600,000 common shares for the conversion of $1,132 of principal and a $750 conversion fee. The Company also incurred a $36,000 default fee, which was added to the principal balance of the note, for failure to honour a conversion notice in a timely manner.

DSG GLOBAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 9 – CONVERTIBLE NOTES PAYABLE (continued)

As at December 31, 2017, the carrying value of the note was $65,887 (2016 - $nil) and the fair value of the derivative liability was $31,431 (2016 - $nil). During the year ended December 31, 2017, the Company accreted $72,250 (2016 - $nil) of the debt discount and $4,750 (2016 - $nil) of the financing fees to interest expense.

(f)	On January 18, 2017, the Company issued a convertible promissory note in the principal amount of $75,000. The note is unsecured, bears interest at 12% per annum, was due on October 18, 2017, and is convertible into common shares at a conversion price equal to the lessor of (i) 60% multiplied by the lowest trading price (representing a discount rate of 40%) during the previous twenty-five trading day period ending on the latest complete trading day prior to the date of the note; and (ii) the variable conversion price which means 50% multiplied by the lowest trading price (representing a discount rate of 50%) during the previous twenty five trading day period ending on the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Financing fees on the note were $2,750. Derivative liability applied as discount on the note was $75,000 and is being accreted over the life of the note.

On July 28, 2017, the Company issued 500,000 common shares for the conversion of $4,474 of principal and $4,586 of accrued interest. On September 7, 2017, the Company issued 750,000 common shares for the conversion of $12,549 of principal and $951 of accrued interest. On October 11, 2017, the Company issued 750,000 common shares for the conversion of $3,342 of principal and $648 of accrued interest. On October 20, 2017, the Company issued 2,229,400 common shares for the conversion of $3,369 of principal and $198 of accrued interest. On October 27, 2017, the Company issued 3,017,400 common shares for the conversion of $4,592 of principal and $236 of accrued interest. On November 7, 2017, the Company issued 3,667,000 common shares for the conversion of $5,530 of principal and $337 of accrued interest.

On November 7, 2017, the Company incurred a loan penalty of $15,000 for the conversion price being below the Company’s par value.

As at December 31, 2017, the carrying value of the note was $56,144 (2016 - $nil) and the fair value of the derivative liability was $70,818 (2016 - $nil). During the year ended December 31, 2017, the Company accreted $75,000 (2016 - $nil) of the debt discount and $2,750 (2016 - $nil) of the financing fees to interest expense.

(g)	On April 3, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. The note is unsecured, bears interest at 10% per annum, was due on October 3, 2017, and is convertible into common shares at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading day prior to the date of this note and (ii) the alternate conversion price which means 55% multiplied by the lowest trading price during the previous twenty five trading day period ending on the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. In connection with the issuance, the Company issued 550,000 common shares as a commitment fee, however, these common shares must be returned if the note is fully repaid and satisfied prior to the maturity date. Financing fees on the note were $10,000. Derivative liability applied as discount on the note was $100,000 and is being accreted over the life of the note.

DSG GLOBAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 9 – CONVERTIBLE NOTES PAYABLE (continued)

On October 11, 2017, the Company issued 1,415,205 common shares for the conversion of $2,590 of principal and $5,880 of accrued interest. On October 18, 2017, the Company issued 2,123,434 common shares for the conversion of $5,430 of principal and $494 of accrued interest. On October 19, 2017, the Company issued 2,229,450 common shares for the conversion of $3,879 of principal and $134 of accrued interest. On October 23, 2017, the Company issued 2,440,467 common shares for the conversion of $4,134 of principal and $258 of accrued interest. On October 26, 2017, the Company issued 1,791,445 common shares for the conversion of $3,107 of principal and $118 of accrued interest. On October 31, 2017, the Company issued 2,500,728 common shares for the conversion of $4,262 of principal and $239 of accrued interest. On November 2, 2017, the Company issued 1,499,272 common shares for the conversion of $2,528 of principal and $171 of accrued interest. On November 13, 2017, the Company issued 3,017,333 common shares for the conversion of $4,823 of principal and $608 of accrued interest. On November 22, 2017, the Company issued 4,000,565 common shares for the conversion of $4,292 of principal and $469 of accrued interest. On December 27, 2017, the Company issued 4,200,200 common shares for the conversion of $1,656 of principal and $1,725 of accrued interest. On December 29, 2017, the Company issued 4,619,360 common shares for the conversion of $3,347 of principal and $48 of accrued interest.

As at December 31, 2017, the carrying value of the note was $69,952 (2016 - $nil) and the derivative liability was $108,326 (2016 - $nil). During the year ended December 31, 2017, the Company accreted $100,000 (2016 - $nil) of the debt discount and $10,000 (2016 - $nil) of the financing fees to interest expense.

(h)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. The note is unsecured, bears interest at 10% per annum, was due on December 5, 2017, and is convertible into common shares at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading day prior to the date of this note and (ii) the alternate conversion price which means 55% multiplied by the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Financing fees on the note were $7,000. Derivative liability applied as discount on the note was $103,000 and is being accreted over the life of the note.

As at December 31, 2017, the carrying value of the note was $110,000 (2016 - $nil) and the fair value of the derivative liability was $188,798 (2016 - $nil). During the year ended December 31, 2017, the Company accreted $103,000 (2016 - $nil) of the debt discount and $7,000 (2016 - $nil) of the financing fees to interest expense.

(i)	On July 17, 2017, the Company issued a convertible promissory note in the principal amount of $135,000. The note is unsecured, bears interest at 10% per annum, is due on July 17, 2018, and is convertible into common shares at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price during the previous twenty trading day period ending on the latest complete trading day prior to the date of this note and (ii) $0.061. Interest will be accrued and payable at the time of promissory note repayment. Financing fees on the note were $16,500. Derivative liability applied as discount on the note was $118,500 and is being accreted over the life of the note.

As at December 31, 2017, the carrying value of the note was $70,718 (2016 - $nil) and the fair value of the derivative liability was $205,563 (2016 - $nil). During the year ended December 31, 2017, the Company accreted $54,218 (2016 - $nil) of the debt discount and $16,500 (2016 - $nil) of the financing fees to interest expense.

(j)	On August 17, 2017, the Company issued a convertible promissory note in the principal amount of $110,250. The note is unsecured, bears interest at 8% per annum, is due on August 16, 2018, and is convertible at 58% of to the lowest trading price during the previous ten trading days to the date of a conversion notice. Interest will be accrued and payable at the time of promissory note repayment. Deferred financing fees on the note were $5,250. Derivative liability applied as discount on the note was $105,000 and is being accreted over the life of the note.

DSG GLOBAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 9 – CONVERTIBLE NOTES PAYABLE (continued)

As at December 31, 2017, the carrying value of the note was $44,661 (December 31, 2016 - $nil) and the fair value of the derivative liability was $166,460 (2016 - $nil). During the year ended December 31, 2017, the Company accreted $39,411 (2016 - $nil) of the debt discount and $5,250 (2016 - $nil) of the financing fees to interest expense.

(k)	On September 6, 2017, the Company issued a convertible promissory note in the principal amount of $107,000. The note is unsecured, bears interest at 10% per annum, is due on March 6, 2018, and is convertible into common shares at a conversion price equal to the lessor of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Deferred financing fees on the note were $7,000. Derivative liability applied as discount on the note was $100,000 and is being accreted over the life of the note.

As at December 31, 2017, the carrying value of the note was $71,088 (2016 - $nil) and the fair value of the derivative liability was $100,000 (2016 - $nil). During the year ended December 31, 2017, the Company accreted $64,088 (2016 - $nil) of the debt discount and $7,000 (2016 - $nil) of the financing fees to interest expense.

(l)	On October 30, 2017, the Company issued a convertible promissory note in the principal amount of $107,000. The note is unsecured, bears interest at 10% per annum, is due on April 30, 2018, and is convertible into common shares at a conversion price equal to the lessor of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Deferred financing fees on the note were $7,000. Derivative liability applied as discount on the note was $100,000 and is being accreted over the life of the note.

As at December 31, 2017, the carrying value of the note was $41,066 (2016 - $nil) and the fair value of the derivative liability was $100,000 (2016 - $nil). During the year ended December 31, 2017, the Company accreted $34,066 (2016 - $nil) of the debt discount and $7,000 (2016 - $nil) of the financing fees to interest expense.

(m)	On December 18, 2017, the Company issued a convertible promissory note in the principal amount of $82,000. The note is unsecured, bears interest at 10% per annum, is due on June 18, 2018, and is convertible into common shares at a conversion price equal to the lessor of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Deferred financing fees on the note were $7,000. Derivative liability applied as discount on the note was $75,000 and is being accreted over the life of the note.

As at December 31, 2017, the carrying value of the note was $12,357 (2016 - $nil) and the fair value of the derivative liability was $75,000 (2016 - $nil). During the year ended December 31, 2017, the Company accreted $5,357 (2016 - $nil) of the debt discount and $7,000 (2016 - $nil) of the financing fees to interest expense.

(n)	As at December 31, 2017, the Company owed a convertible promissory note of $nil (December 31, 2016 - $150,000). The convertible promissory note is unsecured, bears interest at 24% per annum, was due on September 19, 2016 or upon filing of registration statement, and was convertible at $0.05 per share.

On May 17, 2017, the Company issued 3,000,000 common shares for the conversion of $150,000 of the principal pursuant to a debt settlement.

(o)	As at December 31, 2017, the Company owed a convertible promissory note in the principal amount of $981,370 (Cdn$1,231,128) (2016 - $916,905 (Cdn$1,231,128)). The convertible promissory note is unsecured, bears interest at 15.2% per annum, is due on demand, and is convertible into Tags units at the average closing price of the 120 days period prior to conversion date. As at December 31, 2017, accrued interest of $549,886 (Cdn$689,832) (2016 – Cdn$477,576) was recorded in accounts payable and accrued liabilities.

DSG GLOBAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 10 – DERIVATIVE LIABILITIES

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 9 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended December 31, 2017, the Company recorded a loss on the change in fair value of derivative liability of $340,227 (2016 – $223,795). As at December 31, 2017, the Company recorded a derivative liability of $1,191,396 (2016 - $365,944).

The following inputs and assumptions were used to value the derivative liabilities outstanding during the years ended December 31, 2017 and 2016, assuming no dividend yield:

	2017	2016
Expected volatility	96 - 533%	171%
Risk free interest rate	0.11 - 1.76%	0.62%
Expected life (in years)	0.1 – 1.0	0.5

A summary of the activity of the derivative liabilities is shown below:

$
Balance, December 31, 2015	—
Derivative loss due to new issuances	142,149
Mark to market adjustment	223,795

Balance, December 31, 2016	365,944
Derivative loss due to new issuances	920,999
Extinguishment upon conversion	(435,774)
Mark to market adjustment	340,227

Balance, December 31, 2017	1,191,396

Note 11 – MEZZANINE EQUITY

DSG TAG has 150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of December 31, 2017 and 2016. DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014. The Series A Shares have no general voting rights and carry a 5% per annum interest rate. Series A Shares that are converted to common shares are entitled to the same voting rights as other common shareholders. The Series A Shares are subject to a redemption obligation at $1.25 per share pursuant to the following terms:

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

DSG GLOBAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 11 – MEZZANINE EQUITY (continued)

During the year ended December 31, 2015, 80,000 Series A Shares with a value of $100,000 have been purchased by an unrelated third-party and exchanged for 80,000 shares of common stock of the Company. The Series A Shares were not exchanged for securities of DSG Global, Inc. as part of the Share Exchange Agreement. As of December 31, 2017, the non-controlling interest was $1,334,805 (December 31, 2016 - $1,099,140).

Note 12 – COMMON STOCK

On December 23, 2016, the Company entered into an investor relations agreement with Chesapeake Group Inc., to assist the Company in all phases of investor relations including broker/dealer relations. The contract commenced on January 3, 2017 ended on July 2, 2017. In consideration for the agreement, the Company is committed to issuing 1,800,000 shares of common stock within ten days of the agreement, plus an additional 450,000 shares of common stock representing a monthly fee of $3,750. These shares of common stock are to be issued in monthly installments of 75,000 shares of common stock on the 2nd of each month beginning on February 2, 2017 and ending on July 2, 2017. On February 15, 2017, the Company issued 2,250,000 shares of common stock at a purchase price of $0.051 per common stock satisfying the full terms of the agreement.

On April 3, 2017, the Company issued 481,836 common shares with a fair value of $24,092 based on the closing price of the Company’s common stock pursuant to the conversion of a Cdn$24,092 convertible note balance at a conversion price of $0.05 per common share. The Company also agreed to issue 43,213 common shares with a fair value of $2,160 pursuant to the conversion of interest outstanding totaling Cdn$2,160 at a conversion price of $0.05 per common share.

On April 6, 2017, the Company issued 550,000 common shares with a fair value of $198,000 based on the closing price of the Company’s common stock as a commitment fee, pursuant to the terms of the convertible promissory note issued on April 3, 2017. These common shares are contingently redeemable, pursuant to the agreement that the shares must be returned if the note is fully repaid and satisfied prior to the maturity date. On October 6, 2017, the note matured unpaid, and the common shares were no longer returnable.

On April 7, 2017, the Company issued 500,000 common shares at $0.10 per common share for proceeds of $50,000.

On May 4, 2017, the Company issued 3,000,000 common shares with a fair value of $150,000 based on the closing price of the Company’s common stock at $0.05 per share for the conversion of a convertible note of $150,000.

On May 8, 2017, the Company issued 100,000 common shares with a fair value of $42,000 based on the closing price of the Company’s common stock for the conversion of convertible notes payable of $5,000 and derivative liabilities of $30,000. The Company recorded a loss on settlement of debt of $7,000 in connection with this debt settlement.

On May 25, 2017, the Company issued 210,000 common shares with a fair value of $71,400 based on the closing price of the Company’s common stock for the conversion of $10,500 of convertible notes payable and derivative liabilities of $63,000. The Company recorded a gain on settlement of debt of $2,100 in connection with this debt settlement.

On July 24, 2017, the Company issued 800,000 common shares with a fair value of $40,000 based on the closing price of the Company’s common stock for the conversion of $26,850 of convertible notes payable, a $750 financing fee, and derivative liabilities of $35,407. The Company recorded a gain on settlement of debt of $23,007 in connection with this debt settlement.

On July 28, 2017, the Company issued 500,000 common shares with a fair value of $21,500 based on the closing price of the Company’s common stock for the conversion of $4,474 of convertible notes payable, accrued interest of $4,586, and derivative liabilities of $6,296. The Company recorded a loss on settlement of debt of $6,144 in connection with this debt settlement.

DSG GLOBAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 12 – COMMON STOCK (continued)

On September 7, 2017 the Company issued 750,000 common shares with a fair value of $22,575 based on the closing price of the Company’s common stock for the conversion of $12,549 of convertible notes payable, accrued interest of $951, and derivative liabilities of $8,436. The Company recorded a loss on settlement of debt of $639 in connection with this debt settlement.

On October 10, 2017, the Company issued 1,000,000 common shares with a fair value of $34,000 based on the closing price of the Company’s common stock for the conversion of $705 of convertible notes payable, a $750 financing fee, penalty interest of $3,200, and derivative liabilities of $2,166. The Company recorded a loss on settlement of debt of $27,179 in connection with this debt settlement.

On October 11, 2017, the Company issued 1,415,205 common shares with a fair value of $42,456 based on the closing price of the Company’s common stock for the conversion of $2,590 of convertible notes payable, accrued interest of $5,880, and derivative liabilities of $13,803. The Company recorded a loss on settlement of debt of $20,183 in connection with this debt settlement.

On October 11, 2017, the Company issued 750,000 common shares with a fair value of $25,500 based on the closing price of the Company’s common stock for the conversion of $3,342 of convertible notes payable, accrued interest of $648, and derivative liabilities of $18,029. The Company recorded a loss on settlement of debt of $3,481 in connection with this debt settlement.

On October 18, 2017, the Company issued 2,123,434 common shares with a fair value of $8,494 based on the closing price of the Company’s common stock for the conversion of $5,430 of convertible notes payable, accrued interest of $494, and derivative liabilities of $584. The Company recorded a loss on settlement of debt of $1,986 in connection with this debt settlement.

On October 19, 2017, the Company issued 4,400,000 common shares with a fair value of $43,200 based on the closing price of the Company’s common stock for the conversion of $4,814 of convertible notes payable, a $1,500 financing fee, and derivative liabilities of $35,560. The Company recorded a loss on settlement of debt of $1,326 in connection with this debt settlement.

On October 19, 2017, the Company issued 2,229,450 common shares with a fair value of $26,753 based on the closing price of the Company’s common stock for the conversion of $3,879 of convertible notes payable, accrued interest of $134, and derivative liabilities of $24,782. The Company recorded a gain on settlement of debt of $2,042 in connection with this debt settlement.

On October 20, 2017, the Company issued 2,229,400 common shares with a fair value of $11,147 based on the closing price of the Company’s common stock for the conversion of $3,369 of convertible notes payable, accrued interest of $198, and derivative liabilities of $7,791. The Company recorded a gain on settlement of debt of $211 in connection with this debt settlement.

On October 23, 2017, the Company issued 2,440,467 common shares with a fair value of $19,524 based on the closing price of the Company’s common stock for the conversion of $4,134 of convertible notes payable, accrued interest of $258, and derivative liabilities of $17,457. The Company recorded a gain on settlement of debt of $2,325 in connection with this debt settlement.

On October 25, 2017, the Company issued 2,700,000 common shares with a fair value of $16,200 based on the closing price of the Company’s common stock for the conversion of $3,030 of convertible notes payable, a $750 financing fee, and derivative liabilities of $11,471. The Company recorded a loss on settlement of debt of $949 in connection with this debt settlement.

On October 26, 2017, the Company issued 1,791,445 common shares with a fair value of $12,540 based on the closing price of the Company’s common stock for the conversion of $3,107 of convertible notes payable, accrued interest of $118, and derivative liabilities of $11,564. The Company recorded a gain on settlement of debt of $2,249 in connection with this debt settlement.

DSG GLOBAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 12 – COMMON STOCK (continued)

On October 27, 2017, the Company issued 3,000,000 common shares with a fair value of $21,000 based on the closing price of the Company’s common stock for the conversion of $3,450 of convertible notes payable, a $750 financing fee, and derivative liabilities of $15,279. The Company recorded a loss on settlement of debt of $1,521 in connection with this debt settlement.

On October 27, 2017, the Company issued 3,017,400 common shares with a fair value of $21,122 based on the closing price of the Company’s common stock for the conversion of $4,592 of convertible notes payable, accrued interest of $236, and derivative liabilities of $19,228. The Company recorded a gain on settlement of debt of $2,934 in connection with this debt settlement.

On October 31, 2017, the Company issued 2,500,728 common shares with a fair value of $17,505 based on the closing price of the Company’s common stock for the conversion of $4,262 of convertible notes payable, accrued interest of $239, and derivative liabilities of $13,497. The Company recorded a gain on settlement of debt of $493 in connection with this debt settlement.

On October 31, 2017, the Company issued 3,000,000 common shares with a fair value of $21,000 based on the closing price of the Company’s common stock for the conversion of $3,450 of convertible notes payable, a $750 financing fee, and derivative liabilities of $15,279. The Company recorded a loss on settlement of debt of $1,521 in connection with this debt settlement.

On November 2, 2017, the Company issued 1,499,272 common shares with a fair value of $8,996 based on the closing price of the Company’s common stock for the conversion of $2,528 of convertible notes payable, accrued interest of $171, and derivative liabilities of $8,005. The Company recorded a gain on settlement of debt of $1,708 in connection with this debt settlement.

On November 7, 2017, the Company issued 3,667,000 common shares with a fair value of $18,335 based on the closing price of the Company’s common stock for the conversion of $5,530 of convertible notes payable, accrued interest of $337, and derivative liabilities of $26,611. The Company recorded a gain on settlement of debt of $14,143 in connection with this debt settlement.

On November 13, 2017, the Company issued 3,017,333 common shares with a fair value of $18,104 based on the closing price of the Company’s common stock for the conversion of $4,823 of convertible notes payable, accrued interest of $608, and derivative liabilities of $15,273. The Company recorded a gain on settlement of debt of $2,600 in connection with this debt settlement.

On November 22, 2017, the Company issued 4,000,565 common shares with a fair value of $12,002 based on the closing price of the Company’s common stock for the conversion of $4,292 of convertible notes payable, accrued interest of $469, and derivative liabilities of $16,950. The Company recorded a gain on settlement of debt of $9,709 in connection with this debt settlement.

On December 27, 2017, the Company issued 4,200,200 common shares with a fair value of $12,600 based on the closing price of the Company’s common stock for the conversion of $1,656 of convertible notes payable, accrued interest of $1,725, and derivative liabilities of $5,761. The Company recorded a loss on settlement of debt of $3,458 in connection with this debt settlement.

On December 27, 2017, the Company issued 4,200,000 common shares with a fair value of $13,420 based on the closing price of the Company’s common stock for the conversion of $1,182 of convertible notes payable, a $750 financing fee, and derivative liabilities of $3,310. The Company recorded a loss on settlement of debt of $7,358 in connection with this debt settlement.

On December 29, 2017, the Company issued 4,600,000 common shares with a fair value of $9,200 based on the closing price of the Company’s common stock for the conversion of $1,132 of convertible notes payable, a $750 financing fee, and derivative liabilities of $2,038. The Company recorded a loss on settlement of debt of $5,280 in connection with this debt settlement.

DSG GLOBAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 12 – COMMON STOCK (continued)

On December 29, 2017, the Company issued 4,619,360 common shares with a fair value of $10,462 based on the closing price of the Company’s common stock for the conversion of $3,347 of convertible notes payable, accrued interest of $48, and derivative liabilities of $8,197. The Company recorded a gain on settlement of debt of $2,354 in connection with this debt settlement.

Note 13 – SHARE PURCHASE WARRANTS

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2015	1,092,200	$0.23
Expired	(1,092,200)	0.23
Balance, December 31, 2016 and 2017	-	$-

Note 14 – RELATED PARTY TRANSACTIONS

As at December 31, 2017, the Company is owed $1,034 (Cdn$1,297) (2016 - $nil) from the President, CEO, and CFO of the Company. As at December 31, 2017, the Company owes $205,963 (Cdn$258,381) (2016 - $254,010 (Cdn$341,034)) to the President, CEO, and CFO of the Company for management fees, which has been recorded in accounts payable and accrued liabilities. The amounts owed and owing are unsecured, non-interest bearing, and due on demand.

As at December 31, 2017, the Company owes $nil (2016 - $1,526) to a director of the Company. The amount owing is unsecured, non-interest bearing and due on demand.

As at December 31, 2017, the Company owes $52,838 (2016 - $nil) to the Senior Vice President of Global Sales of the Company, which has been recorded in accounts payable and accrued liabilities. The amount owing is unsecured, non-interest bearing, and due on demand.

As at December 31, 2017, the Company owes $4,273 (Cdn$27,950) (2016 - $nil) to a Company controlled by the son of the President, CEO, and CFO of the Company, which has been recorded in accounts payable and accrued liabilities. The amount owing is unsecured, non-interest bearing, and due on demand.

Note 15 – SUPPLEMENTAL INFORMATION

	2017	2016
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$29,952	$5,386

Supplemental schedule of non-cash financing activities:
Shares issued for convertible notes payable	771,035	-
Shares issued for convertible notes payable, related party	26,252	-
Shares issued for commitment fee	198,000	-

DSG GLOBAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 16 – INCOME TAX

The following are the components of income before income tax reflected in the consolidated statement of operations for the years ended December 31, 2017 and 2016:

Component of loss before income tax and non-controlling interest:

	December 31, 2017	December 31, 2016
Loss before income tax and non-controlling interest	$(3,632,072)	$(2,768,659)
Income tax	$-	$-
Effective tax rate	0%	0%

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”), which reduced the corporate tax rate for businesses from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $4,257,379. Due to the Company’s full valuation allowance position, there was no net impact on the Company’s income tax provision at December 31, 2017 as the reduction in the deferred tax asset balance was fully offset by a corresponding decrease in the valuation allowance.

As of December 31, 2017, the Company had net operating losses of $30,409,853 (2016 - $26,777,781) to offset future taxable income in Canada and the United Kingdom. The deferred tax assets at December 31, 2017 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 17 – GEOGRAPHIC SEGMENT INFORMATION

For the year ended December 31, 2017, the Company only operated in Canada and all of the Company’s operations and non-current assets are based in Canada. For the year ended December 31, 2016, the Company operated in three regions: Canada, United Kingdom, and the United States of America. Geographic segment information for the year ended December 31, 2016 is as follows:

For the Year Ended December 31, 2016	Canada	United Kingdom	United States	Elimination	Consolidated
Revenue	$922,654	$258,054	-	$(10,772)	$1,169,936
Cost of Revenue	397,095	127,315	-	(10,772)	513,638
Total Expenses	2,004,848	322,356	14,831	-	2,342,035
Other Expenses	(989,743)	(33,843)	(1,137)	-	(1,024,723)
Non-controlling Interest	462,410	-	-	-	462,410
Net Loss	(2,064,821)	(225,461)	(15,967)	-	(2,306,249)
Assets	222,634	16,444	51,693	-	290,771
Liabilities	5,456,349	339,374	11,738	-	5,807,461

All inter-company transactions are eliminated in consolidation.

DSG GLOBAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 18 – CONTINGENCIES

(a)	Product Warranties

The Company’s product warranty costs are part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for a period of one year. As of December 31, 2017, the Company has set up a reserve for future warranty costs of $165,523 (2016 - $111,715). The Company’s past experience with warranty related costs was used as a basis for the reserve. During the year ended December 31, 2017, the Company recorded warranty expense of $90,284 (2016 - $202,393).

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

(b)	A director of the Company, representing his company, Adore Creative Agency Inc. (“Adore”), has filed a notice of default on March 31, 2016, in regard to the related party convertible note on the Company’s. The note was issued in lieu of marketing services and has a maturity date of March 31, 2016. The Company has countersued Adore for failure to provide services as obligated under the terms and agreement of the convertible note, and in addition for damages as a result.

(c)	On September 7, 2016, Chetu Inc. has filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a dispute that DSG TAG did not think that vendor had delivered the service according to the agreement between the two parties.

(d)	On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued to the Company in aggregate principal amount of $261,389. Coastal commenced a lawsuit against the Company on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, as well as ordering the Company to pay reasonable legal fees incurred by Coastal with respects to the lawsuit. This action is still pending.

(e)	On February 9, 2017, the Company received a notice of default from Auctus Fund LLC (“Auctus”), on a 12% convertible promissory notes issued to the Company in the principal amount of $75,000. Auctus commenced a lawsuit against the Company on February 2, 2018 in the United States District Court, District of Massachusetts. Auctus alleges that the Company failed to honor a conversion notice under the terms of the Auctus notes, and thus giving rise to an event of default. Auctus seeks damages in excess of $306,681, which consists of the principal amount of the Auctus note, liquidated damages, and default interest, as well as ordering the Company to pay reasonable legal fees incurred by Auctus with respects to the lawsuit. This action is still pending.

DSG GLOBAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(EXPRESSED IN U.S. DOLLARS)

Note 19 – SUBSEQUENT EVENTS

On January 18, 2018, the Company amended its Articles of Incorporation and increased its authorized share capital to 2,000,000,000 shares of common stock having a par value of $0.001 per share.

On January 18, 2018, the Company issued to Labry’s Fund LP, a senior secured convertible promissory note of $55,000, which is unsecured, bears interest at 10% per annum, is due on July 18, 2018, and is convertible into common shares at a conversion price equal to the lessor of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date.

On January 19, 2018, the Company issued to Eagle Equities, LLC, a partial replacement convertible redeemable note of $50,000 for a note originally issued on June 5, 2016 of $110,000.00. The convertible debenture is unsecured, bears interest at 10% per annum, is due on January 19, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date.

On January 19, 2018, the Company issued to Eagle Equities, LLC, convertible redeemable note of $55,000, which is unsecured, bears interest at 10% per annum, is due on January 19, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date.

On February 2, 2018 the Company issued to Labry’s Fund, LP a senior secured convertible promissory note of $107,500, which is unsecured, bears interest at 10% per annum, is due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lessor of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date.

On February 5, 2018, the Company issued 20,742,000 common shares to GHS Investments LLC for proceeds of $34,847.

On March 2, 2018, the Company issued to Eagle Equities, LLC, convertible redeemable note of $128,000, which is unsecured, bears interest at 10% per annum, is due on March 2, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date.

On March 2, 2018, the Company issued to Eagle Equities, LLC, a partial replacement convertible redeemable note of $25,000 for a note originally issued on June 5, 2017 in the amount of $110,000.00. The convertible debenture is unsecured, bears interest at 10% per annum, is due on March 2, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date.

On March 15, 2018, the Company issued 29,258,000 common shares to GHS Investments LLC for proceeds of $46,813.

On March 19, 2018, the Company issued to Labry’s Fund, LP a senior secured convertible inventory promissory note of up to $900,000. The convertible debenture is unsecured, bears interest at 12% per annum, is due on August 2, 2018, and is convertible after 180 days from issuance date into common shares at a conversion price equal to the lessor of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. The Company received $270,000 pursuant to the first tranche of the agreement.

Subsequent to the year ended December 31, 2017, the Company issued 814,516,738 common shares for the conversion of $441,652 of convertible notes payable, accrued interest, and penalties.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Tredway Commission. As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting; and (iii) appoint additional independent directors that can serve as members of an audit committee. The remediation efforts will be largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2017 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth information about our director and executive officer as of the date of this report:

NAME	AGE	POSITION	DATE FIRST ELECTED OR APPOINTED

Robert Silzer	71	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer	May 6, 2015 (as President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer) June 16, 2015 (as Director)

Stephen Johnston	66	Director	June 16, 2015

James Singerling	73	Director	June 16, 2015

Jason Sugarman	46	Director	June 16, 2015

Rupert Wainwright	56	Director	June 16, 2015

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

Jason Sugarman, Director

With over 20 years’ experience, Jason Sugarman is a leader in the finance industry in the areas of asset-based lending, private equity, and debt investments. He has been a principal investor and financier of all asset classes and has led real estate, financial services, and infrastructure investments both domestically and overseas.

Mr. Sugarman’s current concentration is on private equity transactions. He serves on the boards of a number of private and public companies and has invested in several professional sports teams including Los Angeles Football Club and Oklahoma City Dodgers. He is married with three boys and lives in Los Angeles, California.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2017, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Summary Compensation Table — Fiscal Years of DSG Global Inc. Years Ended December 31, 2017 & 2016

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	our principal financial officer;

(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2017 and 2016; and

(d)	up to two additional individuals for whom disclosure would have been provided under (c) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

EXECUTIVE SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Silzer, Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer	2017 2016	200,000 200,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	200,000 200,000

As of December 31, 2017, we had no employment agreements with any of our executive officers or employees.

Summary of Employment Agreements and Material Terms

We have not entered into any employment or consulting agreements with any of our current officers, directors, or employees.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2017 and 2016 of DSG Global, Inc.

For the years ended December 31, 2017 and 2016, no director or executive officer of DSG Global, Inc. has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

The particulars of the compensation paid to each of our director during our fiscal years ended December 31, 2017 are set out in the following summary compensation table, except that no disclosure is provided for any director who’s also a named executive officer and whose compensation is fully reflected in the above Executive Summary Compensation Table:

DIRECTOR COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Johnston, Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
James Singerling, Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Kim Marsh, Former Director (1)	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Jason Sugarman, Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Rupert Wainwright, Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Keith Westergaard, Director (1)	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Resigned as of September 30, 2016

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2017 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors
Robert Silzer 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director, president, chief executive officer, chief financial officer, secretary and treasurer	Common Stock	8,070,285	7.92%
Keith Westergaard 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Former Director	Common Stock	3,248,662 (3)	3.19%
Jason Sugarman 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	(4)	(4)
Rupert Wainwright 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	(4)	(4)
Stephen Johnston 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	(4)	(4)
James Singerling 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	(4)	(4)
Kim March 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Former Director	Common Stock	(4)	(4)
All officers and directors as a group		Common stock, $0.001 par value	11,318,947	11.11%
5%+ Security Holders
Labrys Fund LP	n/a	Common Stock	30,387,459	29.83%
EMA Financial	n/a	Common Stock	23,700,000	23.26%
Auctus Private Equity	n/a	Common Stock	10,913,800	10.71%
All 5%+ Security Holders		Common stock, $0.001 par value	65,001,259	63.80%

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

(2)	Percentages are based on 101,877,495 shares of our company’s common stock issued and outstanding as of the date of this report there were 966,394,233 common stock issued and outstanding.

(3)	The 3,248,632 common shares are held by Westergaard Holdings Ltd. Keith Westergaard has voting and dispositive control over securities held by Westergaard Holdings Ltd.

(4)	Less than 1%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons of DSG Global Inc.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

As at December 31, 2017, we had advanced an aggregate amount of $1,034 to our Director and sole officer, Robert Silzer. The amounts are repayable on demand.

On September 26, 2014 DSG TAG entered into a Subscription and Debt Settlement Agreement (as amended on October 7, 2014) whereby Westergaard Holdings Ltd., a corporation owned and controlled by a former director, purchased: (i) 4,229,384 Series A Preferred Shares of DSG TAG at a deemed price of $1.25 per share in consideration for the settlement of $5,386,730.50 in debt payable to Westergaard Holdings; and (ii) 2,001,735 common shares of DSG TAG at a deemed price of 0.25 per share in consideration of $2,502,168.23 in interest and expenses accrued in respect of the debt. Until such time as all Series A Shares have been redeemed by DSG TAG Westergaard Holdings may convert any or all of its remaining Series A Shares and accrued interest into common shares of DSG Global at $1.25 per share.

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

On March 5, 2016, by letter agreement dated December 31, 2015 with Westergaard Holdings Ltd., a corporation owned by a former director, we amended the Subscription and Debt Settlement Agreement dated September 26, 2014 between DSG Tag Systems, Inc. and Westergaard Holdings, as previously amended on October 4, 2015. Westergaard Holdings owns 4,229,384 shares Series A Convertible Preferred Stock of DSG TAG. Pursuant to the settlement agreement, the parties have agreed that DSG Global will complete financings for gross proceeds of at least $10 million and use a portion of the proceeds to redeem all of the Series A Convertible Preferred Shares. The letter agreement modifies the redemption provisions of the original agreement, which now obligate us to raise capital and redeem the Series A Convertible Preferred Shares at a price of $1.25 per share as follows: (i) on or before May 1, 2016, DSG Global must complete a financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 Series A Shares; (ii) on or before June 1, 2016, t DSG Global must complete an additional financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 additional Series A Shares; and (iii) on or before July 1, 2016, DSG Global must complete an additional financing for gross proceeds of at least $5.0 million and use at least $3.04 million to redeem the remaining 2,429,384 Series A Shares.

On March 31, 2015, DSG entered into an agreement with Adore Creative Agency Inc., a corporation owned by our director Rupert Wainwright, pursuant to which Adore will provide marketing services to DSG. The terms included cash payment of $17,500 and a note in the amount of $310,000, with 5% interest per annum, convertible at the election of the holder into 248,000 common shares in the capital stock of DSG Global, Inc. at a price of $1.25 per share, maturing on March 30, 2016.

On April 6, 2016, DSG TAG entered into a loan agreement with Westergaard Holdings Ltd. a corporation owned by a former director, pursuant to which we raised proceeds of $120,000 CAD. DSG TAG agrees to pay the loan plus fees no later than the final due date of July 6, 2016. The fees for service are as follows: (a) DSG TAG agrees to pay a fee for service equal to 5% of the amount of the loan or $6,000 CAD if the loan is paid in full, including fees on or before May 6, 2016; (b) DSG TAG agrees to pay a fee for service equal to 10% of the amount of the original loan, or $12,000 CAD if the loan is paid in full, including fees, between May 7, 2016 and June 5, 2016; and (c) DSG TAG agrees to pay a fee for service equal to 20% of the amount of the original loan, or $24,000 CAD if the loan is paid full, including fees, between June 6, 2016 and July 5, 2016. DSG TAG agrees to pay partial payments towards the principal amount of the loan and fees. DSG TAG agrees that fees will be charged on the initial amount of the loan.

On December 16, 2016, a convertible loan was received Brent Silzer, in the amount of $29,791 (CAD $40,000). Interest is 8% annual rate for one month and 4% monthly rate thereafter if not paid by January 15, 2017. The note is convertible at $0.05 per share. On April 3, 2017, this convertible loan and all unpaid interest and penalties was settled in cash of CDN$45,500 and the issuance of 525,049 common shares pursuant to a debt settlement and subscription agreement as described in Note 9.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently act with five (5) directors consisting of Robert Silzer, Jason Sugarman, Rupert Wainwright, Stephen Johnston, and James Singerling. We have not made any determination as to whether any of our directors are independent directors, as that term is used in Rule 4200(a) (15) of the Rules of National Association of Securities Dealers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees, Audit Related Fees, and All Other Fees

The following represents fees for professional services rendered by our independent registered public accounting firm for each of the years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees	$52,800	$76,762
Audit Related Fees	Nil	Nil
Tax Fees	Nil	2,500
All Other Fees	Nil	1,000
Total	$52,800	$80,262

Lichter, Yu and Associates has served as our independent registered public accounting firm from September 2014 to October 2017.

Saturna Group Chartered Professional Accountants LLP is our independent registered public accounting firm since October 2017.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

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

Dated: April 18, 2018	DSG Global Inc.

	By:	/s/ Robert Silzer
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

Signature	Title	Date

/s/ Robert Silzer	Chief Executive Officer, Chief Financial Officer and Chairman of the	April 18, 2018
Robert Silzer	Board of Directors (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Stephen Johnston	Director	April 18, 2018
Stephen Johnston

/s/ James Singerling	Director	April 18, 2018
James Singerling

/s/ Jason Sugarman	Director	April 18, 2018
Jason Sugarman

/s/ Rupert Wainwright	Director	April 18, 2018
Rupert Wainwright

S-1

EXHIBIT INDEX

Exhibit		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1.1	Subscription Agreement / Debt Settlement, dated September 26, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.1	08-17-15

10.1.2	Addendum to Subscription Agreement / Debt Settlement, dated October 7, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.2	08-17-15

10.1.3	Second Addendum to Subscription Agreement / Debt Settlement, dated April 29, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.3	08-17-15

10.1.4	Third Addendum to Subscription Agreement / Debt Settlement, dated August 11, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.4	08-17-15

10.1.5	Letter from Westergaard Holdings Ltd., dated September 1, 2015, extending dates of redemption obligations.	8-K	10.1	09-08-15

EX-1

Exhibit		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1.6	Letter from Westergaard Holdings Ltd., dated November 10, 2015, extending dates of redemption obligations	10-Q	10.1	11-13-15

10.1.7	Letter fromWestergaard Holdings Ltd., dated December 31, 2015, extending dates of redemption obligations	8-K	10.1	03-09-16

10.2	Convertible Note of DSG TAG Systems Inc., dated March 31, 2015, payable to Adore Creative Agency, Inc.	8-K	10.5	08-14-15

10.3	Convertible Note Agreement, dated August 25, 2015, between the Registrant and Jerry Katell, Katell Productions, LLC and Katell Properties, LLC	10-Q	10.2	11-13-15

10.4	Agreement (TAG Touch) dated February 15, 2014 between DSG TAG Systems Inc. and DSG Canadian Manufacturing Corp.	8-K	10.1	05-06-15

21	List of Subsidiary:

21.1	DSG Tag Systems Inc. (Nevada) (100%)

21.2	DSG Tag Systems International Ltd. (United Kingdom) (100%)

EX-2

Exhibit		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101*	Interactive Data File

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*

#*	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

EX-3