Form 10-Q
period 2018-03-31
DSG Global Inc.
filed 2018-05-22
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

As March 31, 2018, the issuer had 894,974,839 shares of common stock issued and outstanding.

DSG GLOBAL, INC.
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited consolidated interim financial statements of DSG Global Inc. as at March 31, 2018, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)	(revised –Note 15)
ASSETS
CURRENT ASSETS
Cash	$147,343	$5,488
Accounts receivable	67,277	23,736
Inventories	38,182	8,929
Prepaid expenses and deposits	63,427	20,355
Receivable from related party	-	1,034
TOTAL CURRENT ASSETS	316,229	59,542

NON-CURRENT ASSETS
Intangible assets	16,195	15,395
Equipment	736	964
Equipment on lease	8,333	14,814
TOTAL NON-CURRENT ASSETS	25,264	31,173

TOTAL ASSETS	$341,493	$90,715

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,460,091	$3,328,851
Deferred revenue	242,312	159,665
Warranty reserve	137,701	165,523
Convertible note payable to related party	310,000	310,000
Loans payable	878,378	887,275
Derivative liabilities	8,124,723	1,676,155
Convertible notes payable, net of unamortized discount of $751,558 and $301,360, respectively	1,940,700	2,019,132
TOTAL CURRENT LIABILITIES	15,093,905	8,546,601

MEZZANINE EQUITY
Redeemable Noncontrolling Interest - Preferred Shares	$5,286,731	$5,286,731

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 2,000,000,000 shares authorized 894,974,839 and 101,877,495 outstanding at March 31, 2018 and December 31, 2017, respectively.	894,975	101,877
Additional paid in capital	18,603,375	17,511,673
Other accumulated comprehensive income	1,514,341	873,250
Deficit	(39,613,724)	(30,894,612)
Total shareholders’ deficit attributable to DSG Global, Inc.	(18,601,033)	(12,407,812)
Noncontrolling interest	(1,438,110)	(1,334,805)
TOTAL STOCKHOLDERS’ DEFICIT	(20,039,143)	(13,742,617)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$341,493	$90,715

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017

Revenue	$110,896	$248,270
Cost of revenue	18,329	69,505
Gross profit	92,567	178,765

Operating expenses
Bad debts	28,893	-
Depreciation and amortization	6,694	7,824
General and administration	358,013	277,005
Salaries and benefits	208,628	189,309
Warranty	-	2,624
Total operating expenses	602,228	476,762
Loss from operations	(509,661)	(297,997)

Other income (expense)
Change in fair value of derivative liabilities	(5,616,261)	(1,854,417)
Finance costs	(740,562)	(330,464)
Foreign currency exchange gain (loss)	(560,666)	11,003
Loss on extinguishment of debt	(1,395,267)	-
Total other income (expense)	(8,312,756)	(2,173,878)
Net loss	(8,822,417)	(2,471,875)

Less attributed to non-controlling interest	103,305	377,858

Net loss attributable to DSG Global, Inc.	(8,719,112)	(2,094,017)

Foreign currency translation adjustments	641,091	(49,874)

Comprehensive loss attributable to DSG Global, Inc.	$(8,078,021)	$(2,141,730)

Basic and diluted loss per share attributable to DSG Global, Inc.	$(0.02)	$(0.07)

Weighted average number of shares used in computing basic and diluted net loss per share attributable to DSG Global, Inc.	419,863,236	31,391,187

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017

Net loss	$(8,822,417)	$(2,471,875)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	28,893	47,428
Change in fair value of derivative liabilities	5,616,261	1,854,417
Depreciation and amortization	6,694	7,824
Financing fees	229,134	2,281
Interest on discount of convertible debt	382,109	176,654
Loss on extinguishment of debt	1,395,267	-
Shares issued for services	-	112,500
Unrealized foreign exchange	579,080	5,614

Changes in operating assets and liabilities:
Accounts receivables, net	(72,434)	(120,021)
Inventory	(29,253)	(350)
Prepaid expense and deposits	(43,072)	(1,163)
Related party receivable	1,034	-
Accounts payable and accrued liabilities	118,575	221,332
Deferred revenue	82,647	1,573
Warranty reserve	(27,822)	982
Net cash used in operating activities	(555,304)	(162,804)

Cash flows from financing activities
Bank overdraft	-	12,990
Proceeds from issuance of shares	81,659	50,000
Proceeds from issuance of convertible notes payable	615,500	135,000
Net cash provided by financing activities	697,159	197,990

Effect of exchange rate changes on cash	-	(35,186)

Net increase in cash	141,855	-

Cash , beginning of period	5,488	-
Cash, end of the period	$147,343	$-

Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$-	$-

Non-cash financing activities:
Convertible debenture issued for financing fees	$15,000	-
Shares issued for convertible notes payable	$1,803,141	-

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Subsequent to the closing of the share exchange agreement with DSG TAG, we have adopted the business and operations of DSG TAG, a supplier to the golf industry.

DSG TAG was incorporated under the laws of the State of Nevada on April 17, 2008 and extra provincially registered in British Columbia, Canada in 2008. In March 2011, DSG TAG formed DSG Tag Systems International, Ltd. in the United Kingdom (“DSG UK”). DSG UK is a wholly owned subsidiary of DSG TAG.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2017. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of DSG Global Inc. and its subsidiary DSG Tag Systems, Inc., and its wholly owned subsidiary DSG Tag Systems International, Ltd., collectively referred to as the Company. All material intercompany accounts, transactions, and profits were eliminated in consolidation.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the interim condensed consolidated financial statements in the period they are determined.

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

Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $8,822,417 for the period ended March 31, 2018 and had a working capital deficit of $14,777,676 and an accumulated deficit of $39,613,724 as of March 31, 2018.

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

Note 3 – ACCOUNTS RECEIVABLE

As of March 31, 2018 and December 31, 2017, trade receivables consist of the following:

	March 31, 2018	December 31, 2017
Trade receivables	$95,403	$52,373
Allowance for bad debts	(28,126)	(28,637)
Total trade receivables, net	$67,277	$23,736

Note 4 – EQUIPMENT AND EQUIPMENT ON LEASE

As of March 31, 2018, and December 31, 2017, equipment consisted of the following:

	March 31, 2018	December 31, 2017
Furniture and equipment	$16,492	$17,914
Computer equipment	24,263	26,453
Accumulated depreciation	(40,019)	(43,385)
	$736	$964

As of March 31, 2018, and December 31, 2017, equipment on lease consisted of the following:

	March 31, 2018	December 31, 2017
Tags	$124,314	$124,314
Text	27,475	27,475
Touch	22,759	22,759
Accumulated depreciation	(166,215)	(159,734)
	$8,333	$14,814

Note 5 – INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Patent	$22,336	$21,253
Accumulated depreciation	(6,141)	(5,858)
	$16,195	$15,395

Note 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2018 and December 31, 2017, accounts payable and accrued liabilities consist of the following:

	March 31, 2018	December 31, 2017
Trade payables	$1,146,721	$1,121,841
Accrued expenses	239,060	255,542
Accrued interest	2,034,620	1,889,537
Other liabilities	39,690	61,931
Total	$3,460,091	$3,328,851

Note 7 – LOANS PAYABLE

As of March 31, 2018 and December 31, 2017, loans payable consisted of the following:

Loans Payable	March 31, 2018	December 31, 2017

Unsecured, due on demand, interest 15% per annum	$193,738	$199,283
Unsecured, due on demand, interest 36% per annum	47,394	48,750
Unsecured, loan payable, interest 18% per annum	317,500	317,500
Unsecured, loan payable, fee for services payable on the original loan amount of 5% by May 6, 2016, 10% payable by June 5, 2016, or 20% payable by July 5, 2016	69,746	71,742
Unsecured, loan payable, interest 10% per annum, with a minimum interest amount of $25,000, due July 22, 2016.	250,000	250,000

Total	$878,378	$887,275

Note 8 – CONVERTIBLE NOTES PAYABLE

Related Party Notes

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a director of the Company for marketing services. The convertible promissory note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per share, and is due on demand. As at March 31, 2018, the carrying value of the debenture was $310,000 (December 31, 2017 - $310,000).

Third Party Notes

(b)	On August 25, 2015, the Company issued a convertible promissory note in the principal amount of $250,000. The convertible promissory note is unsecured, bears interest at 10% per annum, is due on demand, and is convertible at $1.75 per share.

(c)	On November 7, 2016, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company was provided with proceeds of $125,000 on November 10, 2016 in exchange for the issuance of a secured convertible promissory note in the principal amount of $138,889, which was inclusive of an 8% original issue discount and bears interest at 8% per annum to the holder. The convertible promissory note matures six months from the date of issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $0.12 or the closing price of the Company’s common stock on the conversion date. In addition, under the same terms, the Company also issued a secured convertible note of $50,000 in consideration for proceeds of $10,000 and another secured convertible note of $75,000 in consideration for proceeds of $10,000. Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes for consideration of $1 each at any time prior to the maturity date in the event that the convertible promissory note is exchanged or converted into a revolving credit facility with the lender, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility.

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

As at March 31, 2018, the carrying value of the note was $245,889 (December 31, 2017 - $245,889) and the fair value of the derivative liability was $3,205,230 (December 31, 2017 - $629,759). During the three months ended March 31, 2018, the Company accreted $nil (2017 - $72,099) of the debt discount to finance costs.

(d)	On December 21, 2016, the Company entered into a convertible note agreement for the principal amount of $74,500 for consideration of proceeds of $72,250, which was received on January 10, 2017. The note is unsecured, bears interest at 12% per annum, was due on December 21, 2017, and is convertible into common shares at a conversion price equal to the lessor of: (i) the closing sale price of the common stock on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the common stock during the twenty-five consecutive trading days immediately preceding the conversion date. Interest will be accrued and payable at the time of repayment of the note. Financing fees on the note were $4,750. The derivative liability applied as a discount on the note was $72,250 and is being accreted over the life of the note.

On July 24, 2017, the Company issued 800,000 common shares for the conversion of $26,850 of principal and a $750 finance fee. On October 10, 2017, the Company issued 1,000,000 common shares for the conversion of $705 of principal, $3,200 of penalty interest, and a $750 finance fee. On October 19, 2017, the Company issued 4,400,000 common shares for the conversion of $4,814 of principal and a $1,500 finance fee. On October 25, 2017, the Company issued 2,700,000 common shares for the conversion of $3,030 of principal and a $750 finance fee. On October 27, 2017, the Company issued 3,000,000 common shares for the conversion of $3,450 of principal and a $750 finance fee. On October 31, 2017, the Company issued 3,000,000 common shares for the conversion of $3,450 of principal and a $750 finance fee. On December 27, 2017, the Company issued 4,200,000 common shares for the conversion of $1,182 of principal and a $750 finance fee. On December 29, 2017, the Company issued 4,600,000 common shares for the conversion of $1,132 of principal and a $750 conversion fee. During the three months ended March 31, 2018, the Company incurred a default fee of $36,000 for failure to honour the conversion notice in a timely manner, and issued 56,200,000 common shares with a fair value of $129,676 for the conversion of $13,461 of principal, $37,491 of default fees and finance costs, $5,250 for conversion fees resulting in a loss on settlement of debt of $73,474.

As at March 31, 2018, the carrying value of the note was $52,426 (December 31, 2017 - $65,887) and the fair value of the derivative liability was $526,350 (December 31, 2017 - $31,431). During the three months ended March 31, 2018, the Company accreted $nil (2017 - $587) of the debt discount and $nil (2017 - $18,848) of the financing fees to finance costs.

(e)	On January 18, 2017, the Company issued a convertible promissory note in the principal amount of $75,000. The note is unsecured, bears interest at 12% per annum, was due on October 18, 2017, and is convertible into common shares at a conversion price equal to the lessor of (i) 60% multiplied by the lowest trading price (representing a discount rate of 40%) during the previous twenty-five trading day period ending on the latest complete trading day prior to the date of the note; and (ii) the variable conversion price which means 50% multiplied by the lowest trading price (representing a discount rate of 50%) during the previous twenty five trading day period ending on the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Financing fees on the note were $2,750. The derivative liability applied as a discount on the note was $75,000 and is being accreted over the life of the note.

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

As at March 31, 2018, the carrying value of the note was $56,144 (December 31, 2017 - $56,144) and the fair value of the derivative liability was $376,967 (December 31, 2017 - $70,818). During the three months ended March 31, 2018, the Company accreted $nil (2017 - $1,566) of the debt discount and $nil (2017 - $24,725) of the financing fees to finance costs.

(f)	On April 3, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. The note is unsecured, bears interest at 10% per annum, was due on October 3, 2017, and is convertible into common shares at a conversion price equal to the lessor of: (i) 55% multiplied by the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading day prior to the date of this note and (ii) the alternate conversion price which means 55% multiplied by the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. In connection with the issuance, the Company issued 550,000 common shares as a commitment fee, however, these common shares must be returned if the note is fully repaid and satisfied prior to the maturity date. Financing fees on the note were $10,000. The derivative liability applied as a discount on the note was $100,000 and is being accreted over the life of the note.

On October 11, 2017, the Company issued 1,415,205 common shares for the conversion of $2,590 of principal and $5,880 of accrued interest. On October 18, 2017, the Company issued 2,123,434 common shares for the conversion of $5,430 of principal and $494 of accrued interest. On October 19, 2017, the Company issued 2,229,450 common shares for the conversion of $3,879 of principal and $134 of accrued interest. On October 23, 2017, the Company issued 2,440,467 common shares for the conversion of $4,134 of principal and $258 of accrued interest. On October 26, 2017, the Company issued 1,791,445 common shares for the conversion of $3,107 of principal and $118 of accrued interest. On October 31, 2017, the Company issued 2,500,728 common shares for the conversion of $4,262 of principal and $239 of accrued interest. On November 2, 2017, the Company issued 1,499,272 common shares for the conversion of $2,528 of principal and $171 of accrued interest. On November 13, 2017, the Company issued 3,017,333 common shares for the conversion of $4,823 of principal and $608 of accrued interest. On November 22, 2017, the Company issued 4,000,565 common shares for the conversion of $4,292 of principal and $469 of accrued interest. On December 27, 2017, the Company issued 4,200,200 common shares for the conversion of $1,656 of principal and $1,725 of accrued interest. On December 29, 2017, the Company issued 4,619,360 common shares for the conversion of $3,347 of principal and $48 of accrued interest. During the three months ended March 31, 2018, the Company issued 247.495.414 common shares with a fair value of $571,886 for the conversion of $69,952 of principal and $56,227 of default fees and finance costs resulting in a loss on settlement of debt of $445,707.

As at March 31, 2018, the carrying value of the note was $nil (December 31, 2017 - $69,952) and the derivative liability was $nil (December 31, 2017 - $108,326).

(g)

On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. The note is unsecured, bears interest at 10% per annum, was due on December 5, 2017, and is convertible into common shares at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading day prior to the date of this note and (ii) the alternate conversion price which means 55% multiplied by the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Financing fees on the note were $7,000. The derivative liability applied as a discount on the note was $103,000 and is being accreted over the life of the note.

On January 19, 2018, $50,000 of the note was reassigned to another unrelated note holder and the note was treated as an extinguishment. There were no material changes to the note upon reassignment. Refer to Note 8(o).

On March 2, 2018, $25,000 of the note was reassigned to another unrelated note holder and the note was treated as an extinguishment. There were no material changes to the note upon reassignment. Refer to Note 8(r).

During the three months ended March 31, 2018, the Company issued 206,994,645 common shares with a fair value of $524,487 for the conversion of the remaining principal balance of $35,000, and default penalties and finance costs of $37,448 resulting in a loss on settlement of debt of $452,039.

As at March 31, 2018, the carrying value of the note was $9,487 (December 31, 2017 - $110,000) and the fair value of the derivative liability was $66,070 (December 31, 2017 - $188,798).

(h)	On July 17, 2017, the Company issued a convertible promissory note in the principal amount of $135,000. The note is unsecured, bears interest at 10% per annum, is due on July 17, 2018, and is convertible into common shares at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price during the previous twenty trading day period ending on the latest complete trading day prior to the date of this note and (ii) $0.061. Interest will be accrued and payable at the time of promissory note repayment. Financing fees on the note were $16,500. Derivative liability applied as discount on the note was $118,500 and is being accreted over the life of the note. During the three months ended March 31, 2018, the Company issued 91,242,858 common shares with a fair value of $206,341 for the conversion of $49,589 of principal balance resulting in a loss on settlement of debt of $156,752.

As at March 31, 2018, the carrying value of the note was $66,855 (December 31, 2017 - $70,718) and the fair value of the derivative liability was $299,874 (December 31, 2017 - $205,563). During the three months ended March 31, 2018, the Company accreted $45,726 (2017 - $nil) of the debt discount to interest expense.

(i)	On August 17, 2017, the Company issued a convertible promissory note in the principal amount of $110,250. The note is unsecured, bears interest at 8% per annum, is due on August 16, 2018, and is convertible at 58% of to the lowest trading price during the previous ten trading days to the date of a conversion notice. Interest will be accrued and payable at the time of promissory note repayment. Deferred financing fees on the note were $5,250. The derivative liability applied as a discount on the note was $105,000 and is being accreted over the life of the note. On March 6, 2018, the Company issued 13,902,810 common shares with a fair value of $40,318 for the conversion of $8,063 of principal and interest resulting in a loss on settlement of debt of $32,255.

As at March 31, 2018, the carrying value of the note was $66,812 (December 31, 2017 - $44,661) and the fair value of the derivative liability was $322,323 (December 31, 2017 - $166,460). During the three months ended March 31, 2018, the Company accreted $29,876 (2017 - $nil) of the debt discount to finance costs.

(j)

On September 6, 2017, the Company issued a convertible promissory note in the principal amount of $107,000. The note is unsecured, bears interest at 10% per annum, is due on March 6, 2018, and is convertible into common shares at a conversion price equal to the lessor of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Deferred financing fees on the note were $7,000. The derivative liability applied as a discount on the note was $100,000 and is being accreted over the life of the note.

On March 2, 2018, $111,808 of the note was reassigned to another unrelated note holder and the note was treated as an extinguishment. There were no material changes to the terms of the note upon reassignment. Refer to Note 8(s).

As at March 31, 2018, the carrying value of the note was $nil (December 31, 2017 - $71,088) and the fair value of the derivative liability was $nil (December 31, 2017 - $100,000). During the three months ended March 31, 2018, the Company accreted $35,912 (2017 - $nil) of the debt discount to finance costs.

(k)	On October 30, 2017, the Company issued a convertible promissory note in the principal amount of $107,000. The note is unsecured, bears interest at 10% per annum, is due on April 30, 2018, and is convertible into common shares at a conversion price equal to the lessor of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Deferred financing fees on the note were $7,000. The derivative liability applied as a discount on the note was $100,000 and is being accreted over the life of the note.

As at March 31, 2018, the carrying value of the note was $90,516 (December 31, 2017 - $41,066) and the fair value of the derivative liability was $340,053 (December 31, 2017 - $100,000). During the three months ended March 31, 2018, the Company accreted $49,450 (2017 - $nil) of the debt discount to finance costs.

(l)	On December 18, 2017, the Company issued a convertible promissory note in the principal amount of $82,000. The note is unsecured, bears interest at 10% per annum, is due on June 18, 2018, and is convertible into common shares at a conversion price equal to the lessor of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Deferred financing fees on the note were $7,000. The derivative liability applied as a discount on the note was $75,000 and is being accreted over the life of the note.

As at March 31, 2018, the carrying value of the note was $49,445 (December 31, 2017 - $12,357) and the fair value of the derivative liability was $294,153 (December 31, 2017 - $75,000). During the three months ended March 31, 2018, the Company accreted $37,088 (2017 - $nil) of the debt discount to finance costs.

(m)	On January 18, 2018, the Company issued a convertible promissory note in the principal amount of $55,000. The note is unsecured, bears interest at 10% per annum, is due on July 18, 2018, and is convertible into common shares at a conversion price equal to the lessor of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $55,000 and is being accreted over the life of the note.

As at March 31, 2018, the carrying value of the note was $21,758 (December 31, 2017 - $nil) and the fair value of the derivative liability was $197,665 (December 31, 2017 - $nil). During the three months ended March 31, 2018, the Company accreted $21,758 (2017 - $nil) of the debt discount to finance costs.

(n)	On January 19, 2018, the Company issued a convertible promissory note in the principal amount of $55,000. The note is unsecured, bears interest at 10% per annum, is due on January 19, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $55,000 and is being accreted over the life of the note.

As at March 31, 2018, the carrying value of the note was $10,699 (December 31, 2017 - $nil) and the fair value of the derivative liability was $199,038 (December 31, 2017 - $nil). During the three months ended March 31, 2018, the Company accreted $10,699 (2017 - $nil) of the debt discount to finance costs.

(o)	On January 19, 2018, the Company issued a convertible promissory note in the principal amount of $50,000, as partial replacement for a convertible promissory note originally issued on June 5, 2017 in the amount of $110,000. Refer to Note 8(g). The note is unsecured, bears interest at 10% per annum, is due on January 19, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $50,000 and is being accreted over the life of the note. During the three months ended March 31, 2018, the Company issued 57,244,977 common shares with a fair value of $137,143 to convert principal balance of $50,000 and accrued interest of $309 resulting in a loss on settlement of debt of $86,834.

During the three months ended March 31, 2018, the Company accreted $50,000 (2017 - $nil) of the debt discount to finance costs.

(p)	On February 2, 2018, the Company issued a convertible promissory note in the principal amount of $107,500. The note is unsecured, bears interest at 10% per annum, is due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lesser of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $107,500 and is being accreted over the life of the note.

As at March 31, 2018, the carrying value of the note was $33,668 (December 31, 2017 - $nil) and the fair value of the derivative liability was $384,495 (December 31, 2017 - $nil). During the three months ended March 31, 2018, the Company accreted $33,668 (2017 - $nil) of the debt discount to finance costs.

(q)	On March 2, 2018, the Company issued a convertible promissory note in the principal amount of $128,000. The note is unsecured, bears interest at 10% per annum, is due on March 2, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $128,000 and is being accreted over the life of the note.

As at March 31, 2018, the carrying value of the note was $10,170 (December 31, 2017 - $nil) and the fair value of the derivative liability was $443,917 (December 31, 2017 - $nil). During the three months ended March 31, 2018, the Company accreted $10,170 (2017 - $nil) of the debt discount to finance costs.

(r)	On March 2, 2018, the Company issued a convertible promissory note in the principal amount of $25,000, as partial replacement for a convertible promissory note originally issued on June 5, 2017 in the amount of $110,000. Refer to Note 8(g). The note is unsecured, bears interest at 10% per annum, is due on March 2, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $25,000 and is being accreted over the life of the note. During the three months ended March 31, 2018, the Company issued 45,518,437 common shares with a fair value of $131,335 for the conversion of $25,000 of principal and accrued interest of $35 resulting in a loss on settlement of debt of $106,300.

During the three months ended March 31, 2018, the Company accreted $25,000 (2017 - $nil) of the debt discount to finance costs.

(s)	On March 2, 2018, the Company issued a convertible promissory note in the principal amount of $111,808, as partial replacement for a convertible promissory note originally issued on September 6, 2017 in the amount of $107,000 plus accrued interest. Refer to Note 8(j). The note is unsecured, bears interest at 10% per annum, is due on March 2, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $25,000 and is being accreted over the life of the note. On March 27, 2018, the Company issued 18,267,673 common shares with a fair value of $42,016 for the conversion of $10,000 of principal and $47 of accrued interest resulting in a loss on settlement of debt of $31,969.

As at March 31, 2018, the carrying value of the note was $8,089 (December 31, 2017 - $nil) and the fair value of the derivative liability was $350,296 (December 31, 2017 - $nil). During the three months ended March 31, 2018, the Company accreted $8,088 (2017 - $nil) of the debt discount to finance costs.

(t)

On March 19, 2018, the Company issued a convertible promissory note in the principal amount of up to $900,000. The note is unsecured, bears interest at 12% per annum, is due on September 19, 2018, and is convertible into common shares after 180 days from issuance date at a conversion price equal to the lessor of: (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

On March 19, 2018, the Company received $270,000 pursuant to the first tranche of the agreement, which is $300,000 in the principal amount, net of the original issuance discount of $30,000. The derivative liability applied as a discount on the note was $300,000 and is being accreted over the life of the note.

As at March 31, 2018, the carrying value of the note was $14,674 (December 31, 2017 - $nil) and the fair value of the derivative liability was $1,111,812 (December 31, 2017 - $nil). During the three months ended March 31, 2018, the Company accreted $14,674 (2017 - $nil) of the debt discount to finance costs.

(u)

In January 2018, the Company issued a convertible promissory note in the principal amount of $15,000 as commitment fee. The note is unsecured, non-interest bearing until default, is due on August 16, 2018, and is convertible into common shares at a conversion price equal to 75% of the average closing trading price during the previous five trading days prior to conversion date, with a minimum of $0.00005. On March 28, 2018, the Company issued 6,230,530 common shares with a fair value of $19,937 for the conversion of $10,000 of principal resulting in a loss on settlement of debt of $9,937.

As at March 31, 2018, the carrying value of the note was $5,000 (December 31, 2017 - $nil) and the fair value of the derivative liability was $6,480 (December 31, 2017 - $nil).

(v)	As at March 31, 2018, the Company owed a convertible promissory note in the principal amount of $949,068 (Cdn$1,231,128) (December 31, 2017 - $981,370 (Cdn$1,231,128)). The convertible promissory note is unsecured, bears interest at 17.2% per annum, is due on demand, and is convertible into Tags units at the average closing price of the 120 days period prior to conversion date. As at March 31, 2018, accrued interest of $575,744 (Cdn$742,896) (December 31, 2017 – $549,886(Cdn$689,832)) was recorded in accounts payable and accrued liabilities.

Note 9 – DERIVATIVE LIABILITIES

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 8 in accordance with ASC 815, “Derivatives and Hedging”. The fair values of the derivative liabilities were calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the three months ended March 31, 2018, the Company recorded a loss on the change in fair value of derivative liabilities of $5,616,261 (2017 – $1,854,417). As at March 31, 2018, the Company recorded a derivative liability of $8,124,723 (December 31, 2017 - $1,676,155).

The following inputs and assumptions were used to value the derivative liabilities outstanding during the period ended March 31, 2018 and 2017, assuming no dividend yield:

	2018	2017
Expected volatility	306-462%	96 – 533%
Risk free interest rate	1.19-2.09%	0.11 - 1.76%
Expected life (in years)	0.08-1.00	0.1 – 1.0

A summary of the activity of the derivative liabilities is shown below:

$
Balance, December 31, 2017	1,676,155
Derivative loss due to new issuances	832,307
Mark to market adjustment	5,616,261

Balance, March 31, 2018	8,124,723

Note 10 – MEZZANINE EQUITY

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

During the year ended December 31, 2015, 80,000 Series A Shares with a value of $100,000 was purchased by an unrelated third-party and exchanged for 80,000 shares of common stock of the Company. The Series A Shares were not exchanged for securities of DSG Global, Inc. as part of the Share Exchange Agreement. As of March 31, 2018, the non-controlling interest was $1,438,110 (December 31, 2017 - $1,334,805).

Note 11 – COMMON STOCK

During the three months ended March 31, 2018, the Company issued an aggregate of 743,097,344 common shares with a fair value of $1,803,141 upon the conversion of $399,297 of convertible debentures and $8,577 of accrued interest, as noted in Note 8. The Company recorded a loss on extinguishment of debt of $1,395,267 in connection with the conversions.

On February 7, 2018, the Company issued 20,742,000 common shares for proceeds of $34,846.

On March 19, 2018, the Company issued 29,258,000 common shares for proceeds of $46,813.

Note 12 – RELATED PARTY TRANSACTIONS

(a)	As at March 31, 2018, the Company owes $154,143 (Cdn$198,715) (December 31, 2017 - $205,963 (Cdn$258,381)) to the President, CEO, and CFO of the Company for management fees, which has been recorded in accounts payable and accrued liabilities. The amounts owed and owing are unsecured, non-interest bearing, and due on demand.

(b)	As at March 31, 2018, the Company owes $21,681 (Cdn$27,950) (December 31, 2017 - $4,273 (Cdn$27,950)) to a Company controlled by the son of the President, CEO, and CFO of the Company, which has been recorded in accounts payable and accrued liabilities. The amount owing is unsecured, non-interest bearing, and due on demand.

Note 13 – COMMITMENTS

Product Warranties

The Company’s product warranty costs are part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for a period of one year. As of March 31, 2018, the Company has set up a reserve for future warranty costs of $137,701 (December 31, 2017 - $165,523). The Company’s past experience with warranty related costs was used as a basis for the reserve. During the three months ended March 31, 2018, the Company recorded warranty expense of $nil (2016 - $2,624).

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

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued to the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, and legal fees incurred by Coastal with respects to the lawsuit. This action is still pending.

On October 10, 2017, a vendor filed a complaint for Breach of Contract with Superior Court of the State of California. The Complainant is alleging that it is contractually owed 1,848,130 of DSG’s common stock and has asked for damages of $270,000. In addition, a related vendor filed in the same filing a complaint for $72,000 as part of consulting agreement the Company executed. The Company believes the vendors have not performed duties required on the contractual relationships and that obligations exist, so no obligation has been recorded.

On February 9, 2017, the Company received a notice of default from Auctus Fund LLC (“Auctus”), on a 12% convertible promissory note issued to the Company in the principal amount of $75,000 and commenced a lawsuit on February 2, 2018 in the United States District Court, District of Massachusetts. Auctus alleges that the Company failed to honor a conversion notice under the terms of the note, and thus giving rise to an event of default. Auctus seeks damages in excess of $306,681, which consists of the principal amount of the note, liquidated damages, and default interest, and legal fees incurred by Auctus with respects to the lawsuit. This action is still pending.

Note 15 – REVISION OF PRIOR YEAR FINANCIAL STATEMENTS

While preparing the interim condensed consolidated financial statements for the period ending March 31, 2018, the Company noted that there was a revision of the fair value of the derivative liabilities and accordingly, has revised its consolidated financial statements as at and for the year ended December 31, 2017 to reflect the change in fair value of derivative liabilities during the period and the fair value of the derivative liabilities as at December 31, 2017. This revision resulted in an increase to net loss of $484,759 and an increase to net loss per share of $0.01. There was no impact on the consolidated statement of cash flows. In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company has determined that the impact of adjustments relating to the correction of this accounting error are not material to previously issued annual audited consolidated financial statements as the amount was derived from an estimate, has no impact on compliance with regulatory requirements or loan covenants, and has no impact on the Company’s cash flows.. Accordingly, these changes are disclosed herein and will be disclosed prospectively.

The impact of the revision as at December 31, 2017 and for the year then ended is summarized below:

Consolidated Balance Sheet

	As at December 31, 2017
	As reported $	Adjustment $	As restated $
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Derivative liabilities	1,191,396	484,759	1,676,155
Total Current Liabilities	8,061,842	484,759	8,546,601
Total Liabilities	8,061,842	484,759	8,546,601
Stockholders’ Equity
Deficit	(30,409,853)	(484,759)	(30,894,612)
Total stockholders’ deficit attributable to DSG Global, Inc.	(11,923,053)	(484,759)	(12,407,812)
Total Stockholders’ Equity	(13,257,858)	(484,759)	(13,742,617)

Consolidated Statement of Operations and Comprehensive Loss

	Year ended December 31, 2017
	As reported $	Adjustment $	As restated $
Other income (expense)
Change in fair value of derivative liabilities	(340,227)	(484,759)	(824,986)
Total other income (expense)	(1,987,202)	(484,759)	(2,471,961)
Net loss for the year	(3,632,072)	(484,759)	(4,116,831)
Net loss attributable to DSG Global, Inc.	(3,396,407)	(484,759)	(3,881,166)
Comprehensive loss attributable to DSG Global, Inc.	(3,819,809)	(484,759)	(4,304,568)

Consolidated Statement of Stockholders’ Equity

	Year ended December 31, 2017
	As reported $	Adjustment $	As restated $
Deficit	(30,409,853)	(484,759)	(30,894,612)
Stockholders’ Equity	(13,257,858)	(484,759)	(13,742,617)

Consolidated Statement of Cash Flows

	Year ended December 31, 2017
	As reported $	Adjustment $	As restated $
Operating Activities
Net loss attributable to DSG Global, Inc.	(3,396,407)	(484,759)	(3,881,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(340,227)	(484,759)	(824,986)

Note 16 – SUBSEQUENT EVENTS

On May 3, 2018, the Company amended the convertible promissory note dated March 19, 2018, to include that at any time after the 100th calendar day after the fund are issued, and at the option of the holder in addition to the right to conversion, the holder may deduct daily payments from the Company’s bank account in the amount of $5,562.30 per calendar day or $27,811.50 per week until the Company has paid or the holder has converted an amount equal to the principal balance, interest, accrued interest, and default amount.

On May 3, 2018, the Company received $146,500, net of $3,500 in legal fees, pursuant to the second tranche of the convertible promissory note dated March 19, 2018.

On May 8, 2018 the Company issued a convertible note to GHS Investments, LLC for $51,500, which is unsecured, bears interest at 10% per annum, and is due on May 8, 2019. GHS has the right to convert the loan at a 32% discount off of the lowest intra-day trading price for the Company’s common stock during the ten trading days immediately preceding a conversion date.

On May 8, 2018, the Company paid $45,000 to EMA Financial, LLC, to settle the balance of the $74,500 convertible note issued on December 21, 2016.

Subsequent to the quarter ended March 31, 2018, the Company issued 191,888,201 common shares for the conversion of $221,470 of convertible notes payable and accrued interest payable.

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

Following the initial closing of the share exchange agreement and through October 22, 2015, we acquired an additional 101,200 shares of common stock of DSG TAG Systems from shareholders who became parties to the share exchange agreement and issued to these shareholders an aggregate of 18,422 shares of our common stock. Following completion of these additional purchases, DSG Global owns approximately 100% of the issued and outstanding shares of common stock of DSG TAG Systems. An aggregate of 4,229,384 shares of Series A Convertible Preferred Stock of DSG TAG Systems continues to be held by Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a former member of our board of directors.

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

We have a direct sales force in North America, which comprises the most significant portion of the golf fleet market and have developed key relationships with distributors and golf equipment manufacturers such as E-Z-GO, Yamaha and Ransomes Jacobsen to help drive sales for the North American and worldwide markets.

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

Results of Operations

We had a net loss of $8,822,417 for the three-month period ended March 31, 2018, which was $6,350,542 more than the net loss of $2,471,875 for the three-month period ended March 31, 2017. The primary reason is attributable to the derivative gain recorded in the current quarter end relating to the change in fair value on convertible notes.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods March 31, 2018 and 2017:

	Three Months ended	Three Months ended	Increase (Decrease) 2018 from
	Mar 31, 2018	Mar 31, 2017	2017
	($)	($)	(%)
Revenues	$110,896	$248,270	(55)%
Cost of revenue	18,329	69,505	(74)%
Gross profit	92,567	178,765	(48)%

Operating Expenses:
Bad Debt	28,893	-	100%
Compensation expense	208,628	189,309	10%
Depreciation and amortization expense	6,694	7,824	(14)%
General and administrative expense	358,013	277,005	29%
Warranty expense	-	2,624	(100)%
Total Operating Expenses	602,228	476,762	26%
Loss from operations	(509,661)	(297,997)	71%

Other Income (Expense):
Change in fair value of derivative liabilities	(5,616,261)	(1,854,417)	203%
Finance costs	(740,562)	(330,464)	124%
Foreign currency exchange	(560,666)	11,003	(5,196)%
Loss on extinguishment of debt	(1,395,267)	-	(100)%
Total Other Income (Expense)	(8,312,756)	(2,173,878)	282%

Provision for income taxes expense (benefit)	-	-
Net loss	(8,822,417)	(2,471,875)	257%
Less attributed to non-controlling interest	103,305	377,858	(73)%
Net income (loss) attributable to DSG Global	$(8,719,112)	$(2,094,017)	317.30%

Net income (loss) per share (basic and diluted)	(0.021)	(0.067)	(72.37)%

Comparison of the three months ended March 31, 2018 and 2017:

Revenue

	For the Three Months Ended Mar 31
	2018	2017	% Change
Revenue	110,896	248,270	(55)

Revenue decreased by $137,374 or 55.3%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Due to the redevelopment of our product line, it has created lower sales overall than anticipated. We have been forced to move to a 3G/4G GPS cellular device, require redevelopment of our advertising, and also software development delays in integrating the tournament software onto the TOUCH screen, all of which that has caused delays in sales. Our company along with the new sales team is aggressively building its pipeline for the prospective periods.

Cost of Revenue

	For the Three Months Ended March 31
	2018	2017	% Change
Cost of Revenue	18,329	69,505	(74)

Cost of revenue decreased by $51,176, or 73.6%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The table below outlines the differences in detail:

	For the Three Months Ended
	March 31, 2018	March 31, 2017	Difference	% Difference
Cost of Goods	$-	$3,664	$(3,664)	(100)%
Labour	-	81	(81).	(100.0)%
Mapping & Freight Costs	660	1,717	(1,057)	(62)%
Wireless Fees	17,669	63,911	(46,242)	(72)%
Inventory Write-off/Adjustments	-	132	(132)	(100)%
	$18,329	$69,505	$(51,176)	(74)%

For the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, the overall decrease was due to the decrease in inventory adjustments.

Compensation Expense

	For the Three Months Ended March 31
	2018	2017	% Change
Compensation	208,628	189,309	10

Compensation expense increased by $19,319, or 10.2%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

General and Administration Expense

General & administration expense increased by $81,008 or 29% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The table below outlines the differences in detail:

	For the Three Months Ended
	March 31, 2018	March 31, 2017	Difference	% Difference
Accounting & Legal	$47,786	$11,870	$35,916	303%
Marketing & Advertising	12,683	112,311	(99,628)	(89)%
Subcontractor & Commissions	56,308	43,708	12,600	29%
Hardware	15,608	803	14,805	1,844%
Office Expense, Rent, Software, Bank & Credit Card Charges, Telephone, Travel, & Meals	225,628	108,313	117,315	108%
	$358,013	$277,005	$81,008	29%

For the three months ended March 31, 2018 as compared to the three months ended March, 2017, the overall increase in general and administrative expense is primary related to increase in accounting and legal of $35,916 or 303%. Subcontractors and commissions increased by $31,717 due to the hiring of more contract workers. Office expense, travel, and other miscellaneous operational expenses also increased by $117,315 or 108%.

Warranty Expense

	For the Three Months Ended March 31
	2018	2017	% Change
Warranty Expense	0	2,624	(100)

Warranty expense decreased by $2,624, or100% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

As of March 31, 2018, our balance sheet included a reserve of $137,701 for future warranty costs. No reserve was used in prior periods, and warranty costs were expensed as incurred.

Foreign Currency Exchange

	For the Three Months Ended March 31
	2018	2017	% Change
Foreign Exchange	(506,666)	11,003	(5,196)

For the three months ended March 31, 2018, we recognized a $506,666 loss in foreign currency transaction as compared to $11,003 in foreign currency transaction gain for the three months ended March 30, 2017. The increase in loss was primarily due to changes in unrealized exchange losses between intercompany balances for the three months ending March 31, 2018 due to exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

Finance Costs

	For the Three Months Ended March 31
	2018	2017	% Change
Finance Cost	(740,562)	(330,464)	124

Finance costs increased by $410,098 or 124%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Finance costs increased due to an increase in the number of conversions of our convertible debentures as well as incurring default and interest penalties for non-payment of our convertible notes payable.

Derivative Expense

	For the Three Months Ended March 31
	2018	2017	% Change
Derivative Expense	(5,616,261)	(1,854,417)	203

Derivative expense increased by $3,761,844 or 203%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to the change in fair value of the beneficial conversion features on our convertible notes payable. The change in fair value was impacted heavily due to the volatility in the Company’s stock price.

Net Loss Attributable to DSG Global

	For the Three Months Ended March 31
	2018	2017	% Change
DSG Net Loss	(8,719,112)	(2,094,017)	316

As a result of the above factors, the net loss attributable to DSG Global increased by $6,625,095 or 316% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The overall increase was due primarily due to change in the fair value of the derivative liabilities given the increase in the amount of convertible notes issued and the discount-to-market for conversion of the principal and accrued interest portions of the convertible notes.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through March 31, 2018, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At March 31, 2018, we had $7,583,038 in outstanding indebtedness, which all matures within the next twelve months.

We had cash in the amount of 147,343 as of March 31, 2018, as compared to $5,488 as of December 31, 2017. We had a working capital deficit of $14,777,676 as of March 31, 2018 compared to working capital deficit of $8,487,059 as of December 31, 2017.

During the three months ended March 31, 2018, the Company issued an aggregate of 743,097,344 common shares with a fair value of $1,803,141 upon the conversion of $399,297 of convertible debentures and $8,577 of accrued interest, as noted in Note 8. The Company recorded a loss on extinguishment of debt of $1,395,267 in connection with the conversions.

On February 7, 2018, the Company issued 20,742,000 common shares for proceeds of $34,846.

On March 19, 2018, the Company issued 29,258,000 common shares for proceeds of $46,813.

Liquidity and Financial Condition

Our financial position as of March 31, 2018 and 2017, and the changes for the periods then ended are as follows:

Working Capital

	At March 31, 2018	At December 31, 2017
Current Assets	$316,229	$59,542
Current Liabilities	$15,093,905	$8,546,601
Working Capital	$(14,777,676)	$(8,487,059)

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	March 31,
	2018	2017

Net cash (used in) provided by operating activities	$(555,304)	$(162,804)
Net cash (used in) provided by investing activities	-	-
Net cash provided by financing activities	697,159	197,990
Net (decrease) increase in cash	141,855	35,186
Effect of exchange rate changes on cash	-	(35,186)
Cash at beginning of period	5,488	-
Cash at end of period	$147,343	$-

Net Cash (Used in) Provided by Operating Activities. During the three months ended March 31, 2018, cash used in operations totaled $555,304. This reflects the net loss of $8,822,417 less $8,280,378 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by non-cash adjustments from fair valuing finance costs of $611,243, a loss on extinguishment of debt of $1,395,267 and a fair market value increase to derivatives of $5,616,261.

Net Cash (Used in) Provided by Investing Activities. There were no investing activities for the three months ended March 31, 2018 and March 31, 2017.

Net Cash (Used in) Provided by Financing Activities. Net cash from financing activities during the three months ended March 31, 2018 totaled $697,159, from the issuance of $81,659 in proceeds from share issuances and $615,500 in notes payable.

Outstanding Indebtedness

Our current indebtedness as of March 31, 2018 is comprised of the following. For loans that have expired terms, we are in talks with the lenders to extend them. The company must increase revenue or raise more equity capital to meet the payment obligations.

Our current indebtedness as of March 31, 2018 is comprised of the following:

Unsecured loan payable in the amount of $193,739 bearing interest at 15% per annum and due on demand;

Unsecured loan payable in the amount of $317,500 bearing interest at 18% per annum;

Unsecured note payable in the amount of $47,394, bearing interest at 36% per annum, due on demand, and in default.

Unsecured loan payable in the amount of $69,746, due on demand, and is in default

Unsecured loan payable in the amount of $250,000, bearing interest at 10% per annum, with a minimum interest amount of $25,000, due on demand, and is in default.

Unsecured loan payment in the amount of $250,000, bearing interest at 10% per annum, is due on demand, and convertible into common shares at $1.75 per share.

Secured convertible loan payable in the amount of $949,068, bearing interest at 17.2% per annum, due on demand, and in default.

Unsecured, convertible note payable to related party in the amount of $310,000, bearing interest at 5% per annum, due on demand, and in default.

Senior secured, convertible note payable in the amount of $245,889, bearing interest at 8% per annum, due on demand and convertible into common shares at the lower of: (i) $0.12 per share; or (ii) the closing sales price of the Company’s common stock on the date of conversion.

Unsecured, convertible note payable in the amount of $52,426, bearing interest at 12% per annum, due on demand and in default, and convertible into common shares at the lower of: (i) closing sale price of the Company’s common stock on the trading day immediately preceding the closing date; or (ii) 50% of the lowest sale price of the Company’s common stock during the twenty-five consecutive trading days immediately preceding the conversion date.

Unsecured, convertible note payable in the amount of $56,144, bearing interest at 12% per annum, due on demand and in default, and convertible into common shares at the lower of: (i) $0.03; or (ii) 50% of the lowest trading price during the previous twenty-five trading days ending on the latest complete trading day prior to the conversion date.

Unsecured, convertible note payable in the amount of $80,823, bearing interest at 10% per annum, due on July 17, 2018, and is convertible into common shares at the lower of: (i) $0.06 per share; or (ii) 55% of the lowest trading price during the twenty trading days prior to the date of conversion.

Unsecured, convertible note payable in the amount of $102,525, bearing interest at 8% per annum, due on August 16, 2018 and is convertible into common shares at a conversion price equal to 58% of the lowest trading price on the previous ten trading days ending on the last trading day before the date of conversion.

Unsecured, convertible note payable in the amount of $107,000, bearing interest at 10% per annum, due on April 30, 2018, and is convertible into common shares at the lower of: (i) $0.004 per share; or (ii) the lowest trading price on the previous twenty-five trading days ending on the last trading day before the date of conversion.

Unsecured, convertible note payable in the amount of $82,000, bearing interest at 10% per annum, due on June 8, 2018, and is convertible into common shares at the lower of: (i) $0.003 per share; or (ii) lowest trading price on the previous twenty-five trading days ending on the last trading day before the date of conversion.

On January 18, 2018, the Company issued a convertible promissory note in the principal amount of $55,000. The note is unsecured, bears interest at 10% per annum, is due on July 18, 2018, and is convertible into common shares at a conversion price equal to the lessor of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the note; or (ii) the latest complete trading day prior to the date of conversion.

On February 2, 2018, the Company issued a convertible promissory note in the principal amount of $107,500. The note is unsecured, bears interest at 10% per annum, is due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lesser of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

On March 19, 2018, the Company issued a convertible promissory note in the principal amount of up to $900,000. As at March 31, 2018, the Company has received $300,000 from the note. The note is unsecured, bears interest at 12% per annum, is due on September 19, 2018, and is convertible into common shares after 180 days from issuance date at a conversion price equal to the lessor of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date.

On January 19, 2018, the Company issued a convertible promissory note in the principal amount of $55,000. The note is unsecured, bears interest at 10% per annum, is due on January 19, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

Unsecured, convertible note payable in the amount of $101,807, bearing interest at 10% per annum, due on March 2, 2019, and is convertible into common shares at the lower of: (i) $0.03 per share; or (ii) lowest trading price during the previous twenty-five trading days prior to the last complete trading day prior to the date of conversion.

Unsecured, convertible note payable in the amount of $5,000, non-interest bearing, due on August 16, 2018, and is convertible into common shares at a conversion price equal to 75% of the average closing trading price during the previous five trading days prior to the date of conversion.

On March 2, 2018, the Company issued a convertible promissory note in the principal amount of $128,000. The note is unsecured, bears interest at 10% per annum, is due on March 2, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

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

Related party transactions

As at March 31, 2018, the Company owes $154,143 (Cdn$198,715) (December 31, 2017 - $205,963 (Cdn$258,381)) to the President, CEO, and CFO of the Company for management fees, which has been recorded in accounts payable and accrued liabilities. The amounts owed, and owing are unsecured, non-interest bearing, and due on demand.

As at March 31, 2018, the Company owes $21,681 (Cdn$27,950) (December 31, 2017 - $4,273 (Cdn$27,950)) to a Company controlled by the son of the President, CEO, and CFO of the Company, which has been recorded in accounts payable and accrued liabilities. The amount owing is unsecured, non-interest bearing, and due on demand.

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period to be as follows:

Estimated Expenses for the Twelve-Month Period ending March 31, 2018
Management compensation	$500,000
Professional fees	$150,000
General and administrative	$1,900,000
Total	$2,550,000

As noted earlier, during the three months ended March 31, 2018, cash used in operations totaled $555,304. The relatively low level of cash used compared to our estimated working capital needs in the future was the result of an accumulation of vendor payables, customer receivables, and an increasing loan payable balance. We need to reduce the current level of payables in the near future to keep a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $2,550,000 that we require for the next 12 months, we had $147,343 in cash as of March 31, 2018, and a working capital deficit of $14,639,975. Our principal sources of liquidity are cash generated from product sales. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

In order to improve our liquidity, we also plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources obligations and execute our business plan. There can be no assurances that we will be able to raise additional capital on acceptable terms or at all, which would adversely affect our ability to achieve our business objectives.

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

Fair value

The Company records its cash and derivative liability at fair value.

The fair values of the derivative liabilities were calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the three months ended March 31, 2018, the Company recorded a loss on the change in fair value of derivative liabilities of $5,616,261 (2017 – $1,854,417). As at March 31, 2018, the Company recorded a derivative liability of $8,124,723 (December 31, 2017 - $1,676,155).

The following inputs and assumptions were used to value the derivative liabilities outstanding during the period ended March 31, 2018 and 2017, assuming no dividend yield:

	2018	2017
Expected volatility	306-462%	96 – 533%
Risk free interest rate	1.19-2.09%	0.11 - 1.76%
Expected life (in years)	0.08-1.00	0.1 – 1.0

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based upon this assessment, we determined that as of the end of period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were not effective because there exist material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2018, who communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our financial results. However, the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our financial statements for the future years.

Saturna Group Chartered Professional Accountants LLP, our independent auditors, were not required to and have not attested to the design and effectiveness of our internal controls.

Management’s Remediation Initiatives

Although we are unable to meet the standards under COSO because of the limited funds available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks

PART II: OTHER INFORMATION

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

On September 7, 2016, a vendor has filed a Complaint for Damage in Florida (Case Number: CACE-16-016663) to recover unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a dispute that DSG TAG did not think that vendor had delivered the service according to the agreement between the two parties. On May 31, 2017, the Company was ordered to repay the total invoice amount of $22,396 plus interest of $7,722 as well as costs and reasonable attorney fees incurred in this action totaling $9,971. The Company has accrued liabilities related to this matter in the financial statements. As of March 31, 2018, the Company not yet made any payments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2018, the Company amended the convertible inventory promissory note dated March 19, 2018, to include that at any time after the 100th calendar day after the fund are issued, and at the option of the holder in addition to the right to conversion, the holder may deduct daily payments from the Company’s bank account in the amount of $5,562.30 per calendar day or $27,811.50 per week until the Company has paid or the holder has converted an amount equal to the principal balance, interest, accrued interest, and default amount.

On May 3, 2018, the Company received $146,500, net of $3,500 in legal fees, pursuant to the second tranche of the convertible inventory promissory note dated March 19, 2018.

On May 8, 2018 the Company issued to GHS Investments, LLC, a Convertible Promissory Note with the principal amount being $51,500.00 with maturity date of May 8, 2019 and having an interest rate of ten 10% per annum.

On May 8, 2018, the Company paid $45,000 to EMA Financial, LLC, to settle the balance of the $74,500 Convertible Note issued on December 21, 2016.

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

Date: May 21, 2018	DSG Global Inc.
(Registrant)

	By:	/s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

