Form 10-Q
period 2018-06-30
DSG Global Inc.
filed 2018-08-15
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As August 10, 2018, the issuer had 1,643,444,139 shares of common stock issued and outstanding.

DSG GLOBAL, INC.
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited consolidated interim financial statements of DSG Global Inc. as at June 30, 2018, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six month period ended June 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30, 2018	December 31, 2017
	(unaudited)	(revised - Note 15)
ASSETS
CURRENT ASSETS
Cash	$15,999	$5,488
Trade receivables, net	100,580	23,736
Inventories	56,797	8,929
Prepaid expenses and deposits	53,984	20,355
Due from related party	-	1,034
TOTAL CURRENT ASSETS	227,360	59,542

NON-CURRENT ASSETS
Fixed assets, net	2,068	964
Equipment on lease, net	6,440	14,814
Intangible assets, net	15,901	15,395
TOTAL NON-CURRENT ASSETS	24,409	31,173

TOTAL ASSETS	$251,769	$90,715

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,509,112	$3,328,851
Deferred revenue	282,869	159,665
Warranty reserve	134,940	165,523
Convertible note payable to related party	310,000	310,000
Loans payable	872,144	887,275
Derivative liabilities	2,471,295	1,676,155
Convertible notes payable, net of unamortized discount of $606,928 and $301,360, respectively	2,109,878	2,019,132
TOTAL CURRENT LIABILITIES	9,690,238	8,546,601

Commitments	-
Contingencies
Subsequent events

MEZZANINE EQUITY
Redeemable Preferred Shares	$5,286,731	$5,286,731

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 2,000,000,000 shares authorized 1,263,873,040 and 101,877,495 outstanding, respectively.	1,263,873	101,877
Additional paid in capital	19,409,004	17,511,673
Accumulated other comprehensive income	1,152,747	873,250
Deficit	(36,550,824)	(32,229,417)
TOTAL STOCKHOLDERS’ DEFICIT	(14,725,200)	(13,742,617)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$251,769	$90,715

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDING JUNE 30, 2018 and 2017

(Unaudited)

	Three months ending		Six months ending
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue	$237,046	$434,202	$347,942	$682,472
Cost of revenue	79,552	135,940	97,881	205,445
Gross profit	157,494	298,262	250,061	477,027

Operating expenses
Compensation expense	209,174	231,086	417,802	420,395
General and administration expense	275,480	165,472	633,493	438,459
Warranty expense	46,273	4,738	46,273	7,362
Bad debt	2,099	45,377	30,992	45,377
Depreciation and amortization expense	2,220	7,686	8,914	15,510
Total operating expense	535,246	454,359	1,137,474	927,103
Loss from operations	(377,752)	(156,097)	(887,413)	(450,076)

Other income (expense)
Foreign currency exchange gain (loss)	410,454	149,943	(150,212)	160,946
Other expenses	-	(1,401)	-	(5,419)
Change in fair value of derivative instruments	6,013,778	1,946,087	397,517	91,670
Loss on extinguishment of debt	(768,964)		(2,164,231)	-
Finance costs	(776,506)	(339,254)	(1,517,068)	(669,718)
Total other income (expense)	4,878,762	1,755,375	(3,433,994)	(422,521)

Net income (loss)	$4,501,010	$1,599,278	$(4,321,407)	$(872,597)

Foreign currency translation adjustments	(361,594)	(160,775)	279,497	(210,649)

Comprehensive income (loss)	$4,139,416	$1,438,503	$(4,041,910)	$(1,083,246)

Basic and diluted loss per share	$0.00	$0.04	$(0.01)	$(0.03)

Weighted average number of shares used in computing basic and diluted net loss per share:	1,071,608,846	37,430,450	743,085,844	33,428,275

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	Six Months Ended
	June 30, 2018	June 30, 2017

Net loss	$(4,321,407)	$(872,597)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,914	15,510
Inventory write-off	-	1,580
Depreciation included in cost of goods sold	-	5,216
Non-cash financing costs	224,956	10,015
Accretion of discounts on convertible debt	924,905	328,690
Change in fair value of derivative liabilities	(397,517)	(91,670)
Reserve for bad debt	30,992	16,140
Shares issued for services	2,250	112,500
Loss on extinguishment of debt	2,164,231	-
Unrealized foreign exchange	152,901	(52,317)

Change in operating assets and liabilities:
Trade receivables, net	(107,836)	(71,360)
Inventories	(47,868)	6,872
Prepaid expense and deposits	(33,629)	(8,809)
Due from related party	1,034	-
Trade payables and other payables	313,849	387,484
Deferred revenue	123,204	8,970
Warranty reserve	(30,583)	3,874
Net cash used in operating activities	(991,604)	(199,902)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,544)	-
Net cash used in investing activities	(1,544)	-

Cash flows from financing activities
Bank overdraft	-	(2,986)
Proceeds from issuing common stock	81,659	50,000
Repayments of notes payable	(45,000)	-
Proceeds from note payable	967,000	338,000
Repayments of related party loans payable	-	(11,886)
Net cash provided by financing activities	1,003,659	373,128

Net increase in cash and cash equivalents	10,511	173,226

Effect of exchange rate changes on cash	-	(173,226)

Cash, beginning of period	5,488	-
Cash, end of the period	$15,999	$-

Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$-	$22,110

Supplemental schedule of non-cash financing activities:
Convertible debenture issued for financing fees	$15,000	$-
Shares issued for convertible loans payable	$2,975,418	$165,000
Shares issued for convertible related party payable	$-	$19,615
Returnable shares issued for commitment fee	$-	$220,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DSG GLOBAL, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

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

The Company’s wholly owned subsidiary, DSG TAG Systems, Inc. (“DSG TAG”) was incorporated under the laws of the State of Nevada on April 17, 2008 and extra provincially registered in British Columbia, Canada in 2008. In March 2011, DSG TAG formed DSG Tag Systems International, Ltd. in the United Kingdom (“DSG UK”). DSG UK is a wholly owned subsidiary of DSG TAG.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures normally included in these interim condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2017. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Principles of Consolidation

These interim condensed consolidated financial statements include the accounts of DSG Global Inc., its subsidiary DSG Tag Systems, Inc., and its wholly owned subsidiary DSG Tag Systems International, Ltd., collectively referred to as the Company. For all periods presented, all significant intercompany accounts, transactions and profits have been eliminated in the consolidated financial statements and corporate administrative costs are not allocated to subsidiaries.

Use of Estimates

The preparation of these interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined.

Recently Issued Accounting Pronouncements

Applicable for fiscal years beginning after December 15, 2018:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. This new standard replaces most of the existing revenue recognition guidance in U.S. GAAP permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, became effective in the first quarter of fiscal year 2018. The Company adopted the standard using the modified retrospective method. There was no effect for any adjustments to retained earnings (accumulated deficit) upon adoption of the standard on January 1, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This accounting standard seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current US GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This standard also provides guidance from the lessees’ perspective on how to determine if a lease is an operating lease or a financing lease and the differences in accounting for each. In January 2018, the FASB issued ASU No. 2018-01, which allows for an entity to elect an optional transition practical expedient for land easements that exist or expired before adoption of Topic 842. The adoption of this standard is required for interim and fiscal periods beginning after December 15, 2018 and it is required to be applied using the modified retrospective approach. Early adoption is permitted.

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

Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $4,321,407 for the six month period ended June 30, 2018 and has a working capital deficit of $9,462,878 and an accumulated deficit of $36,550,824 as of June 30, 2018.

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

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Note 3 – TRADE RECEIVABLES, NET

As of June 30, 2018 and December 31, 2017, trade receivables consisted of the following:

	June 30, 2018	December 31, 2017
Trade receivables	$116,365	$52,373
Allowance for bad debts	(15,785)	(28,637)
Total trade receivables, net	$100,580	$23,736

Note 4 – FIXED ASSETS

As of June 30, 2018, and December 31, 2017, fixed assets consisted of the following:

	June 30, 2018	December 31, 2017
Furniture and equipment	$16,162	$17,914
Computer equipment	25,320	26,435
Accumulated depreciation	(39,414)	(43,385)
	$2,068	$964

As of June 30, 2018, and December 31, 2017, equipment on lease consisted of the following:

	June 30, 2018	December 31, 2017
Tags	$125,353	$124,314
Text	27,705	27,475
Touch	22,950	22,759
Accumulated depreciation	(169,568)	(159,734)
	$6,440	$14,814

For the three months ended June 30, 2018 and 2017, total depreciation expense for fixed assets and leased equipment was $1,914 and $7,390 respectively.

For the six months ended June 30, 2018 and 2017, total depreciation expense for fixed assets and leased equipment was $8,320 and $14,918 respectively.

Note 5 – INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Intangible asset – patent	$22,353	$21,253
Accumulated depreciation	(6,452)	(5,858)
	$15,901	$15,395

The estimated useful life of the Patent is 20 years. Patents are amortized on a straight-line basis.

Note 6 – TRADE AND OTHER PAYABLES

As of June 30, 2018 and December 31, 2017, trade and other payables consist of the following:

	June 30, 2018	December 31, 2017
Trade payables	$1,130,520	$1,121,841
Accrued expenses	217,410	255,542
Accrued interest	2,159,516	1,889,537
Other liabilities	1,666	61,931
Total trade and other payables	$3,509,112	$3,328,851

Note 7 – LOANS PAYABLE

As of June 30, 2018 and December 31, 2017, loans payable consisted of the following:

Loans Payable	June 30, 2018	December 31, 2017

Unsecured, due on demand, interest 15% per annum	$189,854	$199,283
Unsecured, due on demand, interest 36% per annum	46,444	48,751
Unsecured, loan payable, due on demand, interest 18% per annum	317,500	317,500
Unsecured, loan payable, fee for services payable on the original loan amount of 5% by May 6, 2016, 10% payable by June 5, 2016, or 20% payable by July 5, 2016	68,346	71,741
Unsecured, loan payable, interest 10% per annum, with a minimum interest amount of $25,000, due July 22, 2016.	250,000	250,000

Total current portion	$872,144	$887,275

Note 8 – CONVERTIBLE LOANS PAYABLE

Related Party Convertible Loans Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a director of the Company for marketing services. The convertible promissory note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at June 30, 2018, the carrying value of the convertible promissory note was $310,000 (December 31, 2017 - $310,000).

Third Party Convertible Loans Payable

(b)	On August 25, 2015, the Company issued a convertible promissory note in the principal amount of $250,000. The convertible promissory note is unsecured, bears interest at 10% per annum, is due on demand, and is convertible at $1.75 per share. As at June 30, 2018, the carrying value of the convertible promissory note was $250,000 (December 31, 2017 - $250,000).

(c)	On November 7, 2016, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company was provided with proceeds of $125,000 on November 10, 2016 in exchange for the issuance of a secured convertible promissory note in the principal amount of $138,889, which was inclusive of an 8% original issue discount and bears interest at 8% per annum to the holder. The convertible promissory note matures six months from the date of issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $0.12 or the closing price of the Company’s common stock on the conversion date. In addition, under the same terms, the Company also issued a secured convertible note of $50,000 in consideration for proceeds of $10,000 and another secured convertible note of $75,000 in consideration for proceeds of $10,000. Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes for consideration of $1 each at any time prior to the maturity date in the event that the convertible promissory note is exchanged or converted into a revolving credit facility with the lender, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility.

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

On May 8, 2017, the Company issued 100,000 common shares for the conversion of $5,000 of the $72,500 convertible note dated November 7, 2016. On May 24, 2017, the Company issued 210,000 common shares for the conversion of $10,500 of the $72,500 convertible note dated November 7, 2016. Refer to Note 11.

On May 25, 2017, the lender provided conversion notice for the remaining principal $57,000 of the $72,500 convertible note dated November 7, 2016. This conversion was not processed by the Company’s transfer agent due to direction from the Company not to honor any further conversion notices from the lender. In response, the Company received legal notification pursuant to the refusal to process further conversion notices. Refer to Note 14.

As at June 30, 2018, the carrying value of the note was $245,889 (December 31, 2017 - $245,889) and the fair value of the derivative liability was $758,016 (December 31, 2017 - $629,759). During the six months ended June 30, 2018, the Company accreted $nil (2017 - $72,099) of the debt discount to finance costs.

(d)

On December 21, 2016, the Company entered into a convertible note agreement for the principal amount of $74,500 for consideration of $72,250 which was received on January 10, 2017. The note is unsecured, bears interest at 12% per annum, was due on December 21, 2017, and is convertible into common shares at a conversion price equal to the lessor of: (i) the closing sale price of the Company’s common stock on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the Company’s common stock during the twenty-five consecutive trading days immediately preceding the conversion date. Interest will be accrued and payable at the time of repayment of the note. Financing fees on the note were $4,750. The derivative liability applied as a discount on the note was $72,250 and is being accreted over the life of the note.

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

During the six months ended June 30, 2018, the Company incurred a default fee of $36,000 for failure to honor the conversion notice in a timely manner and issued 56,200,000 common shares with a fair value of $129,676 for the conversion of $13,461 of principal, $37,491 of default fees and finance costs, $5,250 for conversion fees resulting in a loss on settlement of debt of $73,474.

On May 8, 2018, the Company paid $45,000 to settle the balance of the $74,500 convertible note including accrued interest. The Company recognized a gain on the settlement of this convertible note totaling $24,752.

As at June 30, 2018, the carrying value of the note was $nil (December 31, 2017 - $65,887) and the fair value of the derivative liability was $nil (December 31, 2017 - $31,431). During the six months ended June 30, 2018, the Company accreted $nil (2017 - $1,180) of the debt discount and $nil (2017 - $37,905) of the financing fees to finance costs.

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

On June 1, 2018 the remaining $56,144 principal balance and $2,023 in accrued interest were reassigned to another unrelated note holder and the note was treated as an extinguishment. Upon reassignment, the Company incurred a finance fee of $46,833 which was added to the principle balance of the new convertible note totaling $105,000. Refer to Note 8(z).

As at June 30, 2018, the carrying value of the note was $nil (December 31, 2017 - $56,144) and the fair value of the derivative liability was $nil (December 31, 2017 - $70,818). During the six months ended June 30, 2018, the Company accreted $nil (2017 - $3,149) of the debt discount and $nil (2017 - $49,725) of the financing fees to finance costs.

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

On October 11, 2017, the Company issued 1,415,205 common shares for the conversion of $2,590 of principal and $5,880 of accrued interest. On October 18, 2017, the Company issued 2,123,434 common shares for the conversion of $5,430 of principal and $494 of accrued interest. On October 19, 2017, the Company issued 2,229,450 common shares for the conversion of $3,879 of principal and $134 of accrued interest. On October 23, 2017, the Company issued 2,440,467 common shares for the conversion of $4,134 of principal and $258 of accrued interest. On October 26, 2017, the Company issued 1,791,445 common shares for the conversion of $3,107 of principal and $118 of accrued interest. On October 31, 2017, the Company issued 2,500,728 common shares for the conversion of $4,262 of principal and $239 of accrued interest. On November 2, 2017, the Company issued 1,499,272 common shares for the conversion of $2,528 of principal and $171 of accrued interest. On November 13, 2017, the Company issued 3,017,333 common shares for the conversion of $4,823 of principal and $608 of accrued interest. On November 22, 2017, the Company issued 4,000,565 common shares for the conversion of $4,292 of principal and $469 of accrued interest. On December 27, 2017, the Company issued 4,200,200 common shares for the conversion of $1,656 of principal and $1,725 of accrued interest. On December 29, 2017, the Company issued 4,619,360 common shares for the conversion of $3,347 of principal and $48 of accrued interest. During the six months ended June 30, 2018, the Company issued 247,495,414 common shares with a fair value of $571,886 for the conversion of $69,952 of principal and $56,227 of default fees and finance costs resulting in a loss on settlement of debt of $445,707.

As at June 30, 2018, the carrying value of the note was $nil (December 31, 2017 - $69,952) and the derivative liability was $nil (December 31, 2017 - $108,326).

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

During the six months ended June 30, 2018, the Company issued 206,994,645 common shares with a fair value of $524,487 for the conversion of the remaining principal balance of $35,000, and default penalties and finance costs of $37,448 resulting in a loss on settlement of debt of $452,039.

As at June 30, 2018, the Company has accrued $9,487 in interest and penalties on the note and the fair value of the derivative liability was $13,936 (December 31, 2017 - $188,798).

(h)	On July 17, 2017, the Company issued a convertible promissory note in the principal amount of $135,000. The note is unsecured, bears interest at 10% per annum, is due on July 17, 2018, and is convertible into common shares at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price during the previous twenty trading day period ending on the latest complete trading day prior to the date of this note and (ii) $0.061. Interest will be accrued and payable at the time of promissory note repayment. Financing fees on the note were $16,500. Derivative liability applied as discount on the note was $118,500 and is being accreted over the life of the note. During the six months ended June 30, 2018, the Company issued 100,000,000 common shares with a fair value of $227,222 for the conversion of $53,530 of principal balance resulting in a loss on settlement of debt of $173,692.

As at June 30, 2018, the carrying value of the note was $81,470 (December 31, 2017 - $70,718) and the fair value of the derivative liability was $138,828 (December 31, 2017 - $205,563). During the six months ended June 30, 2018, the Company accreted $64,282 (2017 - $nil) of the debt discount to interest expense.

(i)	On August 17, 2017, the Company issued a convertible promissory note in the principal amount of $110,250. The note is unsecured, bears interest at 8% per annum, is due on August 16, 2018, and is convertible at 58% of to the lowest trading price during the previous ten trading days to the date of a conversion notice. Interest will be accrued and payable at the time of promissory note repayment. Deferred financing fees on the note were $5,250. The derivative liability applied as a discount on the note was $105,000 and is being accreted over the life of the note. During the six months ended June 30, 2018, the Company issued 86,173,799 common shares with a fair value of $293,267 for the conversion of $121,240 of principal and interest resulting in a loss on settlement of debt of 172,027.

As at June 30, 2018, the carrying value of the note was $nil (December 31, 2017 - $44,661) and the fair value of the derivative liability was $nil (December 31, 2017 - $166,460). During the six months ended June 30, 2018, the Company accreted $65,589 (2017 - $nil) of the debt discount to finance costs.

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

As at June 30, 2018, the carrying value of the note was $nil (December 31, 2017 - $71,088) and the fair value of the derivative liability was $nil (December 31, 2017 - $100,000). During the six months ended June 30, 2018, the Company accreted $35,912 (2017 - $nil) of the debt discount to finance costs.

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

On May 22, 2018, the principal balance of $87,045 and accrued interest of $5,543 was reassigned to another unrelated note holder. There were no material changes to the note upon reassignment. Refer to Note 8(y).

As at June 30, 2018, the carrying value of the note was $nil (December 31, 2017 - $41,066) and the fair value of the derivative liability was $nil (December 31, 2017 - $100,000). During the six months ended June 30, 2018, the Company accreted $65,934 (2017 - $nil) of the debt discount to finance costs.

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

On May 22, 2018, the principal balance of $82,000 and accrued interest of $3,055 was reassigned to another unrelated note holder. There were no material changes to the note upon reassignment. Refer to Note 8(y).

As at June 30, 2018, the carrying value of the note was $nil (December 31, 2017 - $12,357) and the fair value of the derivative liability was $nil (December 31, 2017 - $75,000). During the six months ended June 30, 2018, the Company accreted $69,643 (2017 - $nil) of the debt discount to finance costs.

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

On June 18, 2018, the principal balance of $55,000 and accrued interest of $2,215 was reassigned to another unrelated note holder. There were no material changes to the note upon reassignment. Refer to Note 8(aa).

As at June 30, 2018, the carrying value of the note was $nil and the fair value of the derivative liability was $nil. During the six months ended June 30, 2018, the Company accreted $49,258 of the debt discount to finance costs.

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

As at June 30, 2018, the carrying value of the note was $24,411 and the fair value of the derivative liability was $90,688. During the six months ended June 30, 2018, the Company accreted $24,411 of the debt discount to finance costs.

(o)	On January 19, 2018, the Company issued a convertible promissory note in the principal amount of $50,000, as partial replacement for a convertible promissory note originally issued on June 5, 2017 in the amount of $110,000. Refer to Note 8(g). The note is unsecured, bears interest at 10% per annum, is due on January 19, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $50,000 and is being accreted over the life of the note. During the six months ended June 30, 2018, the Company issued 57,244,977 common shares with a fair value of $137,143 to convert principal balance of $50,000 and accrued interest of $309 resulting in a loss on settlement of debt of $86,834.

During the six months ended June 30, 2018, the Company accreted $50,000 of the debt discount to finance costs.

(p)	On February 2, 2018, the Company issued a convertible promissory note in the principal amount of $107,500. The note is unsecured, bears interest at 10% per annum, is due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lesser of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $107,500 and is being accreted over the life of the note.

On June 18, 2018, the principal balance of $107,500 and accrued interest of $4,005 was reassigned to another unrelated note holder. There were no material changes to the note upon reassignment. Refer to Note 8(aa).

As at June 30, 2018, the carrying value of the note was $nil and the fair value of the derivative liability was $nil. During the six months ended June 30, 2018, the Company accreted $87,418 of the debt discount to finance costs.

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

As at June 30, 2018, the carrying value of the note was $42,082 and the fair value of the derivative liability was $210,605. During the six months ended June 30, 2018, the Company accreted $42,082 of the debt discount to finance costs.

(r)	On March 2, 2018, the Company issued a convertible promissory note in the principal amount of $25,000, as partial replacement for a convertible promissory note originally issued on June 5, 2017 in the amount of $110,000. Refer to Note 8(g). The note is unsecured, bears interest at 10% per annum, is due on March 2, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $25,000 and is being accreted over the life of the note. During the six months ended June 30, 2018, the Company issued 45,518,437 common shares with a fair value of $131,335 for the conversion of $25,000 of principal and accrued interest of $35 resulting in a loss on settlement of debt of $106,300.

During the six months ended June 30, 2018, the Company accreted $25,000 of the debt discount to finance costs.

(s)	On March 2, 2018, the Company issued a convertible promissory note in the principal amount of $111,808, as partial replacement for a convertible promissory note originally issued on September 6, 2017 in the amount of $107,000 plus accrued interest. Refer to Note 8(j). The note is unsecured, bears interest at 10% per annum, is due on March 2, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $25,000 and is being accreted over the life of the note. During the six months ended June 30, 2018, the Company issued 84,783,673 common shares with a fair value of $290,632 for the conversion of $93,400 of principal and $1,054 of accrued interest resulting in a loss on settlement of debt of $196,178.

As at June 30, 2018, the carrying value of the note was $4,985 and the fair value of the derivative liability was $29,902. During the six months ended June 30, 2018, the Company accreted $98,385 of the debt discount to finance costs.

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

As at June 30, 2018, the carrying value of the first tranche of the note was $163,043 and the fair value of the derivative liability was $423,476. During the six months ended June 30, 2018, the Company accreted $163,043 of the debt discount to finance costs.

On May 3, 2018, the Company received $146,500, net of $3,500 in legal fees, pursuant to the second tranche of the agreement, which is $166,667 in the principle amount, net of the original issuance discount of $16,667. The derivative liability applied as a discount on the note was $166,667 and is being accreted over the life of the note.

On May 3, 2018, the Company amended the convertible promissory note to include that at any time after the 100th calendar day after the funds are issued, and at the option of the holder in addition to the right of conversion, the holder may deduct daily payments from the Company’s bank account in the amount of $5,562 per calendar day or $27,812 per week until the Company has paid or the holder has converted an amount equal to the principal balance, interest, accrued interest, and default amount.

As at June 30, 2018, the carrying value of the second tranche of the note was $52,536 and the fair value of the derivative liability was $241,079. During the six months ended June 30, 2018, the Company accreted $52,536 of the debt discount to finance costs.

(u)	In January 2018, the Company issued a convertible promissory note in the principal amount of $15,000 as a commitment fee. The note is unsecured, non-interest bearing until default, is due on August 16, 2018, and is convertible into common shares at a conversion price equal to 75% of the average closing trading price during the previous five trading days prior to conversion date, with a minimum of $0.00005. On March 28, 2018, the Company issued 6,230,530 common shares with a fair value of $19,937 for the conversion of $10,000 of principal resulting in a loss on settlement of debt of $9,937.

As at June 30, 2018, the carrying value of the note was $5,000 and the fair value of the derivative liability was $5,364.

(v)	As at June 30, 2018, the Company owed a convertible promissory note in the principal amount of $934,939 (Cdn$1,231,128) (December 31, 2017 - $981,370 (Cdn$1,231,128)). The convertible promissory note is unsecured, bears interest at 17.2% per annum, is due on demand, and is convertible into Tags units at the average closing price of the 120 days period prior to conversion date. As at June 30, 2018, accrued interest of $604,452 (Cdn$795,960) (December 31, 2017 – $549,886(Cdn$689,832)) was recorded in accounts payable and accrued liabilities.

(w)	On May 8, 2018 the Company issued a convertible note in the principal amount of $51,500. The note is unsecured, bears interest at 10% per annum, and is due on May 8, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

As at June 30, 2018, the carrying value of the note was $9,889 and the fair value of the derivative liability was $65,203. During the six months ended June 30, 2018, the Company accreted $9,889 of the debt discount to finance costs.

(x)	On May 28, 2018 the Company issued a convertible note in the principal amount of $180,000. The note is unsecured, bears interest at 10% per annum, and is due on May 8, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

As at June 30, 2018, the carrying value of the note was $21,522 and the fair value of the derivative liability was $220,004. During the six months ended June 30, 2018, the Company accreted $21,522 of the debt discount to finance costs.

(y)	On May 22, 2018 the Company reassigned convertible note balances from another unrelated party in the principal amount of $177,643. Refer to Note 8(k) and 8(l). The note is unsecured, bears interest at 10% per annum, became due and payable on June 18, 2018, and is convertible into common shares at a conversion price equal to the lessor of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. During the six months ended June 30, 2018, the Company issued 163,260,000 common shares with a fair value of $304,554 for the conversion of $146,518 of principal and $817 of accrued interest resulting in a loss on settlement of debt of $157,219.

As at June 30, 2018, the carrying value of the note was $31,125 and the fair value of the derivative liability was $22,996.

(z)	On June 1, 2018, the Company reassigned a convertible note from another unrelated party in the principal amount of $105,000; $58,167 in assigned principal and accrued interest and a finance fee of $46,833 Refer to Note 8(e). The note is unsecured, bears interest at 12% per annum, was due on October 18, 2017, and is convertible into common shares at a conversion price equal to the lessor of (i) 60% multiplied by the lowest trading price (representing a discount rate of 40%) during the previous twenty-five trading day period ending on the latest complete trading day prior to the date of the note; and (ii) the variable conversion price which means 50% multiplied by the lowest trading price (representing a discount rate of 50%) during the previous twenty five trading day period ending on the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. During the six months ended June 30, 2018, the Company issued 13,000,000 common shares with a fair value of $26,000 for the conversion of $9,400 of principal and $350 of accrued interest resulting in a loss on settlement of debt of $16,250.

As at June 30, 2018, the carrying value of the note was $95,600 and the fair value of the derivative liability was $126,594.

(aa)	On June 18, 2018, the Company reassigned convertible note balances from another unrelated party in the principal amount of $168,721. Refer to Note 8(m) and 8(p). The note is unsecured, bears interest at 10% per annum, which is due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lesser of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The remaining derivative liability applied as a discount on the reassigned note was $25,824 and is being accreted over the remaining life of the note.

As at June 30, 2018, the carrying value of the note was $142,990 and the fair value of the derivative liability was $124,604. During the six months ended June 30, 2018, the Company accreted $73,669 of the debt discount to finance costs.

Note 9 – DERIVATIVE LIABILITIES

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 8 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the six-month period ended June 30, 2018, the Company recorded a gain on the change in fair value of derivative liability of $397,517 (June 30, 2017 – $91,670). As at June 30, 2018 and December 31, 2017, the Company recorded derivative liability of $2,471,295 and $1,676,155, respectively.

The following inputs and assumptions were used to value the derivative liabilities outstanding during the period and year ended June 30, 2018 and December 31, 2017 respectively, assuming no dividend yield:

	2018	2017
Expected volatility	294 - 379%	96 - 533%
Risk free interest rate	1.19 - 2.15%	0.11 - 1.76%
Expected life (in years)	0.01 - 1.0	0.1 - 1.0

A summary of the activity of the derivative liabilities is shown below:

$
Balance, December 31, 2016	365,944
Derivative loss due to new issuances	350,250
Mark-to-market adjustment	(91,670)
Balance, June 30, 2017 (restated)	624,524

Balance, December 31, 2017	1,676,155
Derivative loss due to new issuances	1,192,657
Mark-to-market adjustment	(397,517)

Balance, June 30, 2018	2,471,295

Note 10 – MEZZANINE EQUITY

Authorized

150,000,000 shares of undesignated preferred stock authorized, each having a par value of $0.001 as of June 30, 2018 and December 31, 2017, respectively.

Equity Transactions

DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and issued 4,309,384 Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731 on October 24, 2014. The Series A Shares have no general voting rights and carry a 5% per annum interest rate. Series A Shares that are converted to common shares are entitled to the same voting rights as other common shareholders. The Series A Shares are subject to a redemption obligation at $1.25 per common share pursuant to the following terms:

●	On or before August 1, 2016, the Company must complete a financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 Series A Shares;

●	On or before September 1, 2016, the Company must complete an additional financing for gross proceeds of at least $2.5 million and use at least $1.125 million to redeem a minimum of 900,000 additional Series A Shares; and

●	On or before October 1, 2016, the Company must complete an additional financing for gross proceeds of at least $5.0 million and use at least $3.14 million to redeem the remaining 2,509,384 Series A Shares.

During the year ended December 31, 2015, 80,000 Series A Shares with a value of $100,000 were purchased by an unrelated third-party and exchanged for 80,000 shares of common stock of the Company. The Series A Shares were not exchanged for securities of DSG Global, Inc. as part of the Share Exchange Agreement.

The preferred shares are recorded in the consolidated financial statements as Mezzanine Equity.

On June 21, 2018, the Company entered into a debt exchange agreement for the conversion of indebtedness totaling $6,283,766 ($7,627,303 CDN) including $5,286,731 in Series A Shares and $997,035 in interest accrued on the Series A Shares. For consideration of settlement, the Company will designate and issue an undetermined number of Series B Convertible Preferred Stock (“Series B Shares”) and Series E Convertible Preferred Stock (“Series E Shares” and all outstanding Series A Shares, previously issued under conversion of debt on October 24, 2014 , will be returned. As of June 30, 2018, the agreement has not yet closed as certain terms of the agreement have not yet been settled.

Note 11 – COMMON STOCK

During the six months ended June 30, 2018 the Company issued an aggregate of;

●	1,161,245,545 shares of common stock with a fair value of $2,975,418 upon the conversion of $811,187 of convertible debentures and accrued interest, as noted in Note 8. The Company recorded a loss on extinguishment of debt of $2,164,231 in connection with the conversions.

●	50,000,000 shares of common stock for proceeds of $81,659.

●	750,000 shares of common stock, with a fair value of $2,250, in connection with a 5% commission granted on referral of sales totaling $45,000.

Note 12 – RELATED PARTY TRANSACTIONS

As at June 30, 2018, the Company owed $133,264 (Cdn$175,481) (December 31, 2017 - $205,963 (Cdn$258,381)) to the President, CEO, and CFO of the Company for management fees, which has been recorded in accounts payable and accrued liabilities. The amounts owed and owing are unsecured, non-interest bearing, and due on demand.

During the six months ended June 30, 2018 the Company paid $69,866 (Cdn$92,000) in management fees to the President, CEO, and CFO of the Company.

As at June 30, 2018, the Company owed $17,429 (Cdn$22,950) (December 31, 2017 - $4,273 (Cdn$27,950)) to a Company controlled by the son of the President, CEO, and CFO of the Company. The balance owing has been recorded in accounts payable and accrued liabilities. The amount owing is unsecured, non-interest bearing, and due on demand.

Note 13 – COMMITMENTS

Lease Obligations

On June 1, 2018, the Company signed a two year operating lease agreement expiring on May 31, 2020 with the right to renew for an additional two year term if written notice is provided within 120 days prior to the expiration of the current term. The annual rent for the premises in Canada is approximately CDN $46,552 commencing on July 1, 2018.

Product Warranties

The Company’s product warranty costs are part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for a period of one year. As of June 30, 2018, the Company has set up a reserve for future warranty costs of $134,940. The Company’s past experience with warranty related costs was used as a basis for the reserve. During the six months ended June 30, 2018, the Company recorded warranty expense of $46,273 (2017 - $7,362).

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Six months ended	Year ended
	June 30, 2018	December 31, 2017
Product warranty liability:
Opening balance	$165,523	$111,715
Accruals for product warranties issued in the period	15,690	99,699
Adjustments to liabilities for pre-existing warranties	(46,273)	(45,891)
Ending liability	$134,940	$165,523

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

Note 14 – CONTINGENCIES

A director of the Company, representing his company, Adore Creative Agency Inc. (“Adore”), has filed a notice of default on March 31, 2016, in regard to a related party convertible note issued by the Company. The note was issued in lieu of marketing services and has a maturity date of March 31, 2016. The Company has countersued Adore for failure to provide services as obligated under the terms and agreement of the convertible note, and in addition for damages as a result.

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute.

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, and legal fees incurred by Coastal with respect to the lawsuit. This action is still pending.

On October 10, 2017, a vendor filed a complaint for Breach of Contract with Superior Court of the State of California. The Complainant is alleging that it is contractually owed 1,848,130 shares of the Company’s common stock and is seeking damages of $270,000. In addition, a related vendor filed in the same filing a complaint for $72,000 as part of a consulting agreement the Company executed. No accrual has been recorded because the Company is of the opinion that no obligation exists since the vendors have not performed their contractual duties.

On February 9, 2017, the Company received a notice of default from Auctus Fund LLC (“Auctus”), on a 12% convertible promissory note issued to the Company in the principal amount of $75,000 and commenced a lawsuit on February 2, 2018 in the United States District Court, District of Massachusetts. Auctus alleges that the Company failed to honor a conversion notice under the terms of the note, and thus giving rise to an event of default. Auctus seeks damages in excess of $306,681, which consists of the principal amount of the note, liquidated damages, and default interest, and legal fees incurred by Auctus with respect to the lawsuit. On June 1, 2018 the remaining $58,167 note balance, including principal and interest, was reassigned to another unrelated note holder and the note was extinguished. Refer to Note 8(e) and 8(z).

On April 9, 2018, the Company received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleges that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ seeks damages in excess of $200,000 but not more than $1,000,000, which consists of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. This action is still pending.

Note 15 – REVISION OF PRIOR YEAR FINANCIAL STATEMENTS

While preparing the interim condensed consolidated financial statements for the period ending March 31, 2018, the Company noted that there was a revision of the fair value of the derivative liabilities and during the period ended June 30, 2018, determined that no non-controlling interest exists. Accordingly, the Company has revised its consolidated financial statements as at and for the year ended December 31, 2017 to reflect the change in fair value of derivative liabilities and retained earnings during the period and the fair value of the derivative liabilities and retained earnings as at December 31, 2017. This revision resulted in an increase to retained earnings of 1,819,564, an increase to net loss of $720,424 and an increase to net loss per share of $0.01. There was no impact on the consolidated statement of cash flows. In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company has determined that the impact of adjustments relating to the correction of this accounting error are not material to previously issued annual audited consolidated financial statements as the amount was derived from an estimate, has no impact on compliance with regulatory requirements or loan covenants, and has no impact on the Company’s cash flows.. Accordingly, these changes are disclosed herein and will be disclosed prospectively.

The impact of the revision as at December 31, 2017 and for the year then ended is summarized below:

Consolidated Balance Sheet

	As at December 31, 2017
	As reported $	Adjustment $	As restated $

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Derivative liabilities	1,191,396	484,759	1,676,155
Total Current Liabilities	8,061,842	484,759	8,546,601
Total Liabilities	8,061,842	484,759	8,546,601
Stockholders’ Equity
Deficit	(30,409,853)	(1,819,564)	(32,229,417)
Noncontrolling interest	(1,334,805)	1,334,805	-
Total Stockholders’ Deficit	(13,257,858)	(484,759)	(13,742,617)

Consolidated Statement of Operations and Comprehensive Loss

	Year ended December 31, 2017
	As reported $	Adjustment $	As restated $

Other income (expense)
Change in fair value of derivative liabilities	(340,227)	(484,759)	(824,986)
Total other income (expense)	(1,987,202)	(484,759)	(2,471,961)
Net loss for the year	(3,632,072)	(484,759)	(4,116,831)
Net loss attributed to non-controlling interest	235,665	(235,665)	-
Comprehensive loss	(3,819,809)	(720,424)	(4,540,233)

Consolidated Statement of Stockholders’ Equity

	Year ended December 31, 2017
	As reported $	Adjustment $	As restated $
Deficit	(30,409,853)	(1,819,564)	(32,229,417)
Non-controlling interest	(1,334,805)	1,334,805	-
Stockholders’ Equity	(13,257,858)	(484,759)	(13,742,617)

Consolidated Statement of Cash Flows

	Year ended December 31, 2017
	As reported $	Adjustment $	As restated $

Operating activities
Net loss	(3,632,072)	(484,759)	(4,116,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(340,227)	(484,759)	(824,986)

Note 16 – SUBSEQUENT EVENTS

On July 2, 2018, the Company issued 63,055,661 shares of common stock to settle $39,092 in convertible debentures.

On July 3, 2018, the Company issued a second amendment to the convertible promissory note, dated March 19, 2018, which supersedes any provisions to the contrary, to include that at any time after the 115th calendar day after the funds are issued, and at the option of the holder in addition to the right to conversion, the holder may deduct daily payments from the Company’s bank account in the amount of $5,562 per calendar day or $27,812 per week until the Company has paid or the holder has converted an amount equal to the principal balance, interest, accrued interest, and default amount. In addition, an amount of $26,500 was added to the balance of the note.

On July 6, 2018, the Company received a notice of conversion to issue 44,000,000 shares of common stock to settle $25,300 in convertible debentures.

On July 16, 2018, the Company received $125,000, net of $3,500 in legal fees which is $198,333 in the principal amount, net of the original issuance discount of $19,833 and $50,000 payable to the holder for the Company’s benefit, pursuant to the third tranche of the convertible promissory note dated March 19, 2018.

On July 19, 2018, the Company received a notice of conversion to issue 19,095,964 shares of common stock to settle $10,503 in convertible debentures.

On July 24, 2018, the Company issued 57,000,000 shares of common stock to settle outstanding convertible debentures.

On July 25, 2018, the Company received a notice of conversion to issue 42,502,808 shares of common stock to settle $21,039 in convertible debentures.

On August 1, 2018, the Company received a notice of conversion to issue 38,323,242 shares of common stock to settle $12,647 in convertible debentures.

On August 2, 2018, the Company issued 74,000,000 shares of common stock to settle outstanding convertible debentures.

On August 8, 2018, the Company received a notice of conversion to issue 41,593,424 shares of common stock to settle $13,726 in convertible debentures.

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

Results of Operations

The following table summarizes key items of comparison and their related increase (decrease) for the three and six month periods June 30, 2018 and 2017:

	Three Months ended		Increase (Decrease)	Six months ended		Increase (Decrease)
	30-Jun-18	30-Jun-17	2018 – 2017	30-Jun-18	30-Jun-17	2018 – 2017
	($)	($)	(%)	($)	($)	(%)
Revenues	$237,046	434,202	-45.41%	$347,942	$682,472	-49.02%
Cost of revenue	79,552	135,940	-41.48%	97,881	205,445	-52.36%
Gross profit	157,494	298,262	-47.20%	250,061	477,027	-47.58%

Operating Expenses:
Compensation expense	209,174	231,086	-9.48%	417,802	420,395	-0.62%
General and administrative expense	275,480	165,472	66.48%	633,493	438,459	44.48%
Warranty expense	46,273	4,738	876.64%	46,273	7,362	528.54%
Bad debt	2,099	45,377	-95.37%	30,992	45,377	-31.70%
Depreciation and amortization expense	2,220	7,686	-71.12%	8,914	15,510	-42.53%
Total Operating Expenses	535,246	454,359	17.80%	1,137,474	927,103	22.69%
Loss from operations	(377,752)	(156,097)	142.00%	(887,413)	(450,076)	97.17%

Other Income (Expense):
Change in fair value of derivative liabilities	6,013,778	1,946,087	209.01%	397,517	91,670	333.64%
Other (expenses) income	-	(1,401)	100.00%	-	(5,419)	-100.00%
Finance costs	(776,506)	(339,254)	128.89%	(1,517,068)	(669,718)	126.52%
Foreign currency exchange	410,454	149,943	173.74%	(150,212)	160,946	-193.33%
Loss on extinguishment of debt	(768,964)	-		(2,164,231)	-	100.00%
Total Other Expense	4,878,762	1,755,375	177.93%	(3,433,994)	(422,521)	712.74%

Provision for income taxes expense (benefit)	-	-	0.00%	-	-	0.00%
Net income (loss)	4,501,010	1,599,278	181.44%	(4,321,407)	(872,597)	395.24%

We recognized net income of $4,501,010 for the three-month period ended June 30, 2018, which was $2,901,732 or 181.4% more than the net income of $1,599,278 for the three-month period ended June 30, 2017. The primary reason is attributable to the derivative gain recorded in the current quarter end relating to the change in fair value on convertible notes.

We recognized a net loss of $4,321,407 for the six-month period ended June 30, 2018, which was $3,448,810 or 395.2% more than the net loss of $872,597 for the six-month period ended June 30, 2017. The primary reasons are attributable to the $3,433,994 in other expenses incurred inclusive of $1,517,068 in finance cots, $150,212 in foreign exchange losses, and $2,164,231 in losses on the extinguishment of debt upon conversion.

Comparison of the three and six months ended June 30, 2018 and 2017:

Revenue

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change

Revenue	$237,046	$434,202	(45.4)	$347,942	682,472	(49.0)

Revenue decreased by $197,156 or 45.4%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Revenue decreased by $334,530 or 49.0% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

The redevelopment of our product line has resulted in lower sales than anticipated. As a result, we have been forced to move to a 3G/4G GPS cellular device, require redevelopment of our advertising, and also software development delays in integrating the tournament software onto the TOUCH screen, all of which that has caused delays in sales. Our Company along with the new sales team is aggressively building its pipeline for the next year.

Cost of Revenue

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change

Cost of revenue	$79,552	$135,940	(41.5)	$97,881	$205,445	(52.4)

Cost of revenue decreased by $56,388, or 41.5%, for the three months ended June 30, 2018 as compared to the three months June 30, 2017. The table below outlines the differences in detail:

	For the Three Months Ended
	June 30, 2018	June 30, 2017	Difference	% Difference
Cost of Goods	$64,570	$56,365	$8,205	14.6
Labour	-	-	-	-
Mapping & Freight Costs	4,478	8,845	(4,367)	(49.4)
Wireless Fees	10,504	69,282	(58,778)	(84.8)
Inventory Write-off/Adjustments	-	1,448	(1,448)	(100.0)
	$79,552	$135,940	$(56,388)	(41.5)

For the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, the overall decrease was due to lower revenues over the comparable period.

Cost of revenue decreased by $107,564, or 52.4%, for the six months ended June 30, 2018 as compared to the six months June 30, 2017. The table below outlines the differences in detail:

	For the Six Months Ended
	June 30, 2018	June 30, 2017	Difference	% Difference
Cost of Goods	$64,570	$60,029	$4,541	7.6
Labour	-	81	(81)	(100.0)
Mapping & Freight Costs	5,138	10,562	(5,424)	(51.4)
Wireless Fees	28,173	133,193	(105,020)	(78.8)
Inventory Write-off/Adjustments	-	1,580	(1,580)	(100.0)
	$97,881	$205,445	$(107,564)	(52.4)

For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, the overall decrease was due to the decrease in revenues due to the redevelopment of our product line as discussed above.

Compensation Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change

Compensation Expense	$209,174	$231,086	(9.5)	$417,802	$420,395	(0.6)

Compensation expense decreased by $21,912, or 9.5%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Compensation expense decreased by $2,593 or 0.6% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decreases in compensation expense were immaterial.

General and Administration Expense

General & administration expense increased by 107,758 or 65.12% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The table below outlines the differences in detail:

	For the Three Months Ended
	June 30, 2018	June 30, 2017	Difference	% Difference
Accounting & Legal	$96,884	$14,057	$82,827	589.2
Marketing & Advertising	7,535	17,395	(9,860)	(56.7)
Subcontractor & Commissions	64,854	38,128	26,726	70.1
Hardware	21,632	373	21,259	5,699.5
Office Expense, Rent, Software, Bank & Credit Card Charges, Telephone, Travel, & Meals	84,575	95,519	(10,944)	(11.5)
	$275,480	$165,472	$110,008	66.5

For the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, the overall increase in expenses is primary related to increases in accounting and legal of $82,827 or 589.2% due to additional legal fees incurred pursuant to new debt agreements. Subcontractors and commissions increased by $26,726 due to the hiring of more contract workers. These increases were partially offset by decreases in office expenses, travel, and other miscellaneous operational expenses of $10,944 or 11.5%. and marketing expense of $9,860 or 56.7%.

General & administration expense increased by $195,034 or 44% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The table below outlines the differences in detail:

	For the Six Months Ended
	June 30, 2018	June 30, 2017	Difference	% Difference
Accounting & Legal	$144,670	$25,927	$118,743	458.0
Marketing & Advertising	20,218	119,616	(99,398)	(83.1)
Subcontractor & Commissions	121,162	81,836	39,326	48.1
Hardware	37,240	1,246	35,994	2,888.8
Office Expense, Rent, Software, Bank & Credit Card Charges, Telephone, Travel, & Meals	310,203	209,834	100,369	47.8
	$633,493	$438,459	$195,034	44.5

For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, the overall increase in expenses is primary related to increases in accounting and legal of $118,743 or 458.0% due to additional legal fees incurred pursuant to new debt agreements. Subcontractors and commissions increased by $39,326 due to the hiring of more contract workers. Office expenses, travel, and other miscellaneous operational expenses also increased by $100,369 or 47.8% due to additional shipping and travel fees incurred during the period. These increases were partially offset by a decrease in marketing expense of $99,398 or 83.1%.

Warranty Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change

Warranty Expense	$46,273	$4,738	876.6	$46,273	$7,362	528.5

Warranty expense increased by $41,535, or 876.6% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Warranty expense increased by $38,911 or 528.5% for the six month period ended June 30, 2018 as compared to the six month period ended June 30, 2017. Warranty expense increased primarily due to the replacement of cables and batteries for multiple clients of which are expected to last for several years.

As of June 30, 2018, our balance sheet included a reserve of $134,940 for future warranty costs (June 30, 2017 - $115,589).

Foreign Currency Exchange

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change

Foreign currency exchange (gain) loss	$(410,454)	$(149,943)	173.7	$150,212	$(160,946)	(193.3)

For the three months ended June 30, 2018, we recognized a $410,454 gain in foreign currency transaction as compared to $149,943 in foreign currency transaction gain for the three months ended June 30, 2017. The increase in loss was primarily due to realized exchange loss on the change in derivative liabilities for the three months ending June 30, 2018 due to exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

For the six months ended June 30, 2018, we recognized a $150,212 loss in foreign currency transaction as compared to $160,943 in foreign currency transaction gain for the six months ended June 30, 2017. The increase in loss was primarily due to realized exchange loss on the change in derivative liabilities for the six months ending June 30, 2018 due to exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

Finance Costs

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change

Finance costs	$776,506	$339,254	128.9	$1,517,068	$669,718	126.5

Finance costs increased by $437,252 or 128.9%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Finance costs increased due to the large number of conversions of convertible notes payable. Finance costs increased by $847,350 or 126.5% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Derivative Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change

Unrealized (gain) loss on derivative	$(6,013,778)	$(1,946,087)	209.0	$(397,517)	$(91,670)	333.6

Derivative gain increased by $4,067,691 or 209%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 due to the change in fair value as of June 30, 2017 triggering of unrealized gains on derivative instruments in the current quarter ending on convertible notes payable. The change in fair value was impacted heavily due to the volatility in the Company’s stock price.

Derivative gain increased by $305,847 or 333.6%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due to the change in fair value as of June 30, 2017 triggering of unrealized gains on derivative instruments in the current quarter ending on convertible notes payable. The change in fair value was impacted heavily due to the volatility in the Company’s stock price.

Net Income (Loss)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change

Net income (loss)	$4,501,010	$1,599,278	181.4	$(4,321,407)	$(872,597)	395.2

As a result of the above factors, net income increased by $2,901,732 or 181.4% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The overall increase was primary due to the $4,878,762 in other income earned inclusive of a gain in the fair value of derivative liabilities totaling $6,013,778 and a gain in foreign exchange of $410,454 and partially offset by $776,506 in finance costs, and $768,964 in losses on the extinguishment of debt upon conversion.

As a result of the above factors, net loss increased by $3,448,810 or 395.2% for the six month period ended June 30, 2018 as compared to the six months ended June 30, 2017. The overall increase was primary due to the $3,433,994 in other expenses incurred inclusive of $1,517,068 in finance cots, $150,212 in foreign exchange losses, and $2,164,231 in losses on the extinguishment of debt upon conversion.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through June 30, 2018, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At June 30, 2018, we had $9,690,238 in outstanding liabilities, which all matures within the next twelve months.

We had cash in the amount of $15,999 as of June 30, 2018, as compared to $5,488 as of December 31, 2017. We had a working capital deficit of $9,462,878 as of June 30, 2018 compared to working capital deficit of $8,487,059 as of December 31, 2017.

Liquidity and Financial Condition

Our financial position as of June 30, 2018 and December 31, 2017, and the changes for the periods then ended are as follows:

Working Capital

	At June 30, 2018	At December 31, 2017
Current Assets	$227,360	$59,542
Current Liabilities	$9,690,238	$8,546,601
Working Capital	$(9,462,878)	$(8,487,059)

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	June 30,
	2018	2017

Net cash (used in) provided by operating activities	$(991,604)	$(199,902)
Net cash (used in) provided by investing activities	(1,544)	-
Net cash provided by financing activities	1,003,659	373,128
Net (decrease) increase in cash	10,511	173,226
Effect of exchange rate changes on cash and cash equivalents	-	(173,226)
Cash at beginning of period	5,488	-
Cash at end of period	$15,999	$-

Net Cash (Used in) Provided by Operating Activities. During the six months ended June 30, 2018, cash used in operations totaled $991,604. This reflects the net loss of $4,321,407 less $3,329,803 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by non-cash adjustments from fair valuing finance costs of $224,956, a loss on extinguishment of debt of $2,164,231, unrealized foreign exchange of $152,901 and interest on discount of convertible debt totaling $924,905.

Net Cash (Used in) Provided by Investing Activities. Investing activities reduced cash by $1,544 in the six months ended June 30, 2018, related to the purchase of property, plant and equipment, and decreased cash by $nil for the six months ended June 30, 2017.

Net Cash (Used in) Provided by Financing Activities. Net cash from financing activities during the six months ended June 30, 2018 totaled $1,003,659, mostly from various note and loan facilities entered during the period and from proceeds for the issuance of shares. Net cash provided by financing activities during the six months ended June 30, 2017 was $373,128 from various note and loan facilities entered during the period and from proceeds for the issuance of shares.

Outstanding Indebtedness

Our current indebtedness as of June 30, 2018 is comprised of the following. For loans that have expired terms, we are in talks with the lenders to extend them. The Company must increase revenue or raise more equity capital to meet the payment obligations.

Our current indebtedness as of June 30, 2018 is comprised of the following:

●	Unsecured loan payable in the amount of $189,854 bearing interest at 15% per annum and due on demand;

●	Unsecured loan payable in the amount of $317,500 bearing interest at 18% per annum;

●	Unsecured note payable in the amount of $46,444, bearing interest at 36% per annum, matured and in default.

●	Unsecured loan payable in the amount of $68,346 matured and in default

●	Unsecured loan payable in the amount of $250,000, bearing interest at 10% per annum, with a minimum interest amount of $25,000, mature and in default.

●	Unsecured loan payable in the amount of $250,000, bearing interest at 10% per annum, is due on demand, and convertible into common shares at $1.75 per share.

●	Secured convertible loan payable in the amount of $934,939, bearing interest at 15.2% per annum, mature and in default.

●	Unsecured, convertible note payable to related party in the amount of $310,000, bearing interest at 5% per annum, mature and in default.

●	Senior secured, convertible note payable in the amount of $245,889 interest 8% per annum. Repayable in cash or common shares at the lower of (i) twelve cents ($0.12) and (ii) the closing sales price of the Common Stock on the date of conversion.

●	Unsecured, convertible note payable in the amount of $81,470 interest 10% per annum. Matures on July 17, 2018. Principal is repayable in cash or common shares at the lower of (i) six cents ($0.06) (ii) 55% of the lowest trading price during the 20 Trading Days immediately preceding the date of conversion

●	Unsecured, convertible promissory note in the principal amount of up to $900,000, bears interest at 12% per annum, is convertible into common shares after 180 days from issuance date at a conversion price equal to the lessor of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. As at June 30, 2018, the Company has received $466,667 from the note of which $300,000 is due on September 19, 2018 and $166,667 is due on November 3, 2018. Interest will be accrued and payable at the time of promissory note repayment.

●	Unsecured, convertible note payable in the amount of $55,000, bears interest at 10% per annum, is due on January 19, 2019 and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

●	Unsecured, convertible note payable in the amount of $18,408, bears interest 10% per annum and matures on March 2, 2019. Principal is repayable in cash or common shares at the lower of (i) three cents ($0.03) and (ii) lowest Trading Price during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

●	Unsecured, convertible promissory note in the principal amount of $128,000, bears interest at 10% per annum, is due on March 2, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

●	Unsecured, convertible note payable in the principal amount of $51,500, bears interest at 10% per annum, is due on February 8, 2019, and is convertible into common shares at a conversion price equal to the lower of (i) 32% discount off of the lowest intra-day trading price during previous (10) trading days immediately preceding a conversion date

●	Unsecured, convertible note payable in the principal amount of $31,125, bears interest 10% per annum, is due on demand, and is convertible into common shares at a conversion price equal to the lower of (i) lowest trading price during previous (25) trading days prior to the date of note or (ii) lowest trading price during previous (25) trading days prior to the date of conversion.

●	Unsecured, convertible note payable in the principal amount of $180,000, bears interest at 10% per annum, is due on February 28, 2019, and is convertible into common shares at a conversion price equal to the lower of (i) 32% discount off of the lowest intra-day trading price during previous (15) trading days immediately preceding a conversion date

●

Unsecured, convertible note payable in the amount of $95,600, bearing interest at 12% per annum, due on demand, and convertible into common shares at the lower of: (i) $0.03; or (ii) 50% of the lowest trading price during the previous twenty-five trading days ending on the latest complete trading day prior to the conversion date.

●

Unsecured, convertible note payable in the principal amount of $168,721, bears interest 10% per annum, is due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lower of (i) lowest trading price during previous (25) trading days prior to the date of note or (ii) lowest trading price during previous (25) trading days prior to the date of conversion.

Preferred Stock Redemption Obligations

Westergaard Holdings Ltd. (“Westergaard), an affiliate of Keith Westergaard, a former member of our board of directors, owns 4,229,384 shares (the “Series A Shares”) of Series A Convertible Preferred Stock of DSG TAG Systems. Pursuant to a Subscription / Debt Settlement Agreement dated September 26, 2014 between DSG TAG Systems and Westergaard, as amended on April 29, 2016, DSG TAG Systems has agreed that DSG Global, Inc. will complete financings for gross proceeds of at least $10 million and use a portion of the proceeds to redeem all of the Series A Shares at a price of $1.25 per share, as follows:

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

On June 21, 2018, a Debt Exchange Agreement was entered into between DSG Global Inc. and DSG TAG Systems (together “the Company”) and Westergaard Holdings. Pursuant to this agreement, the Company agreed to issue to Westergaard, an undetermined number of Series B Convertible Preferred Stock (“Series B Shares”) and Series E Convertible Preferred Stock (“Series E Shares”) and Westergaard agreed to return all Series A Shares to DSG Tag, as described above in Note 10. As of June 30, 2018, the agreement has not yet closed as certain terms of the agreement have not yet been settled.

Related party transactions

As at June 30, 2018, we owed $133,264 (Cdn$175,481) (December 31, 2017 - $205,963 (Cdn$258,381)) to our President, CEO, and CFO for management fees, which has been recorded in accounts payable and accrued liabilities. The amounts owed, and owing are unsecured, non-interest bearing, and due on demand. During the six months ended June 30, 2018 the Company paid $69,866 (Cdn$92,000) in management fees to the President and CEO.

As at June 30, 2018, we owed $17,429 (Cdn$22,950) (December 31, 2017 - $4,273 (Cdn$27,950)) and paid $3,797 (Cdn$5,000) respectively to a Company controlled by the son of our President, CEO, and CFO. The balance owing has been recorded in accounts payable and accrued liabilities. The amount owing is unsecured, non-interest bearing, and due on demand.

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period to be as follows:

Estimated Expenses for the Twelve-Month Period ending June 30, 2019
Management compensation	$500,000
Professional fees	$150,000
General and administrative	$1,900,000
Total	$2,550,000

As noted earlier, during the six months ended June 30, 2018, cash used in operations totaled $991,604. The relatively low level of cash used compared to our estimated working capital needs in the future was the result of an accumulation of vendor payables, customer receivables, and an increasing loan payable balance. We need to reduce the current level of payables in the near future to keep a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $2,550,000 that we require for the next 12 months, we had $15,999 in cash as of June 30, 2018, and a working capital deficit of $9,470,709. Our principal sources of liquidity are cash generated from product sales and debt financings. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2018, who communicated the matters to our management and board of directors.

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

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

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

On February 2, 2018 a lawsuit was commenced in the United States District Court, District of Massachusetts against DSG Global by a lendor alleging that the Company failed to honor a conversion notice under the terms of a 12% convertible promissory note issued to the Company in the principal amount of $75,000, and thus giving rise to an event of default. The plaintiff sought damages in excess of $306,681, which consisted of the principal amount of the note, liquidated damages, and default interest, and legal fees incurred by the lendor with respect to the lawsuit. On June 1, 2018 the remaining $58,167 note balance, including principle and interest, was reassigned to another unrelated note holder and the note was extinguished.

On May 7, 2018, a lawsuit was commenced in the United States District Court, District of Dallas County, Texas against DSG Global by a lendor alleging that the Company failed to comply with the share-reserve increase letter under the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000 and in failing to pay the outstanding default amount due under the terms of the note. The plaintiff seeks damages in excess of $200,000 but not more than $1,000,000, which consists of the principal amount of the note, default interest, and legal fees incurred by the lendor with respect to the lawsuit. This action is still pending.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 3, 2018, the Company issued a second amendment to the convertible promissory note, dated March 19, 2018 and held by Labrys Fund, LP (“Labrys”), which supersedes any provisions to the contrary, to include that at any time after the 115th calendar day after the funds are issued, and at the option of the holder in addition to the right to conversion, the holder may deduct daily payments from the Company’s bank account in the amount of $5,562 per calendar day or $27,812 per week until the Company has paid or the holder has converted an amount equal to the principal balance, interest, accrued interest, and default amount. In addition, an amount of $26,500 was added to the balance of the Note.

On July 16, 2018, the Company issued received $125,000, net of $3,500 in legal fees which is $198,333 in the principal amount, net of the original issuance discount of $19,833 and $50,000 payable to the holder for the Company’s benefit, pursuant to the third tranche of the convertible promissory note dated March 19, 2018 and held by Labrys.

On July 2, 2018, the Company issued 63,055,661 shares of common stock to GHS Investments, LLC (“GHS”), to settle $39,092 in convertible debentures.

On July 6, 2018, the Company received a notice of conversion from GHS, to issue 44,000,000 shares of common stock at a conversion rate of $0.000575 to settle $25,300 in convertible debentures.

On July 19, 2018, the Company received a notice of conversion from Eagle Equities, LLC (“Eagle Securities”), to issue 19,095,964 shares of common stock at a conversion rate of $0.00055 to settle $10,503 in convertible debentures.

On July 24, 2018, the Company received a notice of conversion from GHS, to issue 57,000,000 shares of common stock to settle outstanding convertible debentures.

On July 25, 2018, the Company received a notice of conversion from Eagle Securities, to issue 42,502,808 shares of common stock at a conversion rate of $0.000495 to settle $21,039 in convertible debentures.

On August 1, 2018, the Company received a notice of conversion from Eagle Securities, to issue 38,323,242 shares of common stock at a conversion rate of $0.00033 to settle $12,647 in convertible debentures.

On August 2, 2018, the Company received a notice of conversion from GHS, to issue 74,000,000 shares of common stock to settle outstanding convertible debentures.

On August 8, 2018, the Company received a notice of conversion from Eagle Securities, to issue 41,593,424 shares of common stock at a conversion rate of $0.00033 to settle $13,726 in convertible debentures.

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

Date: August 14, 2018	DSG Global Inc.
(Registrant)

	By:	/s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

