Form 10-Q
period 2018-09-30
DSG Global Inc.
filed 2018-12-18
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

As December 17, 2018, the issuer had 2,502,280,318 shares of common stock issued and outstanding.

DSG GLOBAL, INC.
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited consolidated interim financial statements of DSG Global Inc. as at and for the three and nine months ended September 30, 2018, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	September 30, 2018	December 31, 2017
	(unaudited)	(revised - Note 16)
ASSETS
CURRENT ASSETS
Cash	$55,166	$5,488
Trade receivables, net	363,621	23,736
Inventory	207,494	8,929
Prepaid expenses and deposits	74,221	20,355
Due from related party	-	1,034
TOTAL CURRENT ASSETS	700,502	59,542

NON-CURRENT ASSETS
Fixed assets, net	1,509	964
Equipment on lease, net	3,977	14,814
Intangible assets, net	15,595	15,395
TOTAL NON-CURRENT ASSETS	21,081	31,173

TOTAL ASSETS	$721,583	$90,715

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,922,531	$3,328,851
Deferred revenue	281,900	159,665
Warranty reserve	137,265	165,523
Convertible note payable to related party	310,000	310,000
Loans payable	895,934	887,275
Derivative liabilities	2,916,607	1,676,155
Convertible notes payable, net of unamortized discount of $539,593 and $301,360, respectively	1,443,540	2,019,132
TOTAL CURRENT LIABILITIES	7,907,777	8,546,601

Commitments (Note 14)
Contingencies (Note 15)
Subsequent events (Note 18)

MEZZANINE EQUITY
Redeemable preferred stock	$6,702,450	$5,286,731

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 14,010,000 shares authorized 59 shares issued and outstanding (2017 – nil)	4,872,732	-
Common stock, $0.001 par value, 3,000,000,000 shares authorized 1,906,334,859 issued and outstanding (2017 - 101,877,495)	1,906,334	101,877
Additional paid in capital	19,616,649	17,511,673
Accumulated other comprehensive income	1,261,177	873,250
Deficit	(41,545,536)	(32,229,417)
TOTAL STOCKHOLDERS’ DEFICIT	(13,888,644)	(13,742,617)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$721,583	$90,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2018 and 2017

(Unaudited)

	Three months ending		Nine months ending
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$708,963	$303,151	$1,056,905	$975,623
Cost of revenue	26,091	121,072	123,972	326,517
Gross profit	682,872	182,079	932,933	649,106

Operating expenses
Compensation	181,737	151,383	599,539	571,778
General and administrative	341,481	299,488	974,974	1,217,183
Warranty	2,179	18,354	48,452	25,716
Bad debts	39,163	21,670	70,155	67,047
Depreciation and amortization	3,427	8,668	12,341	24,178
Total operating expense	567,987	499,563	1,705,461	1,905,902
Income (loss) from operations	114,885	(317,484)	(772,528)	(1,256,796)

Other income (expense)
Foreign currency exchange gain	234,109	297,333	83,897	458,279
Other expenses	-	(465)	-	(5,884)
Change in fair value of derivative liabilities	(120,312)	(134,220)	277,205	(42,550)
Loss on extinguishment of debt	(4,494,554)		(6,658,785)	-
Finance costs	(728,840)	(439,467)	(2,245,908)	(1,109,185)
Total other expense	(5,109,597)	(276,819)	(8,543,591)	(699,340)

Net loss	$(4,994,712)	$(594,303)	$(9,316,119)	$(1,956,136)

Comprehensive income (loss)
Foreign currency translation adjustments	(253,164)	(214,961)	387,927	(425,610)

Comprehensive loss	$(5,247,876)	$(809,264)	$(8,928,192)	$(2,381,746)

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.06)

Weighted average number of shares used in computing basic and diluted net loss per share:	1,594,942,768	38,552,866	1,030,158,507	35,155,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSG GLOBAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	Nine Months Ended
	September 30, 2018	September 30, 2017

Net loss	$(9,316,119)	$(1,956,136)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,341	24,178
Inventory write-off	-	1,930
Depreciation included in cost of goods sold	-	5,216
Non-cash financing costs	279,789	25,786
Accretion of discounts on convertible debt	1,416,573	532,803
Change in fair value of derivative liabilities	(277,205)	(119,268)
Bad debts	70,155	67,047
Shares issued for services	2,250	562,500
Loss (gain) on extinguishment of debt	6,658,785	(3,143)

Change in operating assets and liabilities:
Trade receivables, net	(410,040)	(89,462)
Inventory	(198,565)	10,954
Prepaid expense and deposits	(53,866)	43,156
Due from related party	1,034	(1,526)
Trade payables and other payables	596,818	562,320
Deferred revenue	122,235	(21,102)
Warranty reserve	(28,258)	10,405
Net cash used in operating activities	(1,124,073)	(344,342)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,570)	-
Purchase of intangible assets	(1,100)	-
Net cash used in investing activities	(2,670)	-

Cash flows from financing activities
Bank overdraft	-	(5,316)
Proceeds from issuing common stock	81,659	50,000
Repayments of notes payable	(45,000)	-
Proceeds from notes payable	1,292,000	721,750
Net cash provided by financing activities	1,328,659	766,434

Effect of exchange rate changes on cash	(152,238)	(413,124)

Net increase in cash and cash equivalents	49,678	8,968

Cash, beginning of period	5,488	-
Cash, end of the period	$55,166	$8,968

Supplemental cash flow information (Note 17)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSG GLOBAL, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The Company’s wholly owned subsidiary, DSG TAG was incorporated under the laws of the State of Nevada on April 17, 2008 and extra provincially registered in British Columbia, Canada in 2008. In March 2011, DSG TAG formed DSG Tag Systems International, Ltd. in the United Kingdom (“DSG UK”). DSG UK is a wholly owned subsidiary of DSG TAG.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures normally included in these interim condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2017. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Principles of Consolidation

These interim condensed consolidated financial statements include the accounts of DSG Global Inc., its wholly-owned subsidiary DSG TAG, and its wholly owned subsidiary DSG UK, collectively referred to as the Company. For all periods presented, all significant intercompany accounts, transactions, and profits have been eliminated in the consolidated financial statements.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. This new standard replaces most of the existing revenue recognition guidance in U.S. GAAP permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, became effective in the first quarter of fiscal year 2018. The Company adopted the standard using the modified retrospective method. There was no effect for any adjustments to retained earnings (accumulated deficit) upon adoption of the standard on January 1, 2018.

Recently Issued Accounting Pronouncements

Applicable for fiscal years beginning after December 15, 2018:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This accounting standard seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current U.S. GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This standard also provides guidance from the lessees’ perspective on how to determine if a lease is an operating lease or a financing lease and the differences in accounting for each. In January 2018, the FASB issued ASU No. 2018-01, which allows for an entity to elect an optional transition practical expedient for land easements that exist or expired before adoption of Topic 842. The adoption of this standard is required for interim and fiscal periods beginning after December 15, 2018 and it is required to be applied using the modified retrospective approach. Early adoption is permitted.

In March 2017, the “FASB” issued ASU 2017-08 “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) – Premium Amortization on Purchased Callable Debt Securities” an amendment to shorten the amortization period for certain callable debt securities held at a premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount.

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260), Distinguishing Liability from Equity (Topic 480), and Derivatives and Hedging (Topic 815) – (i) Accounting for Certain Financial Instruments with Down Round Features (ii) Replace of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments.” The amendments in (i) change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and to help clarify existing disclosure requirements. The amendments in (ii) characterize the indefinite deferral of certain provisions and do not have an accounting effect.

The Company is currently evaluating the impact of the above standards on its consolidated financial statements. Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s consolidated financial statements.

Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $9,316,119 for the nine month period ended September 30, 2018 and has a working capital deficit of $7,207,275 and an accumulated deficit of $41,545,536 as of September 30, 2018.

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

Note 3 – TRADE RECEIVABLES, NET

As of September 30, 2018 and December 31, 2017, trade receivables consisted of the following:

	September 30, 2018	December 31, 2017
Trade receivables	$418,849	$52,373
Allowance for bad debts	(55,228)	(28,637)
Total trade receivables, net	$363,621	$23,736

Note 4 – FIXED ASSETS

As of September 30, 2018 and December 31, 2017, fixed assets consisted of the following:

	September 30, 2018	December 31, 2017
Furniture and equipment	$16,440	$17,914
Computer equipment	25,756	26,435
Accumulated depreciation	(40,687)	(43,385)
	$1,509	$964

As of September 30, 2018 and December 31, 2017, equipment on lease consisted of the following:

	September 30, 2018	December 31, 2017
Tags	$127,513	$124,314
Text	28,182	27,475
Touch	23,345	22,759
Accumulated depreciation	(175,063)	(159,734)
	$3,977	$14,814

For the three months ended September 30, 2018 and 2017, total depreciation expense for fixed assets and leased equipment was $3,121 and $8,668, respectively.

For the nine months ended September 30, 2018 and 2017, total depreciation expense for fixed assets and leased equipment was $11,441 and $24,178, respectively.

Note 5 – INTANGIBLE ASSETS

As of September 30, 2018 and December 31, 2017, intangible assets consisted of the following:

	September 30, 2018	December 31, 2017
Intangible asset – patent	$22,353	$21,253
Accumulated depreciation	(6,758)	(5,858)
	$15,595	$15,395

The estimated useful life of the patent is 20 years. Patents are amortized on a straight-line basis.

Note 6 – TRADE AND OTHER PAYABLES

As of September 30, 2018 and December 31, 2017, trade and other payables consist of the following:

	September 30, 2018	December 31, 2017
Trade payables	$1,118,201	$1,121,841
Accrued expenses	200,731	255,542
Accrued interest	597,968	1,889,537
Other liabilities	5,631	61,931
Total trade and other payables	$1,922,531	$3,328,851

Note 7 – LOANS PAYABLE

As of September 30, 2018 and December 31, 2017, loans payable consisted of the following:

Loans Payable	September 30, 2018	December 31, 2017

Unsecured, due on demand, interest at 15% per annum	$193,125	$199,283
Unsecured, due on demand, interest at 36% per annum	47,244	48,751
Unsecured, loan payable, due on demand, interest at 18% per annum	317,500	317,500
Unsecured, loan payable, fee for services payable on the original loan amount of 5% by May 6, 2016, 10% payable by June 5, 2016, or 20% payable by July 5, 2016, non-interest bearing, due on demand	88,065	71,741
Unsecured, loan payable, interest 10% per annum, with a minimum interest amount of $25,000, due on demand.	250,000	250,000

	$895,934	$887,275

Note 8 – CONVERTIBLE LOANS PAYABLE

Related Party Convertible Loans Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at September 30, 2018, the carrying value of the convertible promissory note was $310,000 (December 31, 2017 - $310,000).

Third Party Convertible Loans Payable

(b)	On August 25, 2015, the Company issued a convertible promissory note in the principal amount of $250,000. The convertible promissory note is unsecured, bears interest at 10% per annum, is due on demand, and is convertible at $1.75 per share. As at September 30, 2018, the carrying value of the convertible promissory note was $250,000 (December 31, 2017 - $250,000).

(c)	On November 7, 2016, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company was provided with proceeds of $125,000 on November 10, 2016 in exchange for the issuance of a secured convertible promissory note in the principal amount of $138,889, which was inclusive of an 8% original issue discount and bears interest at 8% per annum to the holder. The convertible promissory note matures nine months from the date of issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $0.12 or the closing price of the Company’s common stock on the conversion date. In addition, under the same terms, the Company also issued a secured convertible note of $50,000 in consideration for proceeds of $10,000 and another secured convertible note of $75,000 in consideration for proceeds of $10,000. Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes for consideration of $1 each at any time prior to the maturity date in the event that the convertible promissory note is exchanged or converted into a revolving credit facility with the lender, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility.

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

On May 8, 2017, the Company issued 100,000 common shares for the conversion of $5,000 of the $72,500 convertible note dated November 7, 2016. On May 24, 2017, the Company issued 210,000 common shares for the conversion of $10,500 of the $72,500 convertible note dated November 7, 2016. On May 25, 2017, the lender provided conversion notice for the remaining principal $57,000 of the $72,500 convertible note dated November 7, 2016. This conversion was not processed by the Company’s transfer agent due to direction from the Company not to honor any further conversion notices from the lender. In response, the Company received legal notification pursuant to the refusal to process further conversion notices. Refer to Note 15.

As at September 30, 2018, the carrying value of the note was $245,889 (December 31, 2017 - $245,889) and the fair value of the derivative liability was $893,440 (December 31, 2017 - $629,759). During the nine months ended September 30, 2018, the Company accreted $nil (2017 - $179,333) of the debt discount to finance costs.

(d)	On December 21, 2016, the Company entered into a convertible note agreement for the principal amount of $74,500 for consideration of $72,250 which was received on January 10, 2017. The note is unsecured, bears interest at 12% per annum, was due on December 21, 2017, and is convertible into common shares at a conversion price equal to the lessor of: (i) the closing sale price of the Company’s common stock on the trading day immediately preceding the closing date, and (ii) 50% of the lowest sale price for the Company’s common stock during the twenty-five consecutive trading days immediately preceding the conversion date. Interest will be accrued and payable at the time of repayment of the note. Financing fees on the note were $4,750. The derivative liability applied as a discount on the note was $69,750 and is being accreted over the life of the note.

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

During the nine months ended September 30, 2018, the Company incurred a default fee of $36,000 for failure to honor the conversion notice in a timely manner and issued 56,200,000 common shares with a fair value of $129,676 for the conversion of $13,461 of principal, $37,491 of default fees and finance costs, $5,250 for conversion fees resulting in a loss on settlement of debt of $73,474.

On May 8, 2018, the Company paid $45,000 to settle the balance of the $74,500 convertible note including accrued interest. The Company recognized a gain on the settlement of this convertible note totaling $24,571.

As at September 30, 2018, the carrying value of the note was $nil (December 31, 2017 - $65,887) and the fair value of the derivative liability was $nil (December 31, 2017 - $31,431). During the nine months ended September 30, 2018, the Company accreted $nil (2017 - $62,711) of the debt discount to finance costs.

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

As at September 30, 2018, the carrying value of the note was $nil (December 31, 2017 - $56,144) and the fair value of the derivative liability was $nil (December 31, 2017 - $70,818). During the nine months ended September 30, 2018, the Company accreted $nil (2017 - $82,500) of the debt discount to finance costs.

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

On October 11, 2017, the Company issued 1,415,205 common shares for the conversion of $2,590 of principal and $5,880 of accrued interest. On October 18, 2017, the Company issued 2,123,434 common shares for the conversion of $5,430 of principal and $494 of accrued interest. On October 19, 2017, the Company issued 2,229,450 common shares for the conversion of $3,879 of principal and $134 of accrued interest. On October 23, 2017, the Company issued 2,440,467 common shares for the conversion of $4,134 of principal and $258 of accrued interest. On October 26, 2017, the Company issued 1,791,445 common shares for the conversion of $3,107 of principal and $118 of accrued interest. On October 31, 2017, the Company issued 2,500,728 common shares for the conversion of $4,262 of principal and $239 of accrued interest. On November 2, 2017, the Company issued 1,499,272 common shares for the conversion of $2,528 of principal and $171 of accrued interest. On November 13, 2017, the Company issued 3,017,333 common shares for the conversion of $4,823 of principal and $608 of accrued interest. On November 22, 2017, the Company issued 4,000,565 common shares for the conversion of $4,292 of principal and $469 of accrued interest. On December 27, 2017, the Company issued 4,200,200 common shares for the conversion of $1,656 of principal and $1,725 of accrued interest. On December 29, 2017, the Company issued 4,619,360 common shares for the conversion of $3,347 of principal and $48 of accrued interest. During the nine months ended September 30, 2018, the Company issued 247,495,414 common shares with a fair value of $571,886 for the conversion of $69,952 of principal and $56,227 of default fees and finance costs resulting in a loss on settlement of debt of $445,707.

As at September 30, 2018, the carrying value of the note was $nil (December 31, 2017 - $69,952) and the derivative liability was $nil (December 31, 2017 - $108,326).

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

During the nine months ended September 30, 2018, the Company issued 206,994,645 common shares with a fair value of $524,487 for the conversion of the remaining principal balance of $35,000, and default penalties and finance costs of $37,448 resulting in a loss on settlement of debt of $452,039.

As at September 30, 2018, the carrying value of the note was $9,487 (December 31, 2017 - $110,000) and the fair value of the derivative liability was $nil (December 31, 2017 - $188,798).

(h)	On July 17, 2017, the Company issued a convertible promissory note in the principal amount of $135,000. The note is unsecured, bears interest at 10% per annum, is due on July 17, 2018, and is convertible into common shares at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price during the previous twenty trading day period ending on the latest complete trading day prior to the date of this note and (ii) $0.061. Interest will be accrued and payable at the time of promissory note repayment. Financing fees on the note were $16,500. Derivative liability applied as discount on the note was $118,500 and is being accreted over the life of the note. During the nine months ended September 30, 2018, the Company issued 100,000,000 common shares with a fair value of $227,222 for the conversion of $53,530 of principal balance resulting in a loss on settlement of debt of $173,692.

As at September 30, 2018, the carrying value of the note was $81,470 (December 31, 2017 - $70,718) and the fair value of the derivative liability was $115,742 (December 31, 2017 - $205,563). During the nine months ended September 30, 2018, the Company accreted $64,282 (2017 - $27,740) of the debt discount to finance costs.

(i)	On August 17, 2017, the Company issued a convertible promissory note in the principal amount of $110,250. The note is unsecured, bears interest at 8% per annum, is due on August 16, 2018, and is convertible at 58% of to the lowest trading price during the previous ten trading days to the date of a conversion notice. Interest will be accrued and payable at the time of promissory note repayment. Deferred financing fees on the note were $5,250. The derivative liability applied as a discount on the note was $105,000 and is being accreted over the life of the note. During the nine months ended September 30, 2018, the Company issued 86,173,799 common shares with a fair value of $293,267 for the conversion of $121,240 of principal and interest resulting in a loss on settlement of debt of $172,027.

As at September 30, 2018, the carrying value of the note was $nil (December 31, 2017 - $44,661) and the fair value of the derivative liability was $nil (December 31, 2017 - $166,460). During the nine months ended September 30, 2018, the Company accreted $65,589 (2017 - $13,592) of the debt discount to finance costs.

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

As at September 30, 2018, the carrying value of the note was $nil (December 31, 2017 - $71,088) and the fair value of the derivative liability was $nil (December 31, 2017 - $100,000). During the nine months ended September 30, 2018, the Company accreted $35,912 (2017 - $14,188) of the debt discount to finance costs.

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

As at September 30, 2018, the carrying value of the note was $nil (December 31, 2017 - $41,066) and the fair value of the derivative liability was $nil (December 31, 2017 - $100,000). During the nine months ended September 30, 2018, the Company accreted $65,934 (2017 - $nil) of the debt discount to finance costs.

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

As at September 30, 2018, the carrying value of the note was $nil (December 31, 2017 - $12,357) and the fair value of the derivative liability was $nil (December 31, 2017 - $75,000). During the nine months ended September 30, 2018, the Company accreted $69,643 (2017 - $nil) of the debt discount to finance costs.

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

As at September 30, 2018, the carrying value of the note was $nil and the fair value of the derivative liability was $nil. During the nine months ended September 30, 2018, the Company accreted $49,258 of the debt discount to finance costs.

(n)	On January 19, 2018, the Company issued a convertible promissory note in the principal amount of $55,000. The note is unsecured, bears interest at 10% per annum, is due on January 19, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $55,000 and is being accreted over the life of the note. During the nine months ended September 30, 2018, the Company issued 141,515,438 common shares with a fair value of $146,839 to convert principal balance of $55,000 and accrued interest of $2,915 resulting in a loss on settlement of debt of $88,925.

As at September 30, 2018, the carrying value of the note was $nil and the fair value of the derivative liability was $nil. During the nine months ended September 30, 2018, the Company accreted $55,000 of the debt discount to finance costs.

(o)	On January 19, 2018, the Company issued a convertible promissory note in the principal amount of $50,000, as partial replacement for a convertible promissory note originally issued on June 5, 2017 in the amount of $110,000. Refer to Note 8(g). The note is unsecured, bears interest at 10% per annum, is due on January 19, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $50,000 and is being accreted over the life of the note. During the nine months ended September 30, 2018, the Company issued 57,244,977 common shares with a fair value of $137,143 to convert principal balance of $50,000 and accrued interest of $309 resulting in a loss on settlement of debt of $86,834.

During the nine months ended September 30, 2018, the Company accreted $50,000 of the debt discount to finance costs.

(p)	On February 2, 2018, the Company issued a convertible promissory note in the principal amount of $107,500. The note is unsecured, bears interest at 10% per annum, is due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lesser of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $107,500 and is being accreted over the life of the note.

On June 18, 2018, the principal balance of $107,500 and accrued interest of $4,005 was reassigned to another unrelated note holder. There were no material changes to the note upon reassignment. Refer to Note 8(aa).

As at September 30, 2018, the carrying value of the note was $nil and the fair value of the derivative liability was $nil. During the nine months ended September 30, 2018, the Company accreted $87,418 of the debt discount to finance costs.

(q)	On March 2, 2018, the Company issued a convertible promissory note in the principal amount of $128,000. The note is unsecured, bears interest at 10% per annum, is due on March 2, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $128,000 and is being accreted over the life of the note. During the nine months ended September 30, 2018, the Company issued 68,290,052 common shares with a fair value of $122,922 to convert principal balance of $25,000 and accrued interest of $1,292 resulting in a loss on settlement of debt of $96,630.

As at September 30, 2018, the carrying value of the note was $49,345 and the fair value of the derivative liability was $165,331. During the nine months ended September 30, 2018, the Company accreted $74,345 of the debt discount to finance costs.

(r)	On March 2, 2018, the Company issued a convertible promissory note in the principal amount of $25,000, as partial replacement for a convertible promissory note originally issued on June 5, 2017 in the amount of $110,000. Refer to Note 8(g). The note is unsecured, bears interest at 10% per annum, is due on March 2, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $25,000 and is being accreted over the life of the note. During the nine months ended September 30, 2018, the Company issued 45,518,437 common shares with a fair value of $131,335 for the conversion of $25,000 of principal and accrued interest of $35 resulting in a loss on settlement of debt of $106,300.

During the nine months ended September 30, 2018, the Company accreted $25,000 of the debt discount to finance costs.

(s)	On March 2, 2018, the Company issued a convertible promissory note in the principal amount of $111,808, as partial replacement for a convertible promissory note originally issued on September 6, 2017 in the amount of $107,000 plus accrued interest. Refer to Note 8(j). The note is unsecured, bears interest at 10% per annum, is due on March 2, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $25,000 and is being accreted over the life of the note. During the nine months ended September 30, 2018, the Company issued 95,672,556 common shares with a fair value of $314,588 for the conversion of $97,500 of principal and $1,246 of accrued interest resulting in a loss on settlement of debt of $215,941.

As at September 30, 2018, the carrying value of the note was $6,026 and the fair value of the derivative liability was $10,242. During the nine months ended September 30, 2018, the Company accreted $103,425 of the debt discount to finance costs.

(t)	On March 19, 2018, the Company issued a convertible promissory note in the principal amount of up to $900,000. The note is unsecured, bears interest at 12% per annum, is due 184 days upon receipt, and is convertible into common shares after 180 days from issuance date at a conversion price equal to the lessor of: (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

On March 19, 2018, the Company received $270,000 pursuant to the first tranche of the note, which is $300,000 in the principal amount, net of the original issuance discount of $30,000. The derivative liability applied as a discount on the note was $270,000 and is being accreted over the life of the note.

On August 31, 2018, the principal balance of $300,000 and accrued interest of $15,978 for the first tranche of the note was reassigned to another unrelated note holder. There were no material changes to the note upon reassignment. Refer to Note 8(ac).

As at September 30, 2018, the carrying value of the first tranche of the note was $nil and the fair value of the derivative liability was $nil. During the nine months ended September 30, 2018, the Company accreted $300,000 of the debt discount to finance costs.

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

On May 3, 2018, the Company received $146,500, net of $3,500 in legal fees, pursuant to the second tranche of the note, which is $166,667 in the principal amount, net of the original issuance discount of $16,667. The derivative liability applied as a discount on the note was $150,000 and is being accreted over the life of the note.

As at September 30, 2018, the carrying value of the second tranche of the note was $135,870 and the fair value of the derivative liability was $217,462. During the nine months ended September 30, 2018, the Company accreted $135,870 of the debt discount to finance costs.

On July 16, 2018, the Company received $125,000, net of $53,500 in legal and financing fees, pursuant to the third tranche of the agreement, which is $198,333 in the principal amount, net of the original issuance discount of $19,833. The derivative liability applied as a discount on the note was $125,000 and is being accreted over the life of the note.

As at September 30, 2018, the carrying value of the third tranche of the note was $81,920 and the fair value of the derivative liability was $283,835. During the nine months ended September 30, 2018, the Company accreted $81,920 of the debt discount to finance costs.

(u)	In January 2018, the Company issued a convertible promissory note in the principal amount of $15,000 as a commitment fee. The note is unsecured, non-interest bearing until default, is due on August 16, 2018, and is convertible into common shares at a conversion price equal to 75% of the average closing trading price during the previous five trading days prior to conversion date, with a minimum of $0.00005. On March 28, 2018, the Company issued 6,230,530 common shares with a fair value of $19,937 for the conversion of $10,000 of principal resulting in a loss on settlement of debt of $9,937.

As at September 30, 2018, the carrying value of the note was $5,000 and the fair value of the derivative liability was $1,020.

(v)	As at September 30, 2018, the Company owed a convertible promissory note in the principal amount of $nil ($nil CDN) (December 31, 2017 - $981,370 ($1,231,128 CDN)) and accrued interest of $nil ($nil CDN) (December 31, 2017 – $549,886 ($689,832 CDN)) recorded in accounts payable and accrued liabilities. The convertible promissory note is unsecured, bears interest at 17.2% per annum, is due on demand, and is convertible into Tags units at the average closing price of the 120 days period prior to conversion date. On August 27, 2018, pursuant to a debt exchange agreement, the Company issued 8 and 950,000 shares of Series B and Series E preferred shares, respectively, for the settlement of outstanding convertible loan and accrued interest. Refer to Note 11.

(w)	On May 8, 2018, the Company issued a convertible note in the principal amount of $51,500. The note is unsecured, bears interest at 10% per annum, and is due on May 8, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

As at September 30, 2018, the carrying value of the note was $27,056 and the fair value of the derivative liability was $58,133. During the nine months ended September 30, 2018, the Company accreted $27,056 of the debt discount to finance costs.

(x)	On May 28, 2018 the Company issued a convertible note in the principal amount of $180,000. The note is unsecured, bears interest at 10% per annum, and is due on May 8, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

As at September 30, 2018, the carrying value of the note was $81,522 and the fair value of the derivative liability was $207,578. During the nine months ended September 30, 2018, the Company accreted $81,522 of the debt discount to finance costs.

(y)	On May 22, 2018 the Company reassigned convertible note balances from another unrelated party in the principal amount of $177,643. Refer to Notes 8(k) and 8(l). The note is unsecured, bears interest at 10% per annum, became due and payable on June 18, 2018, and is convertible into common shares at a conversion price equal to the lessor of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. During the nine months ended September 30, 2018, the Company issued 212,565,661 common shares with a fair value of $373,582 for the conversion of $177,643 of principal and $878 of accrued interest resulting in a loss on settlement of debt of $195,061.

As at September 30, 2018, the carrying value of the note was $nil and the fair value of the derivative liability was $nil.

(z)	On June 1, 2018, the Company reassigned a convertible note from another unrelated party in the principal amount of $105,000; $58,167 in assigned principal and accrued interest and a finance fee of $46,833 Refer to Note 8(e). The note is unsecured, bears interest at 12% per annum, was due on October 18, 2017, and is convertible into common shares at a conversion price equal to the lessor of (i) 60% multiplied by the lowest trading price (representing a discount rate of 40%) during the previous twenty-five trading day period ending on the latest complete trading day prior to the date of the note; and (ii) the variable conversion price which means 50% multiplied by the lowest trading price (representing a discount rate of 50%) during the previous twenty five trading day period ending on the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. During the nine months ended September 30, 2018, the Company issued 244,916,967 common shares with a fair value of $301,517 for the conversion of $105,000 of principal and $1,606 of accrued interest resulting in a loss on settlement of debt of $194,911.

As at September 30, 2018, the carrying value of the note was $nil and the fair value of the derivative liability was $nil.

(aa)	On June 18, 2018, the Company reassigned convertible note balances from another unrelated party in the principal amount of $168,721. Refer to Note 8(m) and 8(p). The note is unsecured, bears interest at 10% per annum, which is due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lesser of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The remaining derivative liability applied as a discount on the reassigned note was $25,824 and is being accreted over the remaining life of the note.

As at September 30, 2018, the carrying value of the note was $140,401 and the fair value of the derivative liability was $73,240. During the nine months ended September 30, 2018, the Company accreted $162,500 of the debt discount to finance costs.

(ab)	On August 31, 2018, the Company issued a convertible promissory note in the principal amount of $226,000. The note is unsecured, bears interest at 12% per annum, is due on August 31, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Deferred financing fees and original issuance discount on the note were $26,000. The derivative liability applied as a discount on the note was $200,000 and is being accreted over the life of the note.

As at September 30, 2018, the carrying value of the note was $18,575 and the fair value of the derivative liability was $452,862. During the nine months ended September 30, 2018, the Company accreted $18,575 of the debt discount to finance costs.

(ac)	On August 31, 2018, the Company reassigned the first tranche of a convertible note balance from another unrelated party in the principal amount of $315,978. Refer to Note 8(t). The first tranche of the note is unsecured, bears interest at 12% per annum, which is due on demand, and is convertible into common shares at a conversion price equal to the lessor of: (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The deferred financing fees and derivative liability applied as discounts on the reassigned note were fully amortized at the time of the transfer.

As at September 30, 2018, the carrying value of the note was $315,978 and the fair value of the derivative liability was $437,722.

Note 9 – DERIVATIVE LIABILITIES

The Company records the fair value of the of the conversion price of the convertible loans payable disclosed in Note 8 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the nine-month period ended September 30, 2018, the Company recorded a gain on the change in fair value of derivative liability of $277,205 (September 30, 2017 – $42,550 loss). As at September 30, 2018 and December 31, 2017, the Company recorded derivative liability of $2,916,607 and $1,676,155, respectively.

The following inputs and assumptions were used to value the derivative liabilities outstanding during the period and year ended September 30, 2018 and December 31, 2017 respectively, assuming no dividend yield:

	2018	2017
Expected volatility	180 - 379%	96 - 533%
Risk free interest rate	1.19 - 2.59%	0.11 - 1.76%
Expected life (in years)	0.1 - 1.0	0.1 - 1.0

A summary of the activity of the derivative liabilities is shown below:

$
Balance, December 31, 2017	1,676,155
Derivative loss due to new issuances	1,517,657
Mark-to-market adjustment	(277,205)
Balance, September 30, 2018	2,916,607

Note 10 – MEZZANINE EQUITY

Authorized

150,000,000 shares of undesignated preferred stock of DSG TAG authorized, each having a par value of $0.001 per share.

5,000,000, 1,000,000 and 5,000,000 shares of redeemable Series C, D and E preferred shares, respectively, authorized, each having a par value of $0.001 per share.

Mezzanine equity transactions

DSG TAG designated 5,000,000 shares as Series A Convertible Preferred Stock (“DSG TAG Series A Shares”) and on October 24, 2014 issued 4,309,384 DSG TAG Series A Shares to a company controlled by a director of DSG TAG for conversion of its debt of $5,386,731. The DSG TAG Series A Shares have no general voting rights and carry a 5% per annum interest rate. DSG TAG Series A Shares that are converted to common shares are entitled to the same voting rights as other common shareholders. The DSG TAG Series A Shares are subject to a redemption obligation at $1.25 per common share pursuant to the following terms:

●	On or before August 1, 2016, the Company must complete a financing for gross proceeds of at least $2,500,000 and use at least $1,125,000 to redeem a minimum of 900,000 DSG TAG Series A Shares;

●	On or before September 1, 2016, the Company must complete an additional financing for gross proceeds of at least $2,500,000 and use at least $1,125,000 to redeem a minimum of 900,000 additional DSG TAG Series A Shares; and

●	On or before October 1, 2016, the Company must complete an additional financing for gross proceeds of at least $5,000,000 and use at least $3,140,000 to redeem the remaining 2,509,384 DSG TAG Series A Shares.

During the year ended December 31, 2015, 80,000 DSG TAG Series A Shares with a value of $100,000 were purchased by an unrelated third-party and exchanged for 80,000 shares of common stock of the Company. The DSG TAG Series A Shares were not exchanged for securities of DSG Global, Inc. as part of the Share Exchange Agreement.

The DSG TAG Series A Shares are recorded in the consolidated financial statements as Mezzanine Equity.

On August 27, 2018, pursuant to a debt exchange agreement, the Company exchanged all 4,229,384 issued and outstanding DSG TAG Series A Shares with a fair value of $5,873,481 ($7,627,303 CDN) for 51 shares of Series B and 3,000,000 shares of Series E preferred shares, respectively. The Series B preferred shares are classified as permanent equity. Refer to Note 11.

During the nine months ended September 30, 2018, pursuant to a series of debt exchange agreements, the Company issued an aggregate of 148,706 shares of Series D preferred shares for the settlement of outstanding accounts payable with a fair value of $91,944.

During the nine months ended September 30, 2018, pursuant to a series of debt exchange agreements, the Company issued an aggregate of 81 shares of Series B and 1,649,908 shares of Series E preferred shares, respectively, for the settlement of outstanding convertible loans. The Series B preferred shares are classified as permanent equity. Refer to Note 11.

Note 11 – PREFERRED STOCK

Authorized

On August 27, 2018, the Company amended its Articles of Incorporation to authorize and designate Series A through Series E preferred shares for the collective issuance of up to 14,010,000 shares having a par value of $0.001 per share. The preferred shares are designated as: 3,000,000 Series A preferred shares, 10,000 Series B convertible preferred shares, 5,000,000 Series C convertible preferred shares, 1,000,000 Series D convertible preferred shares and 5,000,000 Series E convertible preferred shares. The Series C, D and E preferred shares are mandatorily redeemable upon a major transaction which includes a change in control. As a result, they are classified as mezzanine equity. Refer to Note 10.

Equity Transactions

During the nine months ended September 30, 2018 the Company issued an aggregate of:

●	81 and 1,649,908 shares of Series B and Series E preferred shares, respectively, for the settlement of outstanding convertible loans with a fair value of $5,609,757 ($7,284,831 CDN). The Company recorded a loss on extinguishment of debt of $3,908,614 in connection with the settlement. The Series E preferred shares are classified as mezzanine equity. Refer to Note 10.

●	51 and 3,000,000 shares of Series B and Series E preferred shares, respectively, for the settlement all 4,229,384 issued and outstanding DSG TAG Series A Shares with a fair value of $5,873,481 ($7,627,303 CDN). The Series E preferred shares are classified as mezzanine equity. Refer to Note 10.

Note 12 – COMMON STOCK

Authorized

On August 27, 2018, the Company amended its Articles of Incorporation to increase the shares of common stock authorized from 2,000,000,000 to 3,000,000,000.

Equity Transactions

During the nine months ended September 30, 2018 the Company issued an aggregate of:

●	1,753,707,364 shares of common stock with a fair value of $3,907,182 upon the conversion of $1,157,011 of convertible debentures and accrued interest, as noted in Note 8. The Company recorded a loss on extinguishment of debt of $2,750,171 in connection with the conversions.

●	750,000 shares of common stock, with a fair value of $2,250, in connection with a 5% commission granted on referral of sales totaling $45,000.

●	50,000,000 shares of common stock for cash proceeds of $81,659.

Note 13 – RELATED PARTY TRANSACTIONS

As at September 30, 2018, the Company owed $119,692 ($154,952 CDN) (December 31, 2017 - $205,963 ($258,381 CDN)) to the President, CEO, and CFO of the Company for management fees, which has been recorded in accounts payable and accrued liabilities. The amounts owed and owing are unsecured, non-interest bearing, and due on demand. During the nine months ended September 30, 2018 the Company incurred $150,000 in management fees to the President, CEO, and CFO of the Company.As at September 30, 2018, the Company owed $13,480 ($17,450 CDN) (December 31, 2017 - $22,280 ($27,950 CDN)) to a company controlled by the son of the President, CEO, and CFO of the Company. The balance owing has been recorded in accounts payable and accrued liabilities. The amount owing is unsecured, non-interest bearing, and due on demand.

Note 14 – COMMITMENTS

Lease Obligations

On June 1, 2018, the Company signed a two year operating lease agreement expiring on May 31, 2020 with the right to renew for an additional two year term if written notice is provided within 120 days prior to the expiration of the current term. The annual rent for the premises in Canada is approximately $46,552 CDN and commenced on July 1, 2018.

Product Warranties

The Company’s product warranty costs are part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for a period of one year. As of September 30, 2018, the Company has reserved $137,265 (December 31, 2017 - $165,523) for future warranty costs. The Company’s past experience with warranty related costs was used as a basis for the reserve. During the nine months ended September 30, 2018, the Company recorded warranty expense of $48,452 (2017 - $25,716).

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Nine months ended	Year ended
	September 30, 2018	December 31, 2017
Opening balance	$165,523	$111,715
Accruals for product warranties issued in the period	20,194	99,699
Adjustments to liabilities for pre-existing warranties	(48,452)	(45,891)
Ending liability	$137,265	$165,523

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

Note 15 – CONTINGENCIES

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

Note 16 – REVISION OF PRIOR YEAR FINANCIAL STATEMENTS

While preparing the interim condensed consolidated financial statements for the period ending March 31, 2018, the Company noted that there was a revision of the fair value of the derivative liabilities and during the period ended June 30, 2018, determined that no non-controlling interest exists. Accordingly, the Company has revised its consolidated financial statements as at and for the year ended December 31, 2017 to reflect the change in fair value of derivative liabilities and retained earnings during the period and the fair value of the derivative liabilities and retained earnings as at December 31, 2017. This revision resulted in an increase to deficit of $1,819,564, an increase to net loss of $484,759, and an increase to comprehensive loss of $720,424 and an increase to net loss per share of $0.01. There was no impact on the consolidated statement of cash flows. In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company has determined that the impact of adjustments relating to the correction of this accounting error was derived from an estimate, has no impact on compliance with regulatory requirements or loan covenants, and has no impact on the Company’s cash flows. Accordingly, these changes are disclosed herein and have been disclosed prospectively.

The impact of the revision as at December 31, 2017 and for the year then ended is summarized below:

Consolidated Balance Sheet

	As at December 31, 2017
	As reported $	Adjustment $	As restated $

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Derivative liabilities	1,191,396	484,759	1,676,155
Total Current Liabilities	8,061,842	484,759	8,546,601
Total Liabilities	8,061,842	484,759	8,546,601
Stockholders’ Equity
Deficit	(30,409,853)	(1,819,564)	(32,229,417)
Noncontrolling interest	(1,334,805)	1,334,805	-
Total Stockholders’ Deficit	(13,257,858)	(484,759)	(13,742,617)

Consolidated Statement of Operations and Comprehensive Loss

	Year ended December 31, 2017
	As reported $	Adjustment $	As restated $

Other income (expense)
Change in fair value of derivative liabilities	(340,227)	(484,759)	(824,986)
Total other income (expense)	(1,987,202)	(484,759)	(2,471,961)
Net loss for the year	(3,632,072)	(484,759)	(4,116,831)
Net loss attributed to non-controlling interest	235,665	(235,665)	-
Comprehensive loss	(3,819,809)	(720,424)	(4,540,233)

Consolidated Statement of Stockholders’ Equity

	Year ended December 31, 2017
	As reported $	Adjustment $	As restated $
Deficit	(30,409,853)	(1,819,564)	(32,229,417)
Non-controlling interest	(1,334,805)	1,334,805	-
Stockholders’ Deficit	(13,257,858)	(484,759)	(13,742,617)

Consolidated Statement of Cash Flows

	Year ended December 31, 2017
	As reported $	Adjustment $	As restated $

Operating activities
Net loss	(3,632,072)	(484,759)	(4,116,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(340,227)	(484,759)	(824,986)

Note 17 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30, 2018	September 30, 2017

Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$-	$24,080

Non-cash investing and financing transactions:
Convertible debenture issued for financing fees	$15,000	$-
Shares issued for convertible loans payable	$3,853,296	$346,544
Preferred shares issued in exchange for mezzanine preferred shares and accrued interest	$1,751,740	$-
Preferred shares issued in exchange for convertible debt and accrued interest	$3,120,992	$-
Mezzanine preferred shares issued in exchange for mezzanine preferred shares and accrued interest	$4,121,741	$-
Mezzanine preferred shares issued in exchange for convertible debt and accrued interest	$2,488,765	$-
Preferred shares issued for accounts payable	$91,944	$-
Shares issued for convertible related party payable	$-	$20,252
Returnable shares issued for commitment fee	$-	$198,000

Note 18 – SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company issued:

●	327,233,459 shares of common stock to settle outstanding convertible debentures.

●	95,000,000 shares of common stock for services.

●	173,712,000 shares of common stock to settle outstanding debt.

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

Following the initial closing of the share exchange agreement and through October 22, 2015, we acquired an additional 101,200 shares of common stock of DSG TAG Systems from shareholders who became parties to the share exchange agreement and issued to these shareholders an aggregate of 18,422 shares of our common stock. Following completion of these additional purchases, DSG Global owns approximately 100% of the issued and outstanding shares of common stock of DSG TAG Systems. On August 27, 2018, an aggregate of 4,229,384 issued and outstanding shares of Series A Convertible Preferred Stock of DSG TAG Systems, Inc. previously held by Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a former member of our board of directors, were exchanged for 51 and 3,000,000 shares of Series B and Series E preferred shares of DSG Global, Inc., respectively.

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

●	Hardware purchases. Our equipment purchases consist primarily of TAG system control units, TEXT display, and TOUCH display tablets. The TAG system control unit is sold as a stand-alone unit or in conjunction with our TEXT alphanumeric display or TOUCH high definition “touch activated” display. Hardware purchases also include costs of components used during installations, such as cables, mounting solutions, and other miscellaneous equipment.

●	Wireless data fees. Our wireless data fees consist primarily of the data fees charged by outside providers of GPS tracking used in all of our TAG system control units.

●	Mapping. Our mapping costs consist of aerial mapping, course map, geofencing, and 3D flyovers for golf courses. This cost is incurred at the time of hardware installation.

●	Installation. Our installation costs consist primarily of costs incurred by our employed service technicians for the cost of travel, meals, and miscellaneous components required during installations. In addition, these costs also include fees paid to external contractors for installations on a project by project basis.

●	Freight expenses and Inventory adjustments. Our freight expenses consist primarily of costs to ship hardware to courses for installations. Our inventory adjustments include inventory write offs, write downs, and other adjustments to the cost of inventory.

●	Operating Expenses & Other Income (Expenses) We classify our operating expenses and other income (expenses) into nine categories: compensation, research and development, general and administrative, warranty, foreign currency exchange, and finance costs. Our operating expenses consist primarily of sales and marketing, salaries and wages, consulting fees, professional fees, trade shows, software development, and allocated costs. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses. Our other income (expenses) primarily consists of financing costs and foreign exchange gains or losses.

●	Compensation expense. Our compensation expenses consist primarily of personnel costs, such as employee salaries, payroll expenses, and employee benefits. This includes salaries for management, administration, engineering, sales and marketing, and service support technicians. Salaries and wages directly related to projects or research and development are expensed as incurred to their operating expense category.

●	Research and development. Our research and development expenses consist primarily of personnel costs and professional services associated with the ongoing development and maintenance of our technology.

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

Results of Operations

The following table summarizes key items of comparison and their related increase (decrease) for the three and nine month periods September 30, 2018 and 2017:

	Three Months ended		Increase (Decrease)	Nine months ended		Increase (Decrease)
	30-Sept-18	30-Sept-17	2018 – 2017	30-Sept-18	30-Sept-17	2018 – 2017
	($)	($)	(%)	($)	($)	(%)
Revenues	$708,963	303,151	133.9%	$1,056,905	$975,623	8.3%
Cost of revenue	26,091	121,072	-78.5%	123,972	326,517	-62.0%
Gross profit	682,872	182,079	-275.0%	932,933	649,106	43.7%

Operating expenses:
Compensation expense	181,737	151,383	20.1%	599,539	571,778	4.9%
General and administrative expense	341,481	299,488	14.0%	974,974	1,217,183	-19.9%
Warranty expense	2,179	18,354	-88.1%	48,452	25,716	88.4%
Bad debt	39,163	21,670	80.7%	70,155	67,047	4.6%
Depreciation and amortization expense	3,427	8,668	-60.5%	12,341	24,178	-49.0%
Total operating expenses	567,987	499,563	13.7%	1,705,461	1,905,902	-10.5%
Income (loss) from operations	114,885	(317,484)	-136.2%	(772,528)	(1,256,796)	-38.5%

Other income (expense):
Foreign currency exchange gain	234,109	297,333	-21.3%	83,897	458,279	-81.7%
Other (expenses) income	-	(465)	-100.0%	-	(5,884)	-100.0%
Change in fair value of derivative liabilities	(120,312)	(134,220)	-10.4%	277,205	(42,550)	-751.5%
Loss on extinguishment of debt	(4,494,554)	-	100.0%	(6,658,785)	-	100.0%
Finance costs	(728,840)	(439,467)	65.8%	(2,245,908)	(1,109,185)	102.5%
Total other expense	(5,109,597)	(276,819)	1745.8%	(8,543,591)	(699,340)	1121.7%

Provision for income taxes expense (benefit)	-	-	-%	-	-	-%
Net loss	(4,994,712)	(594,303)	740.4%	(9,316,119)	(1,956,136)	376.3%

We recognized a net loss of $4,994,712 for the three-month period ended September 30, 2018, which was $4,400,409 or 740.4% more than the net loss of $594,303 for the three-month period ended September 30, 2017. The primary reasons are attributable to the $4,494,554 loss on extinguishment of debt recorded in the current period relating to the conversion and settlement of convertible debt and $728,840 finance costs on outstanding debt.

We recognized a net loss of $9,316,119 for the nine-month period ended September 30, 2018, which was $7,359,983 or 376.3% more than the net loss of $1,956,136 for the nine-month period ended September 30, 2017. The primary reasons are attributable to the $6,658,785 loss on extinguishment of debt recorded in the current period relating to the conversion and settlement of convertible debt and $2,245,908 finance costs on outstanding debt.

Comparison of the three and nine months ended September 30, 2018 and 2017:

Revenue

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change

Revenue	$708,963	$303,151	133.9	$1,056,905	975,623	8.3

Revenue increased by $405,812 or 133.9%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Revenue increased by $81,282 or 8.3% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Sales increased as the result of aggressive marketing and installation of the new infinity suite of products.

Cost of Revenue

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change

Cost of revenue	$26,091	$121,072	(78.5)	$123,972	$326,517	(62.0)

Cost of revenue decreased by $26,091, or 78.5%, for the three months ended September 30, 2018 as compared to the three months September 30, 2017. The table below outlines the differences in detail:

	For the Three Months Ended
	September 30, 2018	September 30, 2017	Difference	% Difference
Cost of Goods	$13,133	$28,400	$(15,267)	(53.8)
Mapping & Freight Costs	2,892	6,626	(3,734)	(56.4)
Wireless Fees	10,066	85,730	(75,664)	(88.3)
Other	-	316	(316)	(100.0)
	$26,091	$121,072	$(94,981)	(78.5)

For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, the overall decrease was due to manufacturing and supply efficiencies and better negotiated rates with suppliers, specifically the Company’s wireless carrier.

Cost of revenue decreased by $202,545, or 62.0%, for the nine months ended September 30, 2018 as compared to the nine months September 30, 2017. The table below outlines the differences in detail:

	For the Nine Months Ended
	September 30, 2018	September 30, 2017	Difference	% Difference
Cost of Goods	$77,703	$88,429	$(10,726)	(12.1)
Mapping & Freight Costs	8,030	17,188	(9,158)	(53.3)
Wireless Fees	38,239	218,923	(180,684)	(82.5)
Other	-	1,977	(1,977)	(100.0)
	$123,972	$326,517	$(202,545)	(62.0)

For the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, the overall decrease was due to manufacturing and supply efficiencies and better negotiated rates with suppliers, specifically the Company’s wireless carrier.

Compensation Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change

Compensation Expense	$181,737	$151,383	20.1	$599,539	$571,778	4.9

Compensation expense increased by $30,352, or 20.1%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Compensation expense increased by $27,761 or 4.9% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in compensation expense was due to more employees in the period.

General and Administration Expense

General & administration expense increased by $41,993 or 14.0% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The table below outlines the differences in detail:

	For the Three Months Ended
	September 30, 2018	September 30, 2017	Difference	% Difference
Accounting & Legal	$107,725	$59,169	$48,556	82.1
Marketing & Advertising	13,301	32,023	(18,722)	(58.5)
Subcontractor & Commissions	109,053	155,285	(46,232)	(29.8)
Hardware	10,660	5,599	5,061	90.4
Office Expense, Rent, Software, Bank & Credit Card Charges, Telephone, Travel, & Meals	100,742	47,412	53,330	112.5
	$341,481	$299,488	$41,993	14.0

For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, the overall increase in expenses is primary related to increases in office expense, rent, software, bank & credit card charges, telephone, travel, & meals of $53,330 or 112.5% due to additional shipping and travel fees incurred during the period. Accounting and legal increase by $48.556 or 82.1% due to additional legal fees incurred pursuant to new debt agreements. These increases were partially offset by decrease in subcontractors and commissions of $46,232 or 29.8% due to hiring fewer contract workers.

General & administration expense decreased by $242,209 or 19.9% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The table below outlines the differences in detail:

	For the Nine Months Ended
	September 30, 2018	September 30, 2017	Difference	% Difference
Accounting & Legal	$252,395	$85,096	$167,299	196.6
Marketing & Advertising	33,519	630,875	(597,356)	(94.7)
Subcontractor & Commissions	230,215	237,121	(6,906)	(2.9)
Hardware	47,900	6,845	41,055	599.8
Office Expense, Rent, Software, Bank & Credit Card Charges, Telephone, Travel, & Meals	410,945	257,246	153,699	59.7
	$974,974	$1,217,183	$(242,209)	(19.9)

For the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, the overall decrease in expenses is primary related to decreases in marketing expenses of $597,356 or 94.7% due to shares issued as compensation for marketing services in the prior year which were not issued in the current year. This decrease was partially offset by increases in accounting and legal of $167,299 or 196.6% due to additional legal fees incurred pursuant to new debt agreements. Office expense, rent, software, bank & credit card charges, telephone, travel, & meals increased by $153,699 or 59.7% due to additional shipping and travel fees incurred during the period.

Warranty Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change

Warranty Expense	$2,179	$18,354	(88.1)	$48,452	$25,716	88.4

Warranty expense decreased by $16,175, or 88.1% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Warranty expense increased by $22,736 or 88.4% for the nine month period ended September 30, 2018 as compared to the nine month period ended September 30, 2017. Warranty expense for the year to date increased primarily due to the replacement of cables and batteries for multiple clients of which are expected to last for several years.

As of September 30, 2018, our balance sheet included a reserve of $137,265 for future warranty costs (September 30, 2017 - $122,120).

Foreign Currency Exchange

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change

Foreign currency exchange (gain) loss	$(234,109)	$(297,333)	(21.3)	$(83,897)	$(458,279)	(81.7)

For the three months ended September 30, 2018, we recognized a $234,109 gain in foreign currency transaction as compared to $297,333 gain in foreign currency transaction for the three months ended September 30, 2017. The decrease in gain was primarily exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

For the nine months ended September 30, 2018, we recognized a $83,897 gain in foreign currency transaction as compared to $458,279 gain in foreign currency transaction for the nine months ended September 30, 2017. The decrease in gain was primarily due to exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

Derivative Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change

Unrealized (gain) loss on derivative	$120,312	$134,220	(10.4)	$(277,205)	$42,550	(751.5)

Derivative loss decreased by $13,908 or 10.4%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due to the change in fair value as of September 30, 2017 triggering of unrealized gains on derivative instruments in the current quarter ending on convertible notes payable. The change in fair value was impacted heavily due to the volatility in the Company’s stock price.

Derivative loss decreased by $319,755 to a gain of $277,205 or 751.5%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to the change in fair value as of September 30, 2017 triggering of unrealized gains on derivative instruments in the current quarter ending on convertible notes payable. The change in fair value was impacted heavily due to the volatility in the Company’s stock price.

Finance Costs

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change

Finance costs	$728,840	$439,467	65.8	$2,245,908	$1,109,185	102.5

Finance costs increased by $289,373 or 65.8%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Finance costs increased by $1,136,723 or 102.5% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Significant finance costs were incurred in relation to the restructuring work, which resulted in additional accretion and extinguishment of debt costs.

Net Loss

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change

Net loss	$(4,994,712)	$(594,303)	740.4	$(9,316,119)	$(1,956,136)	376.3

As a result of the above factors, net loss increased by $4,400,409 or 740.4% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The overall increase was primarily due to the $5,109,597 in other expenses inclusive of losses on extinguishment of debt of $4,494,554 and finance costs of $728,840. This was partially offset by a foreign currency gain of $234,109.

As a result of the above factors, net loss increased by $7,359,983 or 376.3% for the nine month period ended September 30, 2018 as compared to the nine months ended September 30, 2017. The overall increase was primarily due to the $8,543,591 in other expenses inclusive of losses on extinguishment of debt of $6,658,785 and finance costs of $2,245,908. This was partially offset by a gain on change in derivative instruments of $277,205 and foreign currency gain of $83,897.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through September 30, 2018, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At September 30, 2018, we had $9,690,238 in outstanding liabilities, which all matures within the next twelve months.

We had cash in the amount of $55,166 as of September 30, 2018, as compared to $5,488 as of December 31, 2017. We had a working capital deficit of $7,207,275 as of September 30, 2018 compared to working capital deficit of $8,487,059 as of December 31, 2017.

Liquidity and Financial Condition

Our financial position as of September 30, 2018 and December 31, 2017, and the changes for the periods then ended are as follows:

Working Capital

	At September 30, 2018	At December 31, 2017
Current Assets	$700,502	$59,542
Current Liabilities	$7,907,777	$8,546,601
Working Capital	$(7,207,275)	$(8,487,059)

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	September 30,
	2018	2017

Net cash (used in) provided by operating activities	$(1,124,073)	$(344,342)
Net cash (used in) provided by investing activities	(2,670)	-
Net cash provided by financing activities	1,328,659	766,434
Net (decrease) increase in cash	201,916	422,092
Effect of exchange rate changes on cash and cash equivalents	(152,238)	(413,124)
Cash at beginning of period	5,488	-
Cash at end of period	$55,166	$8,968

Net Cash (Used in) Provided by Operating Activities. During the nine months ended September 30, 2018, cash used in operations totaled $1,124,073. This reflects the net loss of $9,316,119 less amounts provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital and adjustments for non-cash items was primarily impacted by adjustments from fair valuing derivative liabilities of $277,205, a loss on extinguishment of debt of $6,658,785, and accretion of discounts on convertible debt totaling $1,416,573.

Net Cash (Used in) Provided by Investing Activities. Investing activities reduced cash by $2,670 in the nine months ended September 30, 2018, related to the purchase of property, plant and equipment and intangible assets, and decreased cash by $nil for the nine months ended September 30, 2017.

Net Cash (Used in) Provided by Financing Activities. Net cash from financing activities during the nine months ended September 30, 2018 totaled $1,328,659, primarily from various note and loan facilities entered during the period and from proceeds for the issuance of shares. Net cash provided by financing activities during the nine months ended September 30, 2017 was $766,434 from various note and loan facilities entered during the period and from proceeds for the issuance of shares.

Outstanding Indebtedness

Our current indebtedness as of September 30, 2018 is comprised of the following. For loans that have expired terms, we are in talks with the lenders to extend them. The Company must increase revenue or raise more equity capital to meet the payment obligations.

Our current indebtedness as of September 30, 2018 is comprised of the following:

●	Unsecured loan payable in the amount of $193,125 bearing interest at 15% per annum and due on demand;

●	Unsecured loan payable in the amount of $317,500 bearing interest at 18% per annum;

●	Unsecured note payable in the amount of $47,244, bearing interest at 36% per annum, matured and in default;

●	Unsecured loan payable in the amount of $250,000, bearing interest at 10% per annum, with a minimum interest amount of $25,000, mature and in default;

●	Unsecured loan payable in the amount of $250,000, bearing interest at 10% per annum, is due on demand, and convertible into common shares at $1.75 per share;

●	Unsecured, convertible note payable to related party in the amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable in the amount of $245,889 interest 8% per annum. Repayable in cash or common shares at the lower of (i) twelve cents ($0.12) and (ii) the closing sales price of the Common Stock on the date of conversion;

●	Unsecured, convertible note payable in the amount of $81,470 interest 10% per annum. Matures on July 17, 2018. Principal is repayable in cash or common shares at the lower of (i) nine cents ($0.06) (ii) 55% of the lowest trading price during the 20 Trading Days immediately preceding the date of conversion;

●	Unsecured, convertible promissory note in the principal amount of up to $900,000, bears interest at 12% per annum, is convertible into common shares after 180 days from issuance date at a conversion price equal to the lessor of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. As at September 30, 2018, the Company has received $665,000 from the note. $300,000 was due on September 19, 2018 and was assigned to another lender along with accrued interest on August 31, 2018. $166,667 is due on November 3, 2018 and $198,333 is due on November 3, 2018. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured, convertible note payable in the amount of $14,408, bears interest 10% per annum and matures on March 2, 2019. Principal is repayable in cash or common shares at the lower of (i) three cents ($0.03) and (ii) lowest Trading Price during the previous twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date;

●	Unsecured, convertible promissory note in the principal amount of $103,000, bears interest at 10% per annum, is due on March 2, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured, convertible note payable in the principal amount of $51,500, bears interest at 10% per annum, is due on February 8, 2019, and is convertible into common shares at a conversion price equal to the lower of (i) 32% discount off of the lowest intra-day trading price during previous (10) trading days immediately preceding a conversion date;

●	Unsecured, convertible note payable in the principal amount of $180,000, bears interest at 10% per annum, is due on February 28, 2019, and is convertible into common shares at a conversion price equal to the lower of (i) 32% discount off of the lowest intra-day trading price during previous (15) trading days immediately preceding a conversion date;

●	Unsecured, convertible note payable in the principal amount of $140,401, bears interest 10% per annum, is due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lower of (i) lowest trading price during previous (25) trading days prior to the date of note or (ii) lowest trading price during previous (25) trading days prior to the date of conversion;

●	Unsecured, convertible promissory note in the principal amount of $226,000, bears interest at 12% per annum, is due on August 31, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured loan payable in the amount of $88,065 matured and in default; and

●	Unsecured, convertible note payable in the principal amount of $315,878, bears interest 12% per annum, is due on demand, and is convertible into common shares at a conversion price equal to the lower of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date.

Preferred Stock Redemption Obligations

Westergaard Holdings Ltd. (“Westergaard”), an affiliate of Keith Westergaard, a former member of our board of directors, owns 4,229,384 shares (the “Series A Shares”) of Series A Convertible Preferred Stock of DSG TAG Systems. Pursuant to a Subscription / Debt Settlement Agreement dated September 26, 2014 between DSG TAG Systems and Westergaard, as amended on April 29, 2016, DSG TAG Systems has agreed that DSG Global, Inc. will complete financings for gross proceeds of at least $10 million and use a portion of the proceeds to redeem all of the Series A Shares at a price of $1.25 per share, as follows:

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

As described in Note 10 above, on August 27, 2018, pursuant to a debt exchange agreement, the Company exchanged all 4,229,384 issued and outstanding DSG TAG Series A Shares with a fair value of $5,873,481 ($7,627,303 CDN), 51 and 3,000,000 shares of Series B and Series E preferred shares, respectively.

Related party transactions

As at September 30, 2018, we owed $119,692 ($154,952 CDN) (December 31, 2017 - $205,963 ($258,381 CDN)) to our President, CEO, and CFO for management fees, which has been recorded in accounts payable and accrued liabilities. The amounts owed, and owing are unsecured, non-interest bearing, and due on demand. During the nine months ended September 30, 2018 the Company paid or accrued $150,000 ($194,175 CDN) in management fees to the President, CEO, and CFO of the Company.

As at September 30, 2018, we owed $13,480 ($17,450 CDN) (December 31, 2017 - $4,273 ($27,950 CDN)) to a Company controlled by the son of our President, CEO, and CFO. The balance owing has been recorded in accounts payable and accrued liabilities. The amount owing is unsecured, non-interest bearing, and due on demand.

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period to be as follows:

Estimated Expenses for the Twelve-Month Period ending September 30, 2019
Management compensation	$500,000
Professional fees	$150,000
General and administrative	$1,900,000
Total	$2,550,000

During the nine months ended September 30, 2018, cash used in operations totaled $1,276,311. The relatively low level of cash used compared to our estimated working capital needs in the future was the result of an accumulation of vendor payables, customer receivables, and an increasing loan payable balance. We need to reduce the current level of payables in the near future to keep a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $2,550,000 that we require for the next 12 months, we had $55,166 in cash as of September 30, 2018, and a working capital deficit of $7,207,275. Our principal sources of liquidity are cash generated from product sales and debt financings. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based upon this assessment, we determined that as of the end of period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were not effective because there exist material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of September 30, 2018, who communicated the matters to our management and board of directors. Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our financial results. However, the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our financial statements for future years.

Saturna Group Chartered Professional Accountants LLP, our independent auditors, were not required to and have not attested to the design and effectiveness of our internal controls.

Management’s Remediation Initiatives

Although we are unable to meet the standards under COSO because of the limited funds available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 4, 2015, a lawsuit was commenced against DSG TAG Systems Inc. (“DSG TAG”) in the Supreme Court of British Columbia, captioned Amanda McGuire v. DSG TAG Systems Inc., No. S-154634, Vancouver Registry. The plaintiff alleged that a promissory note in the principal amount of $100,000 CDN issued by DSG TAG was not converted into common shares of DSG TAG, and the plaintiff seeks repayment of indebtedness in the amount of $100,000 CDN plus interest and costs. An agreement was reached on August 13, 2015 between DSG TAG and the plaintiff, pursuant to which DSG TAG agreed to pay the plaintiff $119,700 CDN in monthly installations of $17,100 CDN, the first payment commencing on October 1, 2015, and the plaintiff agreed to exchange 101,200 shares of common stock of DSG TAG for 18,422 shares of common stock of DSG Global, which occurred on October 22, 2015.

On December 3, 2015, a second action lawsuit was commenced against DSG TAG. in the Supreme Court of British Columbia, captioned Amanda McGuire v. DSG TAG Systems and DSG Global Inc., No. S-1510050, Vancouver Registry. The plaintiff filed a claim for default on the settlement agreement entered in on August 13, 2015 due to non-payment. On February 20, 2016, a new agreement was reached between DSG TAG and the plaintiff, pursuant to which DSG TAG agreed to pay the plaintiff $86,780 CDN in monthly installations of $5,423.75 CDN over a period of nineteen consecutive months, the first payment commencing April 20, 2016.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent to September 30, 2018, the Company issued:

●	327,233,459 shares of common stock to settle outstanding convertible debentures.

●	95,000,000 shares of common stock for services.

●	173,712,000 shares of common stock to settle outstanding debt.

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

Date: December 18, 2018	DSG Global Inc.
(Registrant)

	By:	/s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

