Form 10-Q/A
period 2018-09-30
DSG Global Inc.
filed 2018-12-28
CIK 1413909

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 of DSG Global, Inc. (the “Company”) filed with the Securities and Exchange Commission on December 18, 2018 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

Date: December 19, 2018	DSG Global Inc.
(Registrant)

	By:	/s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)