Form 10-K
period 2018-12-31
DSG Global Inc.
filed 2019-05-28
CIK 1413909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission file number 000-53988

DSG GLOBAL INC.

(Exact Name of Registrant as Specified in Its charter)

Nevada	26-1134956
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

312 – 2630 Croydon Drive

Surrey, British Columbia, V3Z 6T3, Canada

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of December 31, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,019,974 based on the closing price on that date. As of May 23, 2019, the registrant had 690,403 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2018, the last day of the fiscal year covered by this Annual Report on Form 10-K.

DSG GLOBAL INC.
FORM 10-K
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

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

PART I

ITEM 1. BUSINESS

Corporate History

DSG Global Inc. (formerly Boreal Productions Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on September 24, 2007. Andrea Fehsenfeld was then appointed sole officer and director. The Company was formed to option feature films and TV projects and then package them to sell at a profit to various studios and production companies. The Company is currently a technology development company engaged in the design, manufacture, and marketing of fleet management solutions in the golf industry. The Company’s principal activities are the sale and rental of GPS tracking devices and interfaces for golf vehicles and related support services.

At that time the board of directors voted to seek capital and begin development of our business plan. We received our initial funding of $9,000 through the sale of common stock to Ms. Fehsenfeld who purchased 3,000,000 pre-reverse split shares of common stock at $0.003 per share and $45,000 from the sale of 3,000,000 pre-reverse split shares of common stock issued to 30 un-affiliated investors at $0.015 per share. On June 11, 2008, we effected a five for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 to 375,000,000 pre-reverse split shares of common stock and our outstanding share capital increased from 6,000,000 shares of pre-reverse split common stock to 30,000,000 shares of pre-reverse split common stock.

We have not achieved revenues and have accrued a net loss of $153,964 since inception through May 6, 2015, the date of the reverse merger. We have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. To date, we have been unable to attain profitable operations and continue to be dependent upon continued financial support from our shareholders and note holders in order to continue operations.

On April 13, 2015, we entered into a share exchange agreement with DSG Tag Systems Inc. (“DSG TAG”) and the shareholders of DSG TAG who become parties to the share exchange agreement. Pursuant to the terms of the share exchange agreement, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding shares of DSG TAG’s common stock in exchange for the issuance by our company of up to 20,000,000 pre-reverse split shares of our common stock to the shareholders of DSG TAG on the basis of one of our pre-reverse split common shares for 5.4935 common shares of DSG TAG.

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

Also on January 19, 2015, our company’s board of directors approved a resolution to effect a reverse stock split of our authorized and issued and outstanding shares of common stock on a three (3) old for one (1) new basis. Upon effect of the reverse split, our authorized capital will decrease from 375,000,000 pre-reverse split shares of common stock to 125,000,000 pre-reverse split shares of common stock and correspondingly, our issued and outstanding shares of common stock will decrease from 30,000,000 to 10,000,000 pre-reverse split shares of common stock, all with a par value of $0.001.

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

On May 6, 2015, we completed the acquisition of approximately 75% (82,435,748 common shares) of the issued and outstanding common shares of DSG TAG as contemplated by the share exchange agreement by issuing 15,185,875 pre-reverse split shares of our common stock to shareholders of DSG TAG who became parties to the agreement. In addition, concurrent with the closing of the share exchange agreement, we issued an additional 179,823 pre-reverse split shares of our common stock to Westergaard Holdings Ltd. in partial settlement of accrued interest on outstanding indebtedness of DSG TAG.

Following the initial closing of the share exchange agreement and through October 22, 2015, we acquired an additional 101,200 shares of common stock of DSG TAG from shareholders who became parties to the share exchange agreement and issued to these shareholders an aggregate of 18,422 pre-reverse split shares of our common stock. Following completion of these additional purchases, DSG Global Inc. owns 100% of the issued and outstanding shares of common stock of DSG TAG.

The reverse acquisition was accounted for as a recapitalization effected by a share exchange, wherein DSG TAG is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. We adopted the business and operations of DSG TAG upon the closing of the share exchange agreement.

Subsequent to the closing of the share exchange agreement with DSG TAG, we adopted the business and operations of DSG TAG.

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

On March 26, 2019, our company effected a reverse stock split of our authorized and issued and outstanding shares of common stock on a four thousand (4,000) old for one (1) new basis. Upon effect of the reverse split, our authorized capital decreased from 3,000,000,000 pre-reverse split shares of common stock to 750,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock decreased from 2,761,333,254 pre-reverse split to 690,403 shares of common stock, all with a par value of $0.001. Our shares of Preferred Stock remain unchanged. This Form 10K gives retroactive effect to such reverse stock split named above and all share and per share amounts have been adjusted accordingly, unless otherwise noted.

Our principal executive office is located at 312 – 2630 Croydon Drive Surrey, British Columbia, V3Z 6T3, Canada. The telephone number at our principal executive office is 1 (877) 589-8806.

Emerging Growth Company

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

We shall continue to be deemed an emerging growth company until the earliest of:

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Securities Exchange Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

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

DSG Technologies and Products

Technology Overview

DSG produces a “modular” suite of products to provide fleet management solution for any vehicle required for a golf operation and provides two golfer information display options to meet the operators budget requirements. DSG believes that it is currently the only company in the golf fleet management industry with these capabilities.

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

DSG’s proprietary methods make it possible to offer a solution suitable for use on golf courses at a price low enough to be affordable in the industry. Every system component incorporates state-of-the-art technology (server, mobile trackers, display). In developing its products, DSG TAG has adopted an application oriented approach placing the most emphasis (and research & development) on server and end-user software by taking advantage of the commodity level reached by mainstream technologies such as Global Positioning (GPS) and M2M (Machine to Machine) Cellular Data in the wider context of Commercial Fleet Management.

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

The web-based Software-as-a-Service (SaaS) model used by DSG TAG is optimal for low operating and support costs and rapid-cycle release for software updates. It is also a major factor in eliminating or substantially reducing the need for any end-user premises equipment. Customers have access to the service through any internet connected computer or mobile device, there is no need for a local wireless network on the facility and installation time and cost are minimal.

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

The TAG Control Unit

The Company’s flagship product is the TAG Control unit. The TAG Control unit can operate as a “stand alone” unit or with one of two displays; the TEXT alphanumeric display or the TOUCH high definition “touch activated” screen. The TAG Control unit is GPS enabled and communicates with the TAG software using cellular GSM networks. Utilizing the cellular networks rather than erecting a local Wi-Fi network assures carrier grade uptime, and vehicle tracking “off- property”. GSM is the de facto global standard for mobile communications.

The TAG Control unit itself is discreetly installed usually in the nose of the vehicle to give the GPS clear line of site. It is then connected to the vehicle battery and ignition. The property is then mapped using the latest satellite imagery that is graphically enhanced and loaded into the TAG System as a map.

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

North America Sales

Since the largest market is North America the Company employs a direct sales team and sales agents that provide full sales coverage. Our sales agents are experienced golf industry professionals who maintain established relationships with the golf industry and carry multiple golf lines. Our sales objective is to offer our existing and prospective customers a dedicated, knowledgeable, and outstanding customer service team.

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

Currently DSG is focused on expanding in Europe, Asia and South Africa. The Company is looking to expand next into Australia and Latin America.

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

However, there can be no assurance that even if we do these things, we will be able to compete effectively with the other companies in our industry.

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

However, as we are a newly-established company relative to our competitors, we face the same problems as other new companies starting up in an industry, such as limited access to capital. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of research, operation and development than us. In addition, they may be able to provide more competitive products than we can and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Our primary competitor in the field of golf course fleet management is GPS Industries, a company that was founded in 1996 by Mr. Bob Silzer, the founder of DSG TAG Systems Inc. GPS Industries is currently the largest player in the marketplace with an installed base of approximately 750 golf courses worldwide. GPS Industries was consolidated by various mergers and acquisitions with a diversity of hardware platforms and application software. Since 2009, when GPS Industries has introduced their latest product offering called the Visage, in an exclusive partnership with Club Car, their strategy has been to target mostly their existing customers and motivate them into replacing their existing, older GPS system, with the Visage system.

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

In addition, DSG began offering the DSG Par 72 Service & Support Plan to guarantee service and support to client courses in the golf business, during fiscal 2016. This program for client courses which guarantees service and support programs within 24 hours of a problem arising.

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

Material Contracts

On January 18, 2018, we issued a convertible promissory note in the principal amount of $55,000. The note is unsecured, bears interest at 10% per annum, was overdue on July 18, 2018, and is convertible into common shares at a conversion price equal to the lessor of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

On January 19, 2018, we issued a convertible promissory note in the principal amount of $55,000. The note is unsecured, bears interest at 10% per annum, was overdue on January 19, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

On January 19, 2018, we issued a convertible promissory note in the principal amount of $50,000, as partial replacement for a convertible promissory note originally issued on June 5, 2017 in the amount of $110,000. Refer to Note 9(g) of the consolidated financial statements. The note is unsecured, bears interest at 10% per annum, was overdue on January 19, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

In January 2018, we issued a convertible promissory note in the principal amount of $15,000 as a commitment fee. The note is unsecured, non-interest bearing until default, was overdue on August 16, 2018, and is convertible into common shares at a conversion price equal to 75% of the average closing trading price during the previous five trading days prior to conversion date, with a minimum of $0.00005.

On February 2, 2018, we issued a convertible promissory note in the principal amount of $107,500. The note is unsecured, bears interest at 10% per annum, was overdue on August 2, 2018, and is convertible into common shares at a conversion price equal to the lesser of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

On March 2, 2018, we issued a convertible promissory note in the principal amount of $128,000. The note is unsecured, bears interest at 10% per annum, was overdue on March 2, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

On March 2, 2018, we issued a convertible promissory note in the principal amount of $25,000, as partial replacement for a convertible promissory note originally issued on June 5, 2017 in the amount of $110,000. Refer to Note 9(g) of the consolidated financial statements. The note is unsecured, bears interest at 10% per annum, was overdue on March 2, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

On March 2, 2018, we issued a convertible promissory note in the principal amount of $111,808, as partial replacement for a convertible promissory note originally issued on September 6, 2017 in the amount of $107,000 plus accrued interest. Refer to Note 9(j) of the consolidated financial statements. The note is unsecured, bears interest at 10% per annum, was overdue on March 2, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

On March 19, 2018, we issued a convertible promissory note in the principal amount of up to $900,000. The note is unsecured, bears interest at 12% per annum, was overdue 184 days upon receipt, and is convertible into common shares after 180 days from issuance date at a conversion price equal to the lessor of: (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. On May 3, 2018, we amended the convertible promissory note to include that at any time after the 100th calendar day after the funds are issued, and at the option of the holder in addition to the right of conversion, the holder may deduct daily payments from our bank account in the amount of $5,562 per calendar day or $27,812 per week until we has paid or the holder has converted an amount equal to the principal balance, interest, accrued interest, and default amount.

On May 1, 2018, we entered into an investor relations agreement with Chesapeake Group Inc., to assist in all phases of our investor relations including broker/dealer relations. The contract will commence on May 1, 2018 and ending on April 30, 2019. In consideration for the agreement, we are committed to providing 23,750 restricted common shares. The shares of common stock were issued on October 18, 2018, refer to Note 13 of the consolidated financial statements.

On May 8, 2018, we issued a convertible note in the principal amount of $51,500. The note is unsecured, bears interest at 10% per annum, and was overdue on February 8, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of our common stock for the ten trading days immediately preceding the conversion date.

On May 28, 2018 we issued a convertible note in the principal amount of $180,000. The note is unsecured, bears interest at 10% per annum, and was overdue on February 28, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of our common stock for the ten trading days immediately preceding the conversion date.

On June 1, 2018, we signed a two year operating lease agreement which commenced on July 1, 2018 and expires on May 31, 2020 with the right to renew for an additional two year term if written notice is provided within 120 days prior to the expiration of the current term.

On August 31, 2018, we issued a convertible promissory note in the principal amount of $226,000. The note is unsecured, bears interest at 12% per annum, is due on August 31, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

On August 27, 2018, pursuant to a debt exchange agreement, we agreed to exchange all 4,229,384 issued and outstanding DSG TAG Series A Shares with a fair value of $5,873,481 ($7,627,303 CDN) for 51 shares of Series B and 3,000,000 shares of Series E preferred shares, respectively. The Series B preferred shares are classified as permanent equity. Refer to Note 12 of the consolidated financial statements.

During the year ended December 31, 2018, pursuant to a series of debt exchange agreements, we agreed to issue an aggregate of 148,706 shares of Series D preferred shares for the settlement of outstanding accounts payable with a fair value of $91,944.

During the year ended December 31, 2018, pursuant to a series of debt exchange agreements, we agreed to issue an aggregate of 81 shares of Series B and 1,649,908 shares of Series E preferred shares, respectively, for the settlement of outstanding convertible loans. The Series B preferred shares are classified as permanent equity. Refer to Note 12 of the consolidated financial statements.

Description of Property

On June 1, 2018, we signed a two year operating lease agreement expiring on May 31, 2020 with the right to renew for an additional two year term if written notice is provided within 120 days prior to the expiration of the current term. The annual rent for the premises in Canada is approximately $46,552 CDN and commenced on July 1, 2018.

For the year ended December 31, 2017, the aggregate rental expense was CAD$92,913 (approximately USD$71,549). Rent expense included other amounts paid in Canada for warehouse storage and offices under month to month or as needed basis.

For the year ended December 31, 2018, the aggregate rental expense was CAD$91,511 (approximately USD$70,654). Rent expense included other amounts paid in Canada for warehouse storage and offices under month to month or as needed basis.

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

Patent Litigation

On December 30, 2012, a corporation filed an action against DSG in the United States courts claiming patent infringement. On March 8, 2013, the parties agreed to a settlement, with the Company admitting no wrong doing, in the amount of $125,000. The settlement is to be paid over an 18-month period in equal installments of $7,500 with annual interest rate of 8%. DSG had accrued all liabilities related to this matter in the consolidated financial statements. The litigation has been fully settled.

Domain Names

We have registered and own the domain name of our website www.dsgtag .com.

Copyright

We own the common law copyright in the contents of our website (www.dsgtag.com) and our various promotional materials.

Trademarks

We own the common-law trademark rights in our corporate name, product names, and associated logos, including “DSG TAG”, “TAG Golf”, “ECO TAG”, “TAG Text”, “TAG Touch”, “TAG Turf”, “TAG Commercial” and “TAG Military”. We have not applied to register any trademarks with the U.S. Patent and Trademark Office.

Employees

As of May 20, 2019, we have 5 full-time employees in general and administrative, operations, engineering, research and development, business development, sales and marketing, and finance. We also engage independent contractors and consultants from time to time on an as-needed basis to supplement our core staff.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the years ended December 31, 2018 and 2017 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the years ended December 31, 2018 and 2017, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raise doubt about our ability to continue as a going concern.

Our inability to complete our future research and development and engineering projects in a timely manner could have a material adverse effect of our results of operations, financial condition, and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 312 – 2630 Croydon Drive, Surrey, BC, V3Z 6T3 Canada, where we lease approximately 2,024 square feet of office space. On June 1, 2018, the Company signed a two year operating lease agreement which commenced on July 1, 2018 and expires on May 31, 2020 with the right to renew for an additional two year term if written notice is provided within 120 days prior to the expiration of the current term.

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

On September 7, 2016, Chetu Inc. has filed a Complaint for Damage in Florida to recover unpaid invoice amounts of $27,335 plus interest of $4,939. The invoice was not paid due to a dispute that DSG TAG did not think that vendor had delivered the service according to the agreement between the two parties. As at December 31, 2018, we have accrued $22,396 related to this unpaid invoice plus additional interest and legal fees.

On May 24, 2017, we received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, and legal fees incurred by Coastal with respect to the lawsuit. This action is still pending. As at December 31, 2018, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

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

On February 9, 2017, we received a notice of default from Auctus Fund LLC (“Auctus”), on a 12% convertible promissory note issued to the Company in the principal amount of $75,000 and commenced a lawsuit on February 2, 2018 in the United States District Court, District of Massachusetts. Auctus alleges that the Company failed to honor a conversion notice under the terms of the note, and thus giving rise to an event of default. Auctus seeks damages in excess of $306,681, which consists of the principal amount of the note, liquidated damages, and default interest, and legal fees incurred by Auctus with respect to the lawsuit. On June 1, 2018 the remaining $58,167 note balance, including principal and interest, was reassigned to another unrelated note holder and the note was extinguished. Refer to Note 9(e) and 9(z) of the consolidated financial statements.

On April 9, 2018, we received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleges that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ seeks damages in excess of $200,000 but not more than $1,000,000, which consists of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. This action is still pending. As at December 31, 2018, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

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

OTC Markets Group Inc. OTCQB (1)

Quarter Ended	High $	Low $

December 31, 2018	6.00	2.40
September 30, 2018	10.40	2.40
June 30, 2018	33.20	4.60
March 31, 2018	26.00	4.00
December 31, 2017	2,320	400
September 30, 2017	2,520	280
June 30, 2017	320	80
March 31, 2017	160	8.40

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. (2) The first trade of our common shares occurred on March 25, 2015.

Holders of Record

As of December 31, 2018, we had 76 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during 2018 and 2017.

Recent Sale of Unregistered Securities

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

On April 13, 2015, we entered into a share exchange agreement with DSG TAG Systems Inc. (“DSG Tag”) and the shareholders of DSG TAG who become parties to the agreement. Pursuant to the terms of the share exchange agreement, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding common shares in the capital stock of DSG TAG in exchange for the issuance to the selling shareholders of up to 20,000,000 pre-reverse split shares of our common stock on the basis of 1 common share for 5.4935 common shares of DSG TAG.

On May 6, 2015, we completed the acquisition of approximately 75% (82,435,748 common shares) of the issued and outstanding common shares of DSG TAG as contemplated by the share exchange agreement by issuing 15,185,875 pre-reverse split shares of our common stock to shareholders of DSG TAG who became parties to the agreement. In addition, concurrent with the closing of the share exchange agreement, we issued an additional 179,823 pre-reverse split shares of our common stock to Westergaard Holdings Ltd. in partial settlement of accrued interest on outstanding indebtedness of DSG TAG.

Following the initial closing of the share exchange agreement and through October 22, 2015, we acquired an additional 101,200 shares of common stock of DSG TAG from shareholders who became parties to the share exchange agreement and issued to these shareholders an aggregate of 18,422 pre-reverse split shares of our common stock. Following completion of these additional purchases, DSG Global Inc. owns approximately 100% of the issued and outstanding shares of common stock of DSG TAG. An aggregate of 4,229,384 shares of Series A Convertible Preferred Stock of DSG TAG were exchanged for 51 Series B and 3,000,000 Series E preferred shares during the year ended December 31, 2018 by Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a previous member of our board of directors which have not been issued as of December 31, 2018.

The reverse acquisition was accounted for as a recapitalization effected by a share exchange, wherein DSG TAG is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. We adopted the business and operations of DSG TAG upon the closing of the share exchange agreement.

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, and other factors, including the following:

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

We recognize revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company expects to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. We accrue for warranty costs, sales returns, and other allowances based on its historical experience.

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

Operating Expenses & Other Income (Expenses) We classify our operating expenses and other income (expenses) into five categories: compensation, general and administrative, warranty expense (recovery), bad debt, and depreciation and amortization. Our operating expenses consist primarily of sales and marketing, salaries and wages, consulting fees, professional fees, trade shows, software development, and allocated costs. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses. Our other income (expenses) primarily consists of financing costs and foreign exchange gains or losses.

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

Warranty expense (recovery). Our warranty expenses consist primarily of associated material product costs, labor costs for technical support staff, and other associated overhead. Warranty costs are expensed as they are incurred.

Bad debt. Our bad debt expense consists primarily of amounts written down for doubtful accounts recorded on trade receivables.

Depreciation and amortization. Our depreciation and amortization costs consist primarily of depreciation and amortization on fixed assets, equipment on lease, and intangible assets.

Results of Operations

The following tables set forth our consolidated results of operations as a percentage of revenue for the periods presented:

	For the year ended
	December 31, 2018	December 31, 2017
Revenue	100.0%	100.0%
Cost of revenue	15.0%	35.3%
Gross profit	85.0%	64.7%
Operating expenses
Compensation expense	56.7%	67.8%
Research and development expense	0.0%	0.0%
General and administration expense	121.9%	128.6%
Warranty expense	(7.0)%	8.2%
Bad debt	4.8%	6.9%
Depreciation and amortization expense	1.1%	2.7%
Total operating expense	177.50%	214.2%
Loss from operations	(92.4)%	(149.5)%
Other income (expense)
Foreign currency exchange	(4.6)%	9.7%
Other (expenses) income	0.0%	0.0%
Unrealized on derivative instruments	78.5%	(75.0)%
Loss on extinguishment of debt	(537.8)%	(2.0)%
Finance costs	(210.6)%	(157.4)%
Total other expense	(674.6)%	(224.6)%
Loss from continuing operations before income taxes	(767.0)%	(374.1)%
Provision for income taxes	0.0%	0.0%
Net loss	(767.0)%	(374.1)%
Other comprehensive income (expense)
Foreign currency translation	46.2%	(38.5)%
Comprehensive loss	(720.8)%	(412.5)%

Comparison of the Years Ended December 31, 2018 and 2017

Revenue

	For the Years Ended December 31,
	2018	2017	% Change

Revenue	$1,281,024	$1,100,577	16.4%

Revenue increased by $180,447, or 16.4%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Sales increased as the result of aggressive marketing and installation of the new infinity suite of products compared to lower sales in 2017 from continued design and redevelopment of our product line.

Cost of Revenue

	For the Years Ended December 31,
	2018	2017	% Change

Cost of revenue	$191,560	$388,220	(50.6)%

Cost of revenue decreased by $196,570 or 50.6%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The table below outlines the differences in detail:

	For the Years Ended
	December 31, 2018	December 31, 2017	Difference	% Difference
Cost of Goods	$86,832	$92,019	$(5,187)	(5.6)
Mapping & Freight Costs	12,332	20,952	(8,620)	(41.1)
Wireless Fees	14,483	264,426	(249,943)	(94.5)
Inventory Adjustments & Write offs	78,003	10,823	67,180	620.7
	$191,650	$388,220	$(196,570)	(50.6)

The decrease was primarily due manufacturing and supply efficiencies and better negotiated rates with suppliers, specifically the Company’s wireless carrier. Cost of revenue was partially offset by an increase of $67,180 in inventory allowance and adjustments recorded in 2018 compared to 2017 related to an allowance recorded on used inventory to account for amounts expected to be written off.

Compensation Expense

	For the Years Ended December 31,
	2018	2017	% Change

Compensation expense	$726,520	$746,739	(2.7)%

Compensation expense decreased by $20,219 or 2.7%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease was insignificant.

General and Administration Expense

	For the Years Ended December 31,
	2018	2017	% Change

General & administration expense	$1,561,000	$1,414,983	10.3%

General & administration expense increased by $146,017 or 10.3% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The table below outlines the differences in detail:

	December 2018	December 2017	Difference	% Difference
Accounting & Legal, & Setup Costs for Public Company	283,445	160,515	122,930	76.6%
Marketing & Advertising	404,391	581,653	(177,262)	(30.5)%
Subcontractor & Commissions	334,490	166,623	167,867	100.7%
Hardware	47,604	14,486	33,118	228.6%
Office Expense, Rent, Software, Bank & Credit Card Charges, Telephone & Meals	491,070	491,706	(636)	(0.1)%
	1,561,000	1,414,983	146,017	10.3%

For the year ended December 31, 2018 as compared to the year ended December 31, 2017, the overall increase in expenses is primary related to increases in accounting and legal of $122,930 or 76.6% due to additional legal fees incurred pursuant to new debt agreements as well as subcontractor and commission increases of $167,897 or 100.7%. This increase was partially offset by decreases in marketing expenses of $177,262 or 30.5% due to shares issued as compensation for marketing services in the prior year which were not issued in the current year.

Warranty Expense

	For the Years Ended December 31,
	2018	2017	% Change

Warranty expense	$(89,037)	$90,284	(198.6)%

Warranty expense decreased by $179,231, or 198.6% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease in warranty expense from 2018 to 2017 was primarily due to fewer breakdowns, warranty costs were expensed as incurred, and we recorded a recovery on our warranty reserve due to a change in warranty policies.

As of December 31, 2018, our balance sheet included a reserve of $Nil for future warranty costs (December 31, 2017 - $165,523).

Foreign Currency Exchange

	For the Years Ended December 31,
	2018	2017	% Change

Foreign currency exchange (gain) loss	$59,050	$(107,096)	(155.1)%

For the year ended December 31, 2018, we recognized $59,050 in foreign currency transaction losses as compared to $107,096 in foreign currency transaction gains for the year ended December 31, 2017. The loss was primarily due to the losses arising from exchange rate fluctuations on payables, receivables, and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

Unrealized (gain) loss on derivative

	For the Years Ended December 31,
	2018	2017	% Change

Unrealized (gain) loss on derivative	$(1,005,458)	$824,986	(221.9)%

Derivative loss decreased by $1,830,444 to a gain of $1,005,4585 or 221.9%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017 due to the change in fair value as of December 31, 2018 triggering unrealized gains on derivative instruments in the current year ending on convertible notes payable. The change in fair value was impacted heavily due to the volatility in the Company’s stock price.

Finance Costs

	For the Years Ended December 31,
	2018	2017	% Change

Finance costs	$2,698,330	$1,731,921	55.8%

Finance costs increased by $966,409 or 55.8%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Significant finance costs were incurred in relation to the restructuring work, which resulted in additional accretion and extinguishment of debt costs.

Net Loss

	For the Years Ended December 31,
	2018	2017	% Change

Net loss	$(9,825,404)	$(4,116,831)	138.7%

As a result of the above factors, net loss increased by $5,708,573 or 138.7% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The overall increase was primarily due to the $8,641,587 in other expenses inclusive of losses on extinguishment of debt of $6,889,665 and finance costs of $2,698,330. This was partially offset by a gain on change in derivative instruments of $1,005,458 and an overall decrease in operating losses of $461,053 or 28.0%.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through December 31, 2018, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At December 31, 2018, we had $7,021,046 in outstanding liabilities which has either already reached maturity or matures within the next twelve months.

We had cash in the amount of $5,059 as of December 31, 2018 as compared to $5,488 as of December 31, 2017. We had a working capital deficit of $6,687,807 as of December 31, 2018 compared to working capital deficit of $8,487,059 as of December 31, 2017.

Liquidity and Financial Condition

	At December 31, 2018	At December 31, 2017	Percentage Increase/(Decrease)
Current Assets	$333,239	$59,542	459.7%
Current Liabilities	$7,021,046	$8,546,601	(17.8)%
Working Capital	$(6,687,807)	$(8,487,059)	(21.2)%

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	December 31
	2018	2017

Net cash (used in) provided by operating activities	$(1,421,237)	$(568,972)
Net cash (used in) provided by investing activities	(2,670)	-
Net cash (used in) provided by financing activities	1,328,659	984,684
Net (decrease) increase in cash	(95,248)	415,712
Effect of exchange rate changes on cash and cash equivalents	94,819	(410,224)
Cash at beginning of period	5,488	-
Cash and equivalents at end of period	$5,059	$5,488

Net Cash (Used in) Provided by Operating Activities. During the year ended December 31, 2018, cash used in operations totaled $1,421,237. This reflects the net loss of $9,825,404 less $8,404,167 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by increases in deferred revenue of $55,997 and trade payables and accruals of $568,132 and offset by increases in trade receivables of $216,538 and inventory purchases of $278,659.

During the year ended December 31, 2017, cash used in operations totaled $568,972. This reflects the net loss of $4,116,821 less $3,547,849 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by increases in warranty reserve of $53,808 and trade payables and accruals of $719,127, decreases in inventory purchases of $71,644 and offset by increases in trade receivables of $9,238 and related party receivables of $2,560.

Net Cash (Used in) Provided by Investing Activities. Investing activities used $2,670 of cash in the year ended December 31, 2018, for the addition of property, plant, and equipment. Investing activities used $Nil of cash in the year ended December 31, 2017.

Net Cash (Used in) Provided by Financing Activities. Net cash provided by financing activities during the year ended December 31, 2018 totaled $1,328,659 provided primarily by proceeds of $1,292,000 from various note and loan facilities entered during the period and proceeds of $81,659 for the issuances of shares. Net cash provided by financing activities during the year ended December 31, 2017 totaled $984,684 provided primarily by proceeds of $946,750 from various note and loan facilities entered during the period and proceeds of $50,000 for the issuances of shares.

Outstanding Indebtedness

Our current indebtedness as of December 31, 2018 is comprised of the following:

●	Unsecured loan payable in the amount of $183,258 bearing interest at 15% per annum and due on demand;

●	Unsecured loan payable in the amount of $317,500 bearing interest at 18% per annum;

●	Unsecured note payable in the amount of $44,830, bearing interest at 36% per annum, matured and in default;

●	Unsecured loan payable in the amount of $250,000, bearing interest at 10% per annum, with a minimum interest amount of $25,000, mature and in default;

●	Unsecured loan payable in the amount of $250,000, bearing interest at 10% per annum, is due on demand, and convertible into common shares at $1.75 per share;

●	Unsecured, convertible note payable to related party in the amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable in the amount of $245,889 interest 8% per annum. Repayable in cash or common shares at the lower of (i) twelve cents ($0.12) and (ii) the closing sales price of the Common Stock on the date of conversion;

●	Unsecured, convertible note payable in the amount of $81,470 interest 10% per annum. Matures on July 17, 2018. Principal is repayable in cash or common shares at the lower of (i) nine cents ($0.06) (ii) 55% of the lowest trading price during the 20 Trading Days immediately preceding the date of conversion;

●	Unsecured, convertible promissory note in the principal amount of up to $900,000, bears interest at 12% per annum, is convertible into common shares after 180 days from issuance date at a conversion price equal to the lessor of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. As at December 31, 2018, the Company has received $665,000 from the note. $300,000 was due on September 19, 2018 and was assigned to another lender along with accrued interest on August 31, 2018. $166,667 is due on November 3, 2018 and $198,333 is due on November 3, 2018. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured, convertible note payable in the principal amount of $51,500, bears interest at 10% per annum, is due on February 8, 2019, and is convertible into common shares at a conversion price equal to the lower of (i) 32% discount off of the lowest intra-day trading price during previous (10) trading days immediately preceding a conversion date;

●	Unsecured, convertible note payable in the principal amount of $180,000, bears interest at 10% per annum, is due on February 28, 2019, and is convertible into common shares at a conversion price equal to the lower of (i) 32% discount off of the lowest intra-day trading price during previous (15) trading days immediately preceding a conversion date;

●	Unsecured, convertible note payable in the principal amount of $102,049, bears interest 10% per annum, is due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lower of (i) lowest trading price during previous (25) trading days prior to the date of note or (ii) lowest trading price during previous (25) trading days prior to the date of conversion;

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

●	Unsecured, convertible note payable in the principal amount of $315,978, bears interest 12% per annum, is due on demand, and is convertible into common shares at a conversion price equal to the lower of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date;

Preferred Stock Redemption Obligations

Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a member of our board of directors, owned 4,229,384 shares (the “Series A Shares”) of Series A Convertible Preferred Stock of DSG TAG Systems. Pursuant to a Subscription / Debt Settlement Agreement dated September 26, 2014 between DSG TAG Systems and Westergaard Holdings, as amended on November 10, 2015, DSG TAG Systems has agreed that DSG Global, Inc. will complete financings for gross proceeds of at least $10 million and use a portion of the proceeds to redeem all of the Series A Shares at a price of $1.25 per share, as follows:

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

If we failed to satisfy the above described financing and share redemption schedule, we would have been in default of the Subscription and Debt Settlement Agreement which would entitle the holder of the Preferred Shares to convert the Series A Convertible Preferred Shares into common shares in the capital of DSG Global at the price of $1.25 per share.

As described in Note 11 of the consolidated financial statements, on August 27, 2018, pursuant to a debt exchange agreement, the Company exchanged all 4,229,384 issued and outstanding DSG TAG Series A Shares with a fair value of $5,873,481 ($7,627,303 CDN), for 51 and 3,000,000 shares of Series B and Series E preferred shares, respectively.

Related Party Transactions

As at December 31, 2018, the Company owed $139,835 ($190,764 CDN) (December 31, 2017 - $204,929 ($257,084 CDN)) to the President, CEO, and CFO of the Company for management fees and salaries, which has been recorded in trade and other payables. The amounts owed and owing are unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2018 the Company incurred $200,000 (2017 - $200,000) in salaries to the President, CEO, and CFO of the Company.

As at December 31, 2018, the Company owes $Nil (2017 - $52,838) to the Senior Vice President of Global Sales of the Company, which has been recorded in trade and other payables. The amount owing is unsecured, non-interest bearing, and due on demand.

As at December 31, 2018, the Company owed $12,791 ($17,450 CDN) (December 31, 2017 - $22,280 ($27,950 CDN)) to a company controlled by the son of the President, CEO, and CFO of the Company for subcontractor services. The balance owing has been recorded in trade and other paybles. The amount owing is unsecured, non-interest bearing, and due on demand.

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period to be as follows:

Estimated Expenses for the Twelve-Month Period ending December 31, 2019
Management compensation	$500,000
Professional fees	$150,000
General and administrative	$1,900,000
Total	$2,550,000

During the year ended December 31, 2018, cash used in operations totaled $1,421,237. The relatively low level of cash used compared to our estimated working capital needs in the future was the result of an accumulation of vendor payables, customer receivables, and an increasing loan payable balance. We need to reduce the current level of payables in the near future to keep a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $2,550,000 that we require for the next 12 months, we had $5,059 in cash as of December 31, 2018, and a working capital deficit of $6,687,807. Our principal sources of liquidity are cash generated from product sales and debt financings. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

In order to improve our liquidity, we also plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. To help finance our day to day working capital needs, the founder and CEO of the Company has made total payments of $113,475 since late 2015. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources obligations and execute our business plan. There can be no assurances that we will be able to raise additional capital on acceptable terms or at all, which would adversely affect our ability to achieve our business objectives.

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

Operating Leases

We currently lease our corporate headquarters in Surrey, British Columbia, under operating lease agreements that expire through to May 31, 2020. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods.

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

Recently Issued and Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company adopted this ASU beginning on January 1, 2018 and used the modified retrospective method of adoption. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements

Applicable for fiscal years beginning after December 15, 2018:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This accounting standard seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current U.S. GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This standard also provides guidance from the lessees’ perspective on how to determine if a lease is an operating lease or a financing lease and the differences in accounting for each. In January 2018, the FASB issued ASU No. 2018-01, which allows for an entity to elect an optional transition practical expedient for land easements that exist or expired before adoption of Topic 842. The adoption of this standard is required for interim and fiscal periods beginning after December 15, 2018 and it is required to be applied using the modified retrospective approach. The Company will adopt this standard effective January 1, 2019 and is currently evaluating the impact of the above standard on its consolidated financial statements. The Company expects to recognize right-of-use assets and lease liabilities on its consolidated balance sheets pursuant to its operating lease commitment, see Note 15 of the consolidated financial statements.

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

DSG GLOBAL INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of DSG Global, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DSG Global Inc. and subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are required to be independent with respect to the Company in accordance with the relevant ethical requirements relating to our audit.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures including examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that DSG Global Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit, and has incurred significant operating losses and negative cash flows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BUCKLEY DODDS LLP
Vancouver, Canada

May 24, 2019

We have served as the Company’s auditor since March 2019.

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

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit, and has incurred significant operating losses and negative cash flows from operations since inception. As at December 31, 2017, the Company has an accumulated deficit of $32,229,417. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Vancouver, Canada

April 18, 2018

DSG GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2018 AND 2017

(Expressed in U.S. Dollars)

	December 31, 2018	December 31, 2017
		(revised – Note 17)
ASSETS
CURRENT ASSETS
Cash	$5,059	$5,488
Trade receivables, net	139,400	23,736
Inventories, net of inventory allowance of $146,292 and $Nil, respectively	141,296	8,929
Prepaid expenses and deposits	47,484	20,355
Receivable from related party	-	1,034
TOTAL CURRENT ASSETS	333,239	59,542

NON-CURRENT ASSETS
Intangible assets, net	15,289	15,395
Fixed assets, net	869	964
Equipment on lease, net	3,316	14,814
TOTAL NON-CURRENT ASSETS	19,474	31,173

TOTAL ASSETS	$352,713	$90,715

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$1,897,530	$3,328,851
Deferred revenue	215,662	159,665
Warranty reserve	-	165,523
Convertible note payable to related party	310,000	310,000
Loans payable	795,588	887,275
Derivative liability	2,188,354	1,676,155
Convertible notes payable, net of unamortized discount of $213,461 and $301,360, respectively	1,613,912	2,019,132
TOTAL CURRENT LIABILITIES	7,021,046	8,546,601

Going concern (Note 2)
Commitments (Note 15)
Contingencies (Note 16)
Subsequent events (Note 20)

MEZZANINE EQUITY
Redeemable preferred stock, (2018 - to be issued, 2017 – issued)	$6,702,450	$5,286,731

STOCKHOLDERS’ DEFICIT
Preferred stock to be issued	4,872,732
Common stock, $0.001 par value, 750,000 shares authorized, (2017 - 500,000); 634,471 issued and outstanding (2017 - 25,485)	634	25
Additional paid in capital, common stock	22,415,121	17,613,525
Discounts on common stock	(69,838)	-
Other accumulated comprehensive income	1,465,389	873,250
Accumulated deficit	(42,054,821)	(32,229,417)
TOTAL STOCKHOLDERS’ DEFICIT	(13,370,783)	(13,742,617)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$352,713	$90,715

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Expressed in U.S. Dollars)

	2018	2017
		(revised – Note 17)

Revenue	$1,281,024	$1,100,577
Cost of revenue	191,650	388,220
Gross profit	1,089,374	712,357

Operating Expenses
Compensation expense	726,520	746,739
General and administration expense	1,561,000	1,414,983
Warranty (recovery) expense	(89,037)	90,284
Bad debt	61,059	75,540
Depreciation and amortization expense	13,649	29,681
Total operating expense	2,273,191	2,357,227
Loss from operations	(1,183,817)	(1,644,870)

Other Income (Expense)
Foreign currency exchange	(59,050)	107,096
Unrealized gains (losses) on derivative instruments, net	1,005,458	(824,986)
Loss on extinguishment of debt	(6,889,665)	(22,150)
Finance costs	(2,698,330)	(1,731,921)
Total Other Expense	(8,641,587)	(2,471,961)

Loss from continuing operations before income taxes	(9,825,404)	(4,116,831)

Provision for income taxes	-	-

Net loss	(9,825,404)	(4,116,831)

Net loss per share

Basic and Diluted:
Basic	$(28.88)	$(372.67)
Diluted	$(28.88)	$(372.67)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	340,264	11,047
Diluted	340,264	11,047

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Expressed in U.S. Dollars)

	2018	2017
		(revised – Note 17)
Net loss	$(9,825,404)	$(4,116,831)
Other comprehensive income
Change in foreign currency translation adjustments	592,139	(423,402)

Comprehensive loss	(9,233,265)	(4,540,233)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AS AT DECEMBER 31, 2018 AND 2017

(Expressed in U.S. Dollars)

	Common Stock				Preferred Stock
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Accumulated Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2016	7,587	$7	$16,012,506	$-	$-	$1,296,652	$(28,112,586)	$(10,803,421)

Shares issued for cash	125	-	50,000	-	-	-	-	50,000
Shares issued for services	563	1	562,499	-	-	-	-	562,500
Shares issued for commitment fee	138	-	198,000	-	-	-	-	198,000
Shares issued on conversion of debt	17,072	17	797,270	-	-	-	-	797,287
Share issuance costs	-	-	(6,750)	-	-	-	-	(6,750)
Net loss for the period	-	-	-	-	-	(423,402)	(4,116,831)	(4,540,233)

Balance, December 31, 2017 (revised – Note 17)	25,485	$25	$17,613,525	$-	$-	$873,250	$(32,229,417)	$(13,742,617)

Shares issued for cash	12,501	12	81,647	-	-	-	-	81,659
Shares issued for services	23,750	24	332,476	-	-	-	-	332,500
Shares issued for commission	188	-	2,250	-	-	-	-	2,250
Shares issued on conversion of debt	572,547	573	4,385,223	(69,838)	-	-	-	4,315,958
Preferred shares to be issued for restructure of debt	-	-	-	-	4,872,732	-	-	4,872,732
Net loss for the period	-	-	-	-	-	592,139	(9,825,404)	(9,233,265)

Balance, December 31, 2018	634,971	$634	$22,415,121	$(69,838)	$4,872,732	$1,465,389	$(42,054,821)	$(13,370,783)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Expressed in U.S. Dollars)

	December 31, 2018	December 31, 2017
		(revised – Note 17)
Net loss	$(9,825,404)	$(4,116,831)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,649	29,681
Change in inventory allowance	146,292	-
Depreciation included in cost of revenue	-	5,359
Non-cash financing costs	261,220	-
Accretion of discounts on convertible debt	1,742,705	950,613
Change in fair value of derivative liabilities	(1,005,458)	824,986
Reserve for bad debt	75,951	75,540
Shares issued for services	334,750	760,500
Loss on extinguishment of debt	6,897,744	22,150

(Increase) decrease in assets:
Trade receivables, net	(216,538)	(9,238)
Inventories	(278,659)	71,644
Prepaid expense and deposits	(27,129)	35,721
Related party receivable	1,034	(2,560)
Increase (decrease) in current liabilities:
Trade payables and accruals	568,132	719,127
Warranty reserve	55,997	53,808
Deferred revenue	(165,523)	10,518
Net cash used in operating activities	(1,421,237)	(568,972)

Cash flows from investing activities
Purchase of fixed assets	(1,570)	-
Purchase of intangible assets	(1,100)	-
Net cash used in investing activities	(2,670)	-

Cash flows from financing activities
Bank overdraft	-	(5,316)
Proceeds from issuing shares	81,659	50,000
Share issuance costs	-	(6,750)
Payments on notes payable	(45,000)	-
Proceeds from notes payable	1,292,000	946,750
Net cash provided by financing activities	1,328,659	984,684

Net increase in cash and cash equivalents	(95,248)	415,712
Effect of exchange rate changes on cash and cash equivalents	94,819	(410,224)
Cash and cash equivalents at beginning of period	5,488	-

Cash and cash equivalents at the end of the period	$5,059	$5,488

Supplemental Cash Flow Information (Note 19)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 1 –ORGANIZATION

DSG Global, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 24, 2007. The Company was formed to option feature films and TV projects to be packaged for sale to movie studios and production companies.

On January 19, 2015, the Board of Directors approved an agreement and plan of merger to merge with wholly-owned subsidiary DSG Global Inc., a Nevada corporation, and affected a name change from Boreal Productions Inc. to DSG Global, Inc.

On April 13, 2015, the Company entered into a share exchange agreement with DSG Tag Systems Inc. (“DSG Tag”), now wholly-owned subsidiary of the Company, incorporated under the laws of the State of Nevada on April 17, 2008 and extra provincially registered in British Columbia, Canada in 2008. In March 2011, DSG TAG formed DSG Tag Systems International, Ltd. in the United Kingdom (“DSG UK”). DSG UK is a wholly owned subsidiary of DSG TAG.

The Company is a technology development company engaged in the design, manufacture, and marketing of fleet management solutions in the golf industry. The Company’s principal activities are the sale and rental of GPS tracking devices and interfaces for golf vehicles and related support services.

On March 26, 2019, the Company effected a reverse stock split of its shares of common stock on a four thousand (4,000) old for one (1) new basis. Upon effect of the reverse split, authorized capital decreased from 3,000,000,000 shares of common stock to 750,000 shares of common stock, with a par value of $0.001. Shares of Preferred Stock remain unchanged. These consolidated financial statements give retroactive effect to such reverse stock split named above and all share and per share amounts have been adjusted accordingly, unless otherwise noted.

Note 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2018, the Company has a working capital deficit of $6,687,807 and has an accumulated deficit of $42,054,821 since inception. Furthermore, the Company incurred a net loss of $9,825,404 and used $1,421,237 of cash flows for operating activities during the year ended December 31, 2018. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain comparative information has been reclassified to conform with the financial statement presentation adopted in the current year.

Principles of Consolidation

The consolidated financial statements include the accounts of DSG Global Inc. and its subsidiary DSG Tag Systems, Inc. and its wholly owned subsidiary DSG UK, collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the collectability of accounts receivable, valuation of inventory, useful lives and recoverability of long-lived assets, valuation of loans payable, fair value of convertible debentures, derivative liabilities, warranty reserves, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

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

Revenue Recognition and Warranty Reserve

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The Company adopted this standard on a modified retroactive basis on January 1, 2018. No financial statement impact occurred upon adoption.

Revenue from Contracts with Customers

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from product sales, delivery and installation, and customer support services and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company expects to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of its products and services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

Performance Obligations and Signification Judgments

The Company’s revenue streams can be categorized into the following performance obligations and recognition patterns:

1.	Sale, delivery and installation of Tag, Text and Infinity products, along with digital mapping and customer training. The Company recognizes revenue at a point in time when final sign-off on the installation is obtained from the General Manager and/or Director of Golf.
2.	Provision of internet connectivity, regular software updates, software maintenance and basic customer support service. The Company recognizes revenue over time, evenly over the term of the service.
3.	Sale and delivery of Fairway Rider products. The Company recognizes revenue at a point in time when control transfers to the customer.

Transaction prices for performance obligations are explicitly outlined in relevant agreements, therefore, the Company does not believe that significant judgments are required with respect to the determination of the transaction price, including any variable consideration identified.

Warranty Reserve

The Company accrued for warranty costs, sales returns, and other allowances based on its historical experience. During the fiscal year ending December 31, 2018, the Company determined it no longer required a warranty reverse due to changes in the warranty policies on new products. The warranty reserve was $Nil and $165,523 as at December 31, 2018 and 2017, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

The Company has not recorded any amounts pertaining to uncertain tax positions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, and trade receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in Canada, United States and the United Kingdom. The Company controls credit risk related to trade receivables through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At December 31, 2018 and 2017, there were no uninsured balances for accounts in Canada, the United States and the United Kingdom. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days, the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. The allowance for doubtful accounts as of December 31, 2018 and 2017 was $44,814 and $28,637, respectively.

Financing Receivables and Guarantees

The Company provides financing arrangements, including operating leases and financed service contracts for certain qualified customers. Lease receivables primarily represent sales-type and direct-financing leases. Leases typically have two- to three-year terms and are collateralized by a security interest in the underlying assets. The Company makes an allowance for uncollectible financing receivables based on a variety of factors, including the risk rating of the portfolio, macroeconomic conditions, historical experience, and other market factors. At December 31, 2018 and 2017 management determined that there was no allowance necessary. The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers. The Company could be called upon to make payment under these guarantees in the event of nonpayment to the third party. As at December 31, 2018, no financing receivables are outstanding.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising and marketing costs were $404,391 and $581,653 for the years ended December 31, 2018 and 2017, respectively.

Inventory

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in-first-out basis for finished goods. Net realizable value is determined on the basis of anticipated sales proceeds less the estimated selling expenses. Management compares the cost of inventories with the net realizable value and an allowance is made to write down inventories to net realizable value, if lower. The inventory allowance as at December 31, 2018 and 2017 was $146,292 and $Nil, respectively.

Fixed Assets and Equipment on Lease

Fixed assets and equipment on lease are stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of fixed assets are generally as follows:

Furniture and equipment	5-years straight-line
Computer equipment	3-years straight-line
Equipment on lease	5-years straight-line

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

Financial Instruments and Fair Value Measurements

For certain of the Company’s financial instruments, including cash, trade receivables, trade and other payables, accrued liabilities and other short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company’s financial instruments consist principally of cash, trade receivables, amounts due from and to related parties, trade and other payables, convertible note payable to related party, loans payable, derivative liabilities, and convertible notes payable.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815 “Derivatives and Hedging”.

The following table represents assets and liabilities that are measured and recognized at fair value as of December 31, 2018, on a recurring basis:

	Level 1	Level 2	Level 3
	$	$	$

Cash	5,059	-	-
Derivative liabilities	-	2,188,354	-

Total	5,059	2,188,354	-

The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

During the year ended December 31, 2018, the Company recognized a gain on the change in fair value of derivative liabilities of $1,005,458 (2017 – loss of $824,986).

Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2018, the Company had 35,173,897 (2017 – 146,259) potentially dilutive shares outstanding.

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period. As at December 31, 2018, there was no stock-based compensation.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted this ASU beginning on January 1, 2018 and used the modified retrospective method of adoption. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements

Applicable for fiscal years beginning after December 15, 2018:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This accounting standard seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current U.S. GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This standard also provides guidance from the lessees’ perspective on how to determine if a lease is an operating lease or a financing lease and the differences in accounting for each. In January 2018, the FASB issued ASU No. 2018-01, which allows for an entity to elect an optional transition practical expedient for land easements that exist or expired before adoption of Topic 842. The adoption of this standard is required for interim and fiscal periods beginning after December 15, 2018 and it is required to be applied using the modified retrospective approach. The Company will adopt this standard effective January 1, 2019 and is currently evaluating the impact of the above standard on its consolidated financial statements. The Company expects to recognize right-of-use assets and lease liabilities on its consolidated balance sheets pursuant to its operating lease commitment, see Note 15.

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

Reclassification and Restatement

Certain prior year amounts have been reclassified for consistency with the current period presentation. Certain prior year amounts have been restated, refer to Note 17.

Note 4 – TRADE RECEIVABLES

As of December 31, 2018 and 2017, trade receivables consists of the following:

	December 31, 2018	December 31, 2017
Accounts receivables	$184,214	$52,373
Allowance for doubtful accounts	(44,814)	(28,637)
Total trade receivables, net	$139,400	$23,736

Note 5 – FIXED ASSETS AND EQUIPMENT ON LEASE

As of December 31, 2018 and December 31, 2017, fixed assets consisted of the following:

	December 31, 2018	December 31, 2017
Furniture and equipment	$20,509	$17,914
Computer equipment	28,460	26,435
Accumulated depreciation	(48,100)	(43,385)
	$869	$964

As of December 31, 2018 and December 31, 2017, equipment on lease consisted of the following:

	December 31, 2018	December 31, 2017
Tags	$120,998	$124,314
Text	26,743	27,475
Touch	22,152	22,759
Accumulated depreciation	(166,577)	(159,734)
	$3,316	$14,814

For the year ended December 31, 2018 and 2017, total depreciation expense for fixed assets and leased equipment was $12,443 and $33,855, respectively, of which $Nil and $5,359 was recorded in cost of revenue, respectively.

Note 6 – INTANGIBLE ASSETS

As of December 31, 2018 and 2017, intangible assets consisted of the following:

	December 31, 2018	December 31, 2017
Intangible Asset - Patents	$22,353	$21,253
Accumulated Amortization	(7,064)	(5,858)
	$15,289	$15,395

The estimated useful life of the Patent is twenty years. Patents are amortized on a straight-line basis. For the year ended December 31, 2018 and 2017, total amortization expense for intangible assets was $1,206 and $1,185, respectively.

Note 7 – TRADE AND OTHER PAYABLES

As of December 31, 2018 and 2017, trade and other payables consist of the following:

	December 31, 2018	December 31, 2017
Accounts payable	$978,770	$1,121,841
Accrued expenses	245,737	255,542
Accrued interest	686,354	1,889,537
Other liabilities	(13,331)	61,931
Total payables	$1,897,530	$3,328,851

Note 8 – LOANS PAYABLE

As of December 31, 2018 and 2017, loans payable consisted of the following:

Loans Payable	December 31, 2018	December 31, 2017

Unsecured, due on demand, interest at 15% per annum	$183,258	$199,283
Unsecured, due on demand, interest at 36% per annum	44,830	48,750
Unsecured, loan payable, due on demand, interest at 18% per annum	317,500	317,500
Unsecured, loan payable, fee for services payable on the original loan amount of 5% by May 6, 2016, 10% payable by June 5, 2016, or 20% payable by July 5, 2016, non-interest bearing, due on demand(1)	-	71,742
Unsecured, loan payable, interest 10% per annum, with a minimum interest amount of $25,000, due on demand.	250,000	250,000

	$795,588	$887,275

(1)

On August 1, 2018, the outstanding loan payable in the principal amount of $69,219 (CDN$90,000) and accrued interest of $17,637 (CDN$24,000) was reassigned to another unrelated party in the principal amount of $86,856 (CDN$114,000). On August 26, 2018, the Company issued 43,428 common shares with a fair value of $121,598 for the conversion of $86,856 of principal resulting in a loss on settlement of debt of $34,742. As at December 31, 2018, the carrying value of the note was $Nil.

During the year ending December 31, 2018, the Company entered into a debt settlement agreement to issue 73 and 699,908 shares of Series B and Series E preferred shares, respectively, with a fair value of $3,908,614 ($5,075,2752 CDN) for the settlement of outstanding debt, which was recorded in the consolidated financial statements at a fair value of $Nil. The Company recorded a loss on extinguishment of the debt of $3,908,614 in connection with the settlement. The Series E preferred shares are classified as mezzanine equity. Refer to Note 11 and 12. As at December 31, 2018, these Series B and Series E preferred shares have not been issued.

Note 9 – CONVERTIBLE LOANS

As of December 31, 2018 and 2017, convertible loans payable consisted of the following:

Related Party Convertible Loans Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at December 31, 2018, the carrying value of the convertible promissory note was $310,000 (December 31, 2017 - $310,000).

Third Party Convertible Loans Payable

(b)	On August 25, 2015, the Company issued a convertible promissory note in the principal amount of $250,000. The convertible promissory note is unsecured, bears interest at 10% per annum, is due on demand, and is convertible at $7,000 per share. As at December 31, 2018, the carrying value of the convertible promissory note was $250,000 (December 31, 2017 - $250,000).

(c)	On November 7, 2016, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company was provided with proceeds of $125,000 on November 10, 2016 in exchange for the issuance of a secured convertible promissory note in the principal amount of $138,889, which was inclusive of an 8% original issue discount and bears interest at 8% per annum to the holder. The convertible promissory note matures nine months from the date of issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $480 or the closing price of the Company’s common stock on the conversion date. In addition, under the same terms, the Company also issued a secured convertible note of $50,000 in consideration for proceeds of $10,000 and another secured convertible note of $75,000 in consideration for proceeds of $10,000. Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes for consideration of $1 each at any time prior to the maturity date in the event that the convertible promissory note is exchanged or converted into a revolving credit facility with the lender, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility.

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

On May 8, 2017, the Company issued 25 common shares for the conversion of $5,000 of the $72,500 convertible note dated November 7, 2016. On May 24, 2017, the Company issued 53 common shares for the conversion of $10,500 of the $72,500 convertible note dated November 7, 2016. On May 25, 2017, the lender provided conversion notice for the remaining principal $57,000 of the $72,500 convertible note dated November 7, 2016. This conversion was not processed by the Company’s transfer agent due to direction from the Company not to honor any further conversion notices from the lender. In response, the Company received legal notification pursuant to the refusal to process further conversion notices. Refer to Note 16.

As at December 31, 2018, the carrying value of the note was $245,889 (December 31, 2017 - $245,889) and the fair value of the derivative liability was $606,710 (December 31, 2017 - $629,759). During the year ended December 31, 2018, the Company accreted $Nil (2017 - $179,333) of the debt discount to finance costs.

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

During the year ended December 31, 2017, the Company issued 5,925 common shares with a fair value of $199,940 for the conversion of $44,613 of principal, $6,750 of conversion finance fees, and $3,200 of penalty interest resulting in a loss on settlement of debt of $147,141.

During the year ended December 31, 2018, the Company incurred a default fee of $36,000 for failure to honor the conversion notice in a timely manner and issued 14,050 common shares with a fair value of $129,676 for the conversion of $13,461 of principal, $37,491 of default fees and finance costs, $5,250 for conversion fees resulting in a loss on settlement of debt of $73,475.

On May 8, 2018, the Company paid $45,000 to settle the balance of the $74,500 convertible note including accrued interest. The Company recognized a gain on the settlement of this convertible note totaling $24,571.

As at December 31, 2018, the carrying value of the note was $nil (December 31, 2017 - $65,887) and the fair value of the derivative liability was $Nil (December 31, 2017 - $31,431). During the year ended December 31, 2018, the Company accreted $nil (2017 - $62,711) of the debt discount to finance costs.

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

During the year ended December 31, 2017, the Company issued 2,729 common shares for the conversion of $33,856 of principal and $6,956 in accrued interest.

On June 1, 2018, the remaining $56,144 principal balance and $2,023 in accrued interest were reassigned to another unrelated note holder and the note was treated as an extinguishment. Upon reassignment, the Company incurred a finance fee of $46,833 which was added to the principle balance of the new convertible note totaling $105,000. Refer to Note 9(z).

As at December 31, 2018, the carrying value of the note was $Nil (December 31, 2017 - $56,144) and the fair value of the derivative liability was $Nil (December 31, 2017 - $70,818). During the year ended December 31, 2018, the Company accreted $Nil (2017 - $75,000) of the debt discount to finance costs.

(f)	On April 3, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. The note is unsecured, bears interest at 10% per annum, was due on October 3, 2017, and is convertible into common shares at a conversion price equal to the lessor of: (i) 55% multiplied by the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading day prior to the date of this note and (ii) the alternate conversion price which means 55% multiplied by the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. In connection with the issuance, the Company issued 138 common shares as a commitment fee, however, these common shares must be returned if the note is fully repaid and satisfied prior to the maturity date. Financing fees on the note were $10,000. The derivative liability applied as a discount on the note was $100,000 and is being accreted over the life of the note.

During the year ended December 31, 2017, the Company issued 7,464 common shares with a fair value of $197,283 for the conversion of $40,048 of principal and $10,145 in accrued interest resulting in a loss on settlement of debt of $147,090.

During the year ended December 31, 2018, the Company issued 61,874 common shares with a fair value of $571,886 for the conversion of $69,952 of the remaining principal and $56,227 of default fees and finance costs resulting in a loss on settlement of debt of $445,707.

As at December 31, 2018, the carrying value of the note was $Nil (December 31, 2017 - $69,952) and the derivative liability was $Nil (December 31, 2017 - $108,326). During the year ended December 31, 2018, the Company accreted $Nil (2017 - $100,000) of the debt discount and $Nil (2017 - $10,000) of the financing fees to interest expense.

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

On January 19, 2018, $50,000 of the note was reassigned to another unrelated note holder and the note was treated as an extinguishment. There were no material changes to the note upon reassignment. Refer to Note 9(o).

On March 2, 2018, $25,000 of the note was reassigned to another unrelated note holder and the note was treated as an extinguishment. There were no material changes to the note upon reassignment. Refer to Note 9(r).

During the year ended December 31, 2018, the Company issued 51,749 common shares with a fair value of $524,487 for the conversion of the remaining principal balance of $35,000, and default penalties and finance costs of $37,448 resulting in a loss on settlement of debt of $452,039.

As at December 31, 2018, the carrying value of the note was $9,487 (December 31, 2017 - $110,000), relating to a penalty and the fair value of the derivative liability was $Nil (December 31, 2017 - $188,798). During the year ended December 31, 2018, the Company accreted $Nil (2017 - $103,000) of the debt discount and $Nil (2017 - $7,000) of the financing fees to interest expense.

(h)

On July 17, 2017, the Company issued a convertible promissory note in the principal amount of $135,000. The note is unsecured, bears interest at 10% per annum, is due on July 17, 2018, and is convertible into common shares at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price during the previous twenty trading day period ending on the latest complete trading day prior to the date of this note and (ii) $244. Interest will be accrued and payable at the time of promissory note repayment. Financing fees on the note were $16,500. Derivative liability applied as discount on the note was $118,500 and is being accreted over the life of the note.

During the year ended December 31, 2018, the Company issued 25,000 common shares with a fair value of $227,222 for the conversion of $53,530 of principal balance resulting in a loss on settlement of debt of $173,692.

As at December 31, 2018, the carrying value of the note was $81,470 (December 31, 2017 - $70,718) and the fair value of the derivative liability was $121,485 (December 31, 2017 - $205,563). During the year ended December 31, 2018, the Company accreted $64,282 (2017 - $54,218) of the debt discount to finance costs.

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

During the year ended December 31, 2018, the Company issued 21,544 common shares with a fair value of $293,267 for the conversion of $121,240 of principal and interest resulting in a loss on settlement of debt of $172,027.

As at December 31, 2018, the carrying value of the note was $Nil (December 31, 2017 - $44,661) and the fair value of the derivative liability was $Nil (December 31, 2017 - $166,460). During the year ended December 31, 2018, the Company accreted $65,589 (2017 - $39,411) of the debt discount to finance costs.

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

On March 2, 2018, $111,808 of the note was reassigned to another unrelated note holder and the note was treated as an extinguishment. There were no material changes to the terms of the note upon reassignment. Refer to Note 9(s).

As at December 31, 2018, the carrying value of the note was $Nil (December 31, 2017 - $71,088) and the fair value of the derivative liability was $Nil (December 31, 2017 - $100,000). During the year ended December 31, 2018, the Company accreted $35,912 (2017 - $64,088) of the debt discount to finance costs.

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

On April 3, 2018, the Company issued 11,086 common shares with a fair value of $319,277 for the conversion of $19,955 of principal resulting in a loss on settlement of debt of $299,322.

On May 22, 2018, the principal balance of $87,045 and accrued interest of $5,543 was reassigned to another unrelated note holder. There were no material changes to the note upon reassignment. Refer to Note 9(y).

As at December 31, 2018, the carrying value of the note was $Nil (December 31, 2017 - $41,066) and the fair value of the derivative liability was $Nil (December 31, 2017 - $100,000). During the year ended December 31, 2018, the Company accreted $65,934 (2017 - $34,066) of the debt discount to finance costs.

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

On May 22, 2018, the principal balance of $82,000 and accrued interest of $3,055 was reassigned to another unrelated note holder. There were no material changes to the note upon reassignment. Refer to Note 9(y).

As at December 31, 2018, the carrying value of the note was $Nil (December 31, 2017 - $12,357) and the fair value of the derivative liability was $Nil (December 31, 2017 - $75,000). During the year ended December 31, 2018, the Company accreted $69,643 (2017 - $5,357) of the debt discount to finance costs.

(m)	On January 18, 2018, the Company issued a convertible promissory note in the principal amount of $55,000. The note is unsecured, bears interest at 10% per annum, was due on July 18, 2018, and is convertible into common shares at a conversion price equal to the lessor of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $55,000 and was being accreted over the life of the note.

On June 18, 2018, the principal balance of $55,000 and accrued interest of $2,215 was reassigned to another unrelated note holder. There were no material changes to the note upon reassignment. Refer to Note 9(aa).

As at December 31, 2018, the carrying value of the note was $Nil and the fair value of the derivative liability was $Nil. During the year ended December 31, 2018, the Company accreted $55,000 of the debt discount to finance costs.

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

During the year ended December 31, 2018, the Company issued 35,380 common shares with a fair value of $146,839 to convert principal balance of $55,000 and accrued interest of $2,915 resulting in a loss on settlement of debt of $88,925.

As at December 31, 2018, the carrying value of the note was $Nil and the fair value of the derivative liability was $Nil. During the year ended December 31, 2018, the Company accreted $55,000 of the debt discount to finance costs.

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

During the year ended December 31, 2018, the Company issued 14,312 common shares with a fair value of $137,143 to convert principal balance of $50,000 and accrued interest of $309 resulting in a loss on settlement of debt of $86,834.

During the year ended December 31, 2018, the Company accreted $50,000 of the debt discount to finance costs.

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

On June 18, 2018, the principal balance of $107,500 and accrued interest of $4,005 was reassigned to another unrelated note holder. There were no material changes to the note upon reassignment. Refer to Note 9(aa).

As at December 31, 2018, the carrying value of the note was $Nil and the fair value of the derivative liability was $Nil. During the year ended December 31, 2018, the Company accreted $107,500 of the debt discount to finance costs.

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

During the year ended December 31, 2018, the Company issued 76,381 common shares with a fair value of $369,896 to convert principal balance of $128,000 and accrued interest of $7,734 resulting in a loss on settlement of debt of $234,162.

As at December 31, 2018, the carrying value of the note was $Nil and the fair value of the derivative liability was $Nil. During the year ended December 31, 2018, the Company accreted $128,000 of the debt discount to finance costs.

(r)

On March 2, 2018, the Company issued a convertible promissory note in the principal amount of $25,000, as partial replacement for a convertible promissory note originally issued on June 5, 2017 in the amount of $110,000. Refer to Note 9(g). The note is unsecured, bears interest at 10% per annum, is due on March 2, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The derivative liability applied as a discount on the note was $25,000 and is being accreted over the life of the note.

During the year ended December 31, 2018, the Company issued 11,380 common shares with a fair value of $131,335 for the conversion of $25,000 of principal and accrued interest of $35 resulting in a loss on settlement of debt of $106,300.

During the year ended December 31, 2018, the Company accreted $25,000 of the debt discount to finance costs.

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

During the year ended December 31, 2018, the Company issued 32,769 common shares with a fair value of $346,448 for the conversion of $111,808 of principal and $2,415 of accrued interest resulting in a loss on settlement of debt of $232,226.

As at December 31, 2018, the carrying value of the note was $Nil and the fair value of the derivative liability was $Nil. During the year ended December 31, 2018, the Company accreted $111,808 of the debt discount to finance costs.

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

First Tranche

On March 19, 2018, the Company received $270,000 pursuant to the first tranche of the note, which is $300,000 in the principal amount, net of the original issuance discount of $30,000. The derivative liability applied as a discount on the note was $270,000 and is being accreted over the life of the note.

On August 31, 2018, the Company incurred a default fee of $15,000 subject to conditions of the convertible note dated March 19, 2018 and issued 13,886 common shares with a fair value of $144,417 for the conversion of $15,000 of default fees resulting in a loss on settlement of debt of $129,417.

On August 31, 2018, the principal balance of $300,000 and accrued interest of $15,978 for the first tranche of the note was reassigned to another unrelated note holder. There were no material changes to the note upon reassignment. Refer to Note 9(ac).

As at December 31, 2018, the carrying value of the first tranche of the note was $Nil and the fair value of the derivative liability was $Nil. During the year ended December 31, 2018, the Company accreted $300,000 of the debt discount to finance costs.

Second Tranche

On May 3, 2018, the Company received $146,500, net of $3,500 in legal fees, pursuant to the second tranche of the note, which is $166,667 in the principal amount, net of the original issuance discount of $16,667. The derivative liability applied as a discount on the note was $150,000 and is being accreted over the life of the note.

As at December 31, 2018, the carrying value of the second tranche of the note was $166,667 and the fair value of the derivative liability was $229,951. During the year ended December 31, 2018, the Company accreted $166,667 of the debt discount to finance costs.

Third Tranche

On July 16, 2018, the Company received $125,000, net of $53,500 in legal and financing fees, pursuant to the third tranche of the agreement, which is $198,333 in the principal amount, net of the original issuance discount of $19,833. The derivative liability applied as a discount on the note was $125,000 and is being accreted over the life of the note.

As at December 31, 2018, the carrying value of the third tranche of the note was $181,087 and the fair value of the derivative liability was $231,250. During the year ended December 31, 2018, the Company accreted $181,087 of the debt discount to finance costs.

(u)

In January 2018, the Company issued a convertible promissory note in the principal amount of $15,000 as a commitment fee. The note is unsecured, non-interest bearing until default, is due on August 16, 2018, and is convertible into common shares at a conversion price equal to 75% of the average closing trading price during the previous five trading days prior to conversion date, with a minimum of $0.20.

On March 28, 2018, the Company issued 1,558 common shares with a fair value of $19,937 for the conversion of $10,000 of principal resulting in a loss on settlement of debt of $9,937.

As at December 31, 2018, the carrying value of the note was $5,000 and the fair value of the derivative liability was $2,714.

(v)	During the year ended December 31, 2018, the Company converted a promissory note in the principal amount of $948,043 ($1,231,128 CDN) (as at December 31, 2017 - $981,370 ($1,231,128 CDN)) and accrued interest of $753,100 ($977,976 CDN) (as at December 31, 2017 – $549,886 ($689,832 CDN)) recorded in trade and other payables. The convertible promissory note was unsecured, bore interest at 17.2% per annum, was due on demand, and was convertible into common shares at the average closing price of the 120 days period prior to conversion date. On August 27, 2018, pursuant to a debt exchange agreement, the Company agreed to issue 8 and 950,000 shares of Series B and Series E preferred shares, respectively, for the settlement of this outstanding convertible loan and accrued interest. Refer to Note 12.

(w)	On May 8, 2018, the Company issued a convertible note in the principal amount of $51,500. The note is unsecured, bears interest at 10% per annum, and is due on February 8, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

As at December 31, 2018, the carrying value of the note was $44,223 and the fair value of the derivative liability was $44,543. During the year ended December 31, 2018, the Company accreted $44,223 of the debt discount to finance costs.

(x)

On May 28, 2018 the Company issued a convertible note in the principal amount of $180,000. The note is unsecured, bears interest at 10% per annum, and is due on February 28, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

As at December 31, 2018, the carrying value of the note was $141,522 and the fair value of the derivative liability was $165,742. During the year ended December 31, 2018, the Company accreted $141,522 of the debt discount to finance costs.

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

During the year ended December 31, 2018, the Company issued 53,142 common shares with a fair value of $373,582 for the conversion of $177,643 of principal and $878 of accrued interest resulting in a loss on settlement of debt of $195,061.

As at December 31, 2018, the carrying value of the note was $Nil and the fair value of the derivative liability was $Nil.

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

During the year ended December 31, 2018, the Company issued 61,230 common shares with a fair value of $301,517 for the conversion of $105,000 of principal and $1,606 of accrued interest resulting in a loss on settlement of debt of $194,911.

As at December 31, 2018, the carrying value of the note was $Nil and the fair value of the derivative liability was $Nil.

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

During the year ended December 31, 2018, the Company issued 43,750 common shares with a fair value of $185,200 for the conversion of $66,672 of principal and $5,653 of accrued interest resulting in a loss on settlement of debt of $112,875.

As at December 31, 2018, the carrying value of the note was $102,049 and the fair value of the derivative liability was $53,896. During the year ended December 31, 2018, the Company accreted $162,500 of the debt discount to finance costs.

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

As at December 31, 2018, the carrying value of the note was $75,540 and the fair value of the derivative liability was $305,890. During the year ended December 31, 2018, the Company accreted $75,540 of the debt discount to finance costs.

(ac)

On August 31, 2018, the Company reassigned the first tranche of a convertible note balance from another unrelated party in the principal amount of $315,978. Refer to Note 9(t). The first tranche of the note is unsecured, bears interest at 12% per annum, which is due on demand, and is convertible into common shares at a conversion price equal to the lessor of: (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The deferred financing fees and derivative liability applied as discounts on the reassigned note were fully amortized at the time of the transfer.

As at December 31, 2018, the carrying value of the note was $315,978 and the fair value of the derivative liability was $426,173.

Note 10 – DERIVATIVE LIABILITIES

The Company records the fair value of the of the conversion price of the convertible loans payable disclosed in Note 9 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the year ended December 31, 2018, the Company recorded a gain on the change in fair value of derivative liability of $1,005,458 (December 31, 2017 – $824,986 loss). As at December 31, 2018 and December 31, 2017, the Company recorded derivative liability of $2,188,354 and $1,676,155, respectively.

The following inputs and assumptions were used to value the derivative liabilities outstanding during the period and year ended December 31, 2018 and December 31, 2017 respectively, assuming no dividend yield:

	2018	2017
Expected volatility	180 - 447%	96 - 533%
Risk free interest rate	1.63 - 2.59%	0.11 - 1.76%
Expected life (in years)	0.1 - 1.0	0.1 - 1.0

A summary of the activity of the derivative liabilities is shown below:

$
Balance, January 1, 2017	365,944
Derivative loss due to new issuances	920,999
Extinguishment upon conversion	(435,774)
Mark-to-market adjustment	824,986
Balance, December 31, 2017	1,676,155

Balance, January 1, 2018	1,676,155
Derivative loss due to new issuances	1,517,657
Mark-to-market adjustment	(1,005,458)
Balance, December 31, 2018	2,188,354

Note 11 – MEZZANINE EQUITY

Authorized

5,000,000 shares of redeemable Series C preferred shares, authorized, each having a par value of $0.001 per share. Each share of Series C preferred shares is convertible into 10 shares of common stock.

1,000,000 shares of redeemable Series D preferred shares, authorized, each having a par value of $0.001 per share. Each share of Series D preferred shares is convertible into 5 shares of common stock.

5,000,000 shares of redeemable Series E preferred shares, authorized, each having a par value of $0.001 per share. Each share of Series E preferred shares is convertible into 4 shares of common stock.

Mezzanine equity transactions

The Company designated 5,000,000 shares as Series A Convertible Preferred Stock (“Series A Shares”) and on October 24, 2014 issued 4,309,384 Series A Shares to a company controlled by a director of the Company for conversion of its debt of $5,386,731. The Series A Shares have no general voting rights and carried a 5% per annum interest rate. Series A Shares that are converted to common shares are entitled to the same voting rights as other common shareholders. The Series A Shares were subject to a redemption obligation at $1.25 per common share pursuant to the following terms:

●	On or before August 1, 2016, the Company must complete a financing for gross proceeds of at least $2,500,000 and use at least $1,125,000 to redeem a minimum of 900,000 Series A Shares;

●	On or before September 1, 2016, the Company must complete an additional financing for gross proceeds of at least $2,500,000 and use at least $1,125,000 to redeem a minimum of 900,000 additional Series A Shares; and

●	On or before October 1, 2016, the Company must complete an additional financing for gross proceeds of at least $5,000,000 and use at least $3,140,000 to redeem the remaining 2,509,384 Series A Shares.

During the year ended December 31, 2015, 80,000 Series A Shares with a value of $100,000 were purchased by an unrelated third-party and exchanged for 80,000 shares of common stock of the Company.

The Series A Shares were recorded in the consolidated financial statements as Mezzanine Equity.

On August 27, 2018, pursuant to a debt exchange agreement, the Company agreed to exchange all 4,229,384 issued and outstanding Series A Shares with a fair value of $5,873,481 ($7,627,303 CDN) for 51 shares of Series B and 3,000,000 shares of Series E preferred shares, respectively. The Series B preferred shares are classified as permanent equity. Refer to Note 12. As at December 31, 2018, these Series B and Series E preferred shares have not been issued.

During the year ended December 31, 2018, pursuant to a series of debt exchange agreements, the Company agreed to issue an aggregate of 148,706 shares of Series D preferred shares for the settlement of outstanding accounts payable with a fair value of $91,944. As at December 31, 2018, these Series D preferred shares have not been issued.

During the year ended December 31, 2018, pursuant to a series of debt exchange agreements, the Company agreed to issue an aggregate of 81 shares of Series B and 1,649,908 shares of Series E preferred shares, respectively, for the settlement of outstanding convertible loans with a fair value of $5,609,757 ($7,284,831 CDN). The Series B preferred shares are classified as permanent equity. Refer to Note 12. As at December 31, 2018, these Series B and Series E preferred shares have not been issued.

Note 12 – PREFERRED STOCK

Authorized

On August 27, 2018, the Company amended its Articles of Incorporation to authorize and designate Series A through Series E preferred shares for the collective issuance of up to 14,010,000 shares having a par value of $0.001 per share. The preferred shares are designated as: 3,000,000 Series A preferred shares, 10,000 Series B convertible preferred shares, 5,000,000 Series C convertible preferred shares, 1,000,000 Series D convertible preferred shares and 5,000,000 Series E convertible preferred shares. The Series C, D and E preferred shares are mandatorily redeemable upon a major transaction which includes a change in control. As a result, they are classified as mezzanine equity. Refer to Note 11.

On March 26, 2019, the Company effected a reverse stock split of its shares of common stock on a four thousand (4,000) old for one (1) new basis. Preferred share amounts remained unchanged.

Equity Transactions

During the year ended December 31, 2018 the Company agreed to issue an aggregate of:

●	81 and 1,649,908 shares of Series B and Series E preferred shares, respectively, for the settlement of outstanding convertible loans with a fair value of $5,609,757 ($7,284,831 CDN), of which $3,908,614 ($5,075,727 CDN) was recorded in the consolidated financial statements at a fair value of $Nil. The Company recorded a loss on extinguishment of debt of $3,908,614 in connection with the settlement. The Series E preferred shares are classified as mezzanine equity. Refer to Note 11. As at December 31, 2018, these Series B and Series E preferred shares have not been issued.

●	51 and 3,000,000 shares of Series B and Series E preferred shares, respectively, for the settlement all 4,229,384 issued and outstanding DSG TAG Series A Shares with a fair value of $5,873,481 ($7,627,303 CDN). The Series E preferred shares are classified as mezzanine equity. Refer to Note 11. As at December 31, 2018, these Series B and Series E preferred shares have not been issued.

Note 13 – COMMON STOCK

Authorized

On August 27, 2018, the Company amended its Articles of Incorporation to increase the shares of common stock authorized from 2,000,000,000 to 3,000,000,000.

On March 26, 2019, the Company effected a reverse stock split of its shares of common stock on a four thousand (4,000) old for one (1) new basis. Upon effect of the reverse split, authorized capital decreased from 3,000,000,000 shares of common stock to 750,000 shares of common stock. These consolidated financial statements give retroactive effect to such reverse stock split named above and all share and per share amounts have been adjusted accordingly, unless otherwise noted.

There were 634,971 and 25,485 shares of common stock of the Company issued and outstanding as of December 31, 2018 and 2017, respectively. Each share of common stock is entitled to one (1) vote.

Equity Transactions

During the year ended December 31, 2018 the Company issued an aggregate of:

●	On February 7, 2018, the Company issued 5,186 shares of common stock and on March 19, 2018 the Company issued 7,315 shares of common stock for aggregate cash proceeds of $81,659.

●	On June 5, 2018, the Company issued 188 shares of common stock, with a fair value of $2,250, in connection with a 5% commission granted on referral of sales totaling $45,000.

●	On October 18, 2018, the Company issued 23,750 shares of common stock, with a fair value of $332,500, in connection with an investor relations agreement.

●	The Company issued an aggregate of 572,547 shares of common stock with a fair value of $4,315,958 upon the conversion of $1,302,077 of convertible debentures, accrued interest and finance fees, as noted in Note 9, per the table below:

Date Issued	Common Shares Issued (#)	Fair Value(1)	Converted Balance(2)	Gain (loss) on Conversion
January 2, 2018	1,270	$11,683	$3,733	$(7,950)
January 5, 2018	1,325	10,600	5,300	(5,300)
January 5, 2018	1,334	10,666	2,986	(7,680)
January 9, 2018	1,450	11,600	5,800	(5,800)
January 11, 2018	1,525	15,860	6,100	(9,760)
January 11, 2018	1,539	15,997	3,446	(12,551)
January 12, 2018	1,692	16,911	3,788	(13,123)
January 16, 2018	1,675	13,400	6,701	(6,699)
January 16, 2018	1,776	14,204	3,977	(10,227)
January 17, 2018	1,948	15,581	4,363	(11,218)
January 19, 2018	2,045	18,812	4,580	(14,232)
January 22, 2018	2,045	35,170	4,580	(30,590)
January 23, 2018	2,125	27,200	8,500	(18,700)
January 24, 2018	2,249	29,685	5,038	(24,647)
January 26, 2018	2,468	27,632	5,526	(22,106)
January 31, 2018	2,133	36,678	7,506	(29,172)
January 31, 2018	2,591	27,975	5,802	(22,173)
February 1, 2018	2,591	25,903	5,802	(20,101)
February 6, 2018	1,511	14,501	3,806	(10,695)
February 6, 2018	2,956	28,370	6,620	(21,750)
February 7, 2018	2,821	29,076	10,550	(18,526)
February 8, 2018	1,511	12,084	4,350	(7,734)
February 9, 2018	3,500	32,200	14,000	(18,200)
February 9, 2018	3,653	33,607	8,182	(25,425)
February 12, 2018	3,613	36,124	15,100	(21,024)
February 12, 2018	4,010	40,098	9,543	(30,555)
February 13, 2018	2,450	18,816	9,800	(9,016)
February 14, 2018	3,588	28,696	10,331	(18,365)
February 14, 2018	4,513	36,099	10,740	(25,359)
February 16, 2018	4,917	33,433	9,637	(23,796)
February 20, 2018	3,276	19,654	10,089	(9,565)
February 22, 2018	2,470	15,610	7,064	(8,546)
February 22, 2018	5,326	27,692	9,692	(18,000)
February 28, 2018	3,588	18,652	8,394	(10,258)
February 28, 2018	5,715	29,714	8,000	(21,714)
March 2, 2018	6,179	81,556	8,650	(72,906)
March 5, 2018	1,068	11,099	1,494	(9,605)
March 5, 2018	2,583	26,859	3,616	(23,243)
March 6, 2018	6,137	81,000	13,500	(67,500)
March 6, 2018	6,068	60,671	10,921	(49,750)
March 7, 2018	5,428	54,280	7,599	(46,681)
March 8, 2018	5,946	64,213	8,324	(55,889)
March 8, 2018	3,476	40,318	8,064	(32,254)
March 12, 2018	5,942	64,167	8,318	(55,849)
March 13, 2018	5,244	50,335	11,535	(38,800)
March 14, 2018	6,549	70,726	11,788	(58,938)
March 14, 2018	5,507	57,263	7,708	(49,555)
March 15, 2018	5,669	56,683	7,936	(48,747)
March 19, 2018	8,316	76,501	11,641	(64,860)
March 22, 2018	6,537	52,291	9,151	(43,140)
March 26, 2018	5,825	72,230	8,155	(64,075)
March 27, 2018	4,567	42,016	10,047	(31,969)
March 29, 2018	1,558	19,938	10,000	(9,938)
April 2, 2018	4,580	75,105	18,135	(56,970)
April 5, 2018	11,087	319,277	19,955	(299,322)
April 6, 2018	2,190	21,893	3,941	(17,952)
April 19, 2018	12,050	173,512	66,272	(107,240)
May 14, 2018	18,068	252,948	113,174	(139,774)
May 25, 2018	10,000	112,000	52,800	(59,200)
June 13, 2018	3,250	26,000	9,750	(16,250)
June 13, 2018	10,000	72,000	33,000	(39,000)
June 19, 2018	9,975	59,850	32,918	(26,932)
June 25, 2018	10,840	60,704	28,618	(32,086)
July 2, 2018	3,438	19,250	7,906	(11,344)
July 2, 2018	12,327	69,028	31,186	(37,842)
July 12, 2018	11,000	61,600	25,300	(36,300)
July 23, 2018	4,774	21,006	10,503	(10,503)
July 24, 2018	14,250	62,700	28,500	(34,200)
July 25, 2018	10,626	38,253	21,039	(17,214)
August 2, 2018	18,500	88,800	22,200	(66,600)
August 3, 2018	9,581	45,988	12,647	(33,341)
August 10, 2018	10,399	41,593	13,726	(27,867)
August 23, 2018	2,723	23,956	4,192	(19,764)
September 4, 2018	13,887	116,644	15,000	(101,644)
September 10, 2018	17,073	122,922	26,292	(96,631)
September 10, 2018	10,792	43,167	12,950	(30,217)
September 25, 2018	21,250	95,200	32,725	(62,475)
October 5, 2018	16,352	77,834	35,974	(41,860)
October 17, 2018	18,121	79,729	31,892	(47,837)
October 24, 2018	15,132	54,474	26,632	(27,842)
October 24, 2018	22,500	90,000	39,600	(50,400)
November 2, 2018	9,705	34,936	14,945	(19,991)
November 7, 2018	43,428	121,598	86,856	(34,742)
December 28, 2018	8,851	31,861	15,576	(16,285)
Total	572,547	$4,315,958	$1,302,077	$(3,013,881)

(1)	Fair values are derived based on the closing price of the Company’s common stock on the date of the conversion notice.

(2)	Converted balance includes portions of principal, accrued interest, derivative liabilities, financing fees and interest penalties converted upon the issuance of shares of common stock.

During the year ended December 31, 2017:

●	On February 15, 2017, the Company issued 563 shares of common stock, with a fair value of $562,500, in connection with an investor relations agreement.

●	On April 6, 2017, the Company issued 138 shares of common stock, with a fair value of $198,000, in connection with a commitment fee granted convertible note issued on April 3, 2017, see Note 9.

●	On April 7, 2017, the Company issued 125 shares of common stock for cash proceeds of $50,000.

●	The Company issued an aggregate of 17,072 shares of common stock with a fair value of $797,287 upon the conversion of convertible debentures and accrued interest, as noted in Note 9, per the table below:

Date Issued	Common Shares Issued (#)	Fair Value(1)	Converted Balance(2)	Gain (loss) on Conversion
April 3, 2017(3)	131	$26,252	$26,252	$-
May 4, 2017	750	150,000	150,000	-
May 8, 2017	25	42,000	35,000	(7,000)
May 25, 2017	53	71,400	73,500	2,100
July 24, 2017	200	40,000	63,007	23,007
July 28, 2017	125	21,500	15,356	(6,144)
September 7, 2017	188	22,575	21,936	(639)
October 10, 2017	250	34,000	6,821	(27,179)
October 11, 2017	354	42,456	22,273	(20,183)
October 11, 2017	188	25,500	22,019	(3,481)
October 18, 2017	531	8,494	6,508	(1,986)
October 19, 2017	1,100	43,200	41,874	(1,326)
October 19, 2017	557	26,753	28,795	2,042
October 20, 2017	557	11,147	11,358	211
October 23, 2017	610	19,524	21,849	2,325
October 25, 2017	675	16,200	15,251	(949)
October 26, 2017	448	12,540	14,789	2,249
October 27, 2017	750	21,000	19,479	(1,521)
October 27, 2017	754	21,122	24,056	2,934
October 31, 2017	625	17,505	17,998	493
October 31, 2017	750	21,000	19,479	(1,521)
November 2, 2017	375	8,996	10,704	1,708
November 7, 2017	917	18,335	32,478	14,143
November 13, 2017	754	18,104	20,704	2,600
November 22, 2017	1,000	12,002	21,711	9,709
December 27, 2017	1,050	12,600	9,142	(3,458)
December 27, 2017	1,050	13,420	6,062	(7,358)
December 29, 2017	1,150	9,200	3,920	(5,280)
December 29, 2017	1,155	10,462	12,816	2,354
Total	17,072	$797,287	$775,137	$(22,150)

(1)	Fair values are derived based on the closing price of the Company’s common stock on the date of the conversion notice.
(2)	Converted balance includes portions of principal, accrued interest, derivative liabilities, financing fees and interest penalties converted upon the issuance of shares of common stock.
(3)	No gain/loss was recorded on conversion as the loan holder is a related party.

Note 14 – RELATED PARTY TRANSACTIONS

As at December 31, 2018, the Company owed $139,835 ($190,764 CDN) (December 31, 2017 - $204,929 ($257,084 CDN)) to the President, CEO, and CFO of the Company for management fees and salaries, which has been recorded in trade and other payables. The amounts owed and owing are unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2018 the Company incurred $200,000 (2017 - $200,000) in salaries to the President, CEO, and CFO of the Company.

As at December 31, 2018, the Company owes $Nil (2017 - $52,838) to the Senior Vice President of Global Sales of the Company, which has been recorded in trade and other payables. The amount owing is unsecured, non-interest bearing, and due on demand.

As at December 31, 2018, the Company owed $12,791 ($17,450 CDN) (December 31, 2017 - $22,280 ($27,950 CDN)) to a company controlled by the son of the President, CEO, and CFO of the Company for subcontractor services. The balance owing has been recorded in trade and other payables. The amount owing is unsecured, non-interest bearing, and due on demand.

Note 15 – COMMITMENTS

Lease Obligations

On June 1, 2018, the Company signed a two year operating lease agreement expiring on May 31, 2020 with the right to renew for an additional two year term if written notice is provided within 120 days prior to the expiration of the current term. The annual rent for the premises in Canada is approximately $46,552 CDN and commenced on July 1, 2018.

Product Warranties

Previously, the Company’s product warranty costs are part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold were generally covered by a warranty for a period of one year. During the year ending December 31, 2018, the Company’s warranty policy change to generally cover a period of two years which is also covered by the manufacturer warranty. Thus any warranty costs incurred by the Company are immaterial. Due to this, as of December 31, 2018, the Company has reserved $Nil (December 31, 2017 - $165,523) for future warranty costs. The Company’s past experience with warranty related costs was used as a basis for the reserve. During the year ended December 31, 2018, the Company recorded a warranty recovery of $89,037 (2017 – warranty expense of $90,284) for the write down of the warranty reserve.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Year ended	Year ended
	December 31, 2018	December 31, 2017
Opening balance	$165,523	$111,715
Accruals for product warranties issued in the period	-	99,699
Adjustments to liabilities for pre-existing warranties	(71,284)	(45,891)
Write down warranty for change in policy	(94,239)	-
Ending liability	$-	$165,523

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

Note 16 – CONTINGENCIES

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at December 31, 2018, included in trade and other payables is $46,533 related to this unpaid invoice, interest and legal fees.

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, and legal fees incurred by Coastal with respect to the lawsuit. This action is still pending. As at December 31, 2018, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

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

On February 9, 2017, the Company received a notice of default from Auctus Fund LLC (“Auctus”), on a 12% convertible promissory note issued to the Company in the principal amount of $75,000 and commenced a lawsuit on February 2, 2018 in the United States District Court, District of Massachusetts. Auctus alleges that the Company failed to honor a conversion notice under the terms of the note, and thus giving rise to an event of default. Auctus seeks damages in excess of $306,681, which consists of the principal amount of the note, liquidated damages, and default interest, and legal fees incurred by Auctus with respect to the lawsuit. On June 1, 2018 the remaining $58,167 note balance, including principal and interest, was reassigned to another unrelated note holder and the note was extinguished. Refer to Note 9(e) and 9(z).

On April 9, 2018, the Company received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleges that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ seeks damages in excess of $200,000 but not more than $1,000,000, which consists of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. This action is still pending. As at December 31, 2018, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

Note 17 – REVISION OF PRIOR YEAR FINANCIAL STATEMENTS

While preparing the interim condensed consolidated financial statements for the period ending March 31, 2018, the Company noted that there was a revision of the fair value of the derivative liabilities and during the period ended June 30, 2018, determined that no non-controlling interest exists. Accordingly, the Company has revised its consolidated financial statements as at and for the year ended December 31, 2017 to reflect the change in fair value of derivative liabilities and retained earnings during the period and the fair value of the derivative liabilities and retained earnings as at December 31, 2017. This revision resulted in an increase to deficit of $1,819,564, an increase to net loss of $484,759, an increase to comprehensive loss of $720,424 and an increase to net loss per share of $43.89. There was no impact on the consolidated statement of cash flows. In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company has determined that the impact of adjustments relating to the correction of this accounting error was derived from an estimate, has no impact on compliance with regulatory requirements or loan covenants, and has no impact on the Company’s cash flows. Accordingly, these changes are disclosed herein and have been disclosed prospectively.

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

Note 18 – INCOME TAX

For the years ended December 31, 2018 and 2017, there is $Nil and $Nil current and deferred income tax expense, respectively, reflected in the Statement of Operations.

The following are the components of income before income tax reflected in the Statement of Operations for the years ended December 31, 2018 and 2017:

Component of Loss Before Income Tax

	December 31, 2018	December 31, 2017
Loss before income tax	$(9,825,404)	$(4,116,821)
Income Tax	$-	$-
Effective tax rate	21.0%	21.0%

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”), which reduced the corporate tax rate for businesses from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, the Company reduced the deferred tax asset balance as of December 31, 2017 by $4,257,379. Due to the Company’s full valuation allowance position, there was no net impact on the Company’s income tax provision at December 31, 2017 as the reduction in the deferred tax asset balance was fully offset by a corresponding decrease in the valuation allowance.

As of December 31, 2018, the Company had net operating losses of $42,054,821 (2017 - $30,409,853) to offset future taxable income in Canada and the United Kingdom. The deferred tax assets at December 31, 2018 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 19 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended
	December 31, 2018	December 31, 2017

Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$-	$29,952

Non-cash investing and financing transactions:
Convertible debenture issued for financing fees	$15,000	$-
Shares issued for convertible loans payable	$4,343,730	$771,035
Preferred shares issued in exchange for mezzanine preferred shares and accrued interest	$1,751,740	$-
Preferred shares issued in exchange for convertible debt and accrued interest	$3,120,992	$-
Mezzanine preferred shares issued in exchange for mezzanine preferred shares and accrued interest	$4,121,741	$-
Mezzanine preferred shares issued in exchange for convertible debt and accrued interest	$2,488,765	$-
Preferred shares issued for accounts payable	$91,944	$-
Shares issued for convertible related party payable	$-	$26,252
Returnable shares issued for commitment fee	$-	$198,000

Note 20 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to the year ended December 31, 2018 through May 24, 2019 for transactions and other events that may require adjustment of and/or disclosure in such consolidated financial statements.

On April 26, 2019, the Company entered into a note purchase and assignment agreement (the “Assignment Agreement”) with two unrelated parties pursuant to a certain secured inventory convertible note issued on March 19, 2018 in the principal amount of $900,000. Refer to Note 9(t). Pursuant to the Assignment Agreement, the Seller desires to sell the balance owing under the Second and Third tranche of the original note in four separate closings on April 26, May 22, June 24, and July 24, 2019 totaling $84,396, $85,838, $120,490 and $122,866, respectively (consisting of $375,804 principal and $37,786 of accrued interest).

Subsequent to December 31, 2018, the Company issued:

●	55,915 shares of common stock to settle outstanding convertible debentures

●	17 shares of common stock for reverse stock split rounding errors

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our CEO and CFO, has assessed the effectiveness of the internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2018 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth information about our director and executive officer as of the date of this report:

NAME	AGE	POSITION	DATE FIRST ELECTED OR APPOINTED

Robert Silzer	72	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer	May 6, 2015 (as President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer) June 16, 2015 (as Director)

Stephen Johnston	67	Director	June 16, 2015

James Singerling	74	Director	June 16, 2015

Jason Sugarman	47	Director	June 16, 2015

Rupert Wainwright(1)	57	Former Director	June 16, 2015

(1) Rupert Wainwright resigned from his position as director in February 2018.

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

Robert Silzer, Director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

Robert Silzer has over 20 years’ experience in the GPS tracking and fleet solutions industries. He is the founder of DSG TAG Systems Inc. and has served as Chief Executive Officer of DSG TAG since its inception in April, 2008. Mr. Silzer is a product designer who has developed multiple new product concepts and successfully introduced these products to market including the world’s first handheld bingo gaming unit, the first handheld and color handheld GPS golf units and the first Wi-Fi enabled GPS golf business solution. Prior to establishing DSG TAG, Mr. Silzer’s designed and a total golf solution that addressed the growing needs in Golf Course management. Through a series of mergers and acquisitions different companies with diversified hardware and software platforms, he founded GPS Industries (“GPSI”) in 1996, serving as its president, CEO, Chairman and director until 2007. Under his leadership, it became the largest operator of golf GPS systems in the world and with a remarkable 750 golf courses worldwide using the installed system. Prior to founding GPSI, Mr. Silzer founded XGA, an online golf store and website company in 1993. He also founded Advanced Gaming Technology, Inc. in 1992, an electronic gaming company, where he served as Chief Executive Officer until 1998. From 1986 to 1992, Mr. Silzer founded and operated the private company Supercart International. With over 30 years as an entrepreneur in the technology and other markets, Mr. Silzer has developed expertise in taking companies to market, growing start-up business, initial public offerings, raising funds, operations, marketing and international licensing.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

We believe that our board of directors is capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our sole officer does not believe that it is necessary to have such committees because believes the functions of such committees can be adequately performed by the members of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table — Fiscal Years of DSG Global Inc. Years Ended December 31, 2018 & 2017

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	our principal financial officer;

(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2018 and 2017; and

(d)	up to two additional individuals for whom disclosure would have been provided under (c) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

EXECUTIVE SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Silzer,	2018	200,000	Nil	Nil	Nil	Nil	Nil	Nil	200,000
Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer	2017	200,000	Nil	Nil	Nil	Nil	Nil	Nil	200,000

As of December 31, 2018, we had no employment agreements with any of our executive officers or employees.

Summary of Employment Agreements and Material Terms

We have not entered into any employment or consulting agreements with any of our current officers, directors, or employees.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2018 and 2017 of DSG Global, Inc.

For the years ended December 31, 2018 and 2017, no director or executive officer of DSG Global, Inc. has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

The particulars of the compensation paid to each of our director during our fiscal years ended December 31, 2018 are set out in the following summary compensation table, except that no disclosure is provided for any director who’s also a named executive officer and whose compensation is fully reflected in the above Executive Summary Compensation Table:

DIRECTOR COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Johnston,	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
James Singerling,	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Jason Sugarman,	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Rupert Wainwright,	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2018 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Officers and Directors
Robert Silzer 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director, president, chief executive officer, chief financial officer, secretary, and treasurer	Common Stock	2,018		0.32%
Keith Westergaard 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Former Director	Common Stock	813	(3)	0.13%
Jason Sugarman 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock		(4)	(4)
Rupert Wainwright 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Former Director	Common Stock		(4)	(4)
Stephen Johnston 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock		(4)	(4)
James Singerling 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock		(4)	(4)
All officers and directors as a group		Common stock, $0.001 par value	2,831		0.45%
5%+ Security Holders
616796 BC Ltd.	n/a	Common Stock	43,428		6.85%
Cede & Co	n/a	Common Stock	61,547		9.7%
All 5%+ Security Holders		Common stock, $0.001 par value	104,975		16.55%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Percentages are based on 634,471 shares of our Company’s common stock issued and outstanding; as of the date of this report there were 690,403 common stock issued and outstanding.

(3)	The 813 common shares are held by Westergaard Holdings Ltd. Keith Westergaard has voting and dispositive control over securities held by Westergaard Holdings Ltd.

(4)	None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons of DSG Global Inc.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

As at December 31, 2018, we owed $139,835 ($190,764 CDN) (December 31, 2017 - $205,963 ($258,381 CDN)) to our Director and sole Officer, Robert Silzer, for management fees and salaries, $12,791 ($17,450 CDN) (December 31, 2017 - $22,280 ($27,950 CDN)) to a company controlled by Robert Silzer, Jr., the son of Robert Silzer, our Director and sole Officer for subcontractor services, and $Nil (2017 - $52,838 to the Senior Vice President of Global Sales of the Company of which have been recorded in trade and other payables. The amounts owed and owing are unsecured, non-interest bearing, and due on demand.

On September 26, 2014 DSG TAG entered into a Subscription and Debt Settlement Agreement (as amended on October 7, 2014) whereby Westergaard Holdings Ltd., a corporation owned and controlled by our current director Keith Westergaard, purchased: (i) 4,229,384 Series A Preferred Shares of DSG TAG at a deemed price of $1.25 per share in consideration for the settlement of $5,386,731 in debt payable to Westergaard Holdings; and (ii) 2,001,735 common shares of DSG TAG at a deemed price of $0.25 per share in consideration of $2,502,168.23 in interest and expenses accrued in respect of the debt. Until such time as all Series A Shares had been redeemed by DSG TAG, Westergaard Holdings may have converted any or all of its remaining Series A Shares and accrued interest into common shares of DSG Global at $1.25 per share.

Pursuant to the Agreement, DSG TAG agreed to complete a going public transaction by share exchange within 60 days of the Agreement, and a private placement financing of not less than $5,000,000 in gross proceeds within 60 days of going public., the Company shall have completed a financing for gross proceeds of at least $5,000.000. DSG TAG agreed to pay $2,500,000 of the financing proceeds to Westergaard Holdings to redeem 2,000,000 of the Series A Preferred Shares at the deemed redemption price of $1.25 per share. DSG TAG further agreed to raise additional gross proceeds of $5,000,000 and to redeem an additional 2,000,000 Series A Preferred Shares from Westergaard Holdings (at a redemption price of $1.25 per share or $2,500,000 in the aggregate). within 150 days following the going public transaction. Subsequent to the Agreement, DSG TAG completed its going public transaction on May 6, 2015 but did not raise sufficient capital to redeem the Series A Preferred Shares. The Subscription and Debt Settlement Agreement was subsequently amended by letter of agreement dated December 31, 2015, as described below.

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

As described in Note 11 of the consolidated financial statements above, on August 27, 2018, pursuant to a debt exchange agreement, the Company agreed to exchange all 4,229,384 issued and outstanding DSG TAG Series A Shares with a fair value of $5,873,481 ($7,627,303 CDN), for 51 and 3,000,000 shares of Series B and Series E preferred shares, respectively.

On March 31, 2015, DSG entered into an agreement with Adore Creative Agency Inc., a corporation owned by our director Rupert Wainwright pursuant to which Adore will provide marketing services to DSG. The terms included cash payment of $17,500 and a note in the amount of $310,000, with 5% interest per annum, convertible at the election of the holder into 248,000 common shares in the capital stock of DSG Global, Inc. at a price of $1.25 per share, maturing on March 30, 2016. As of December 31, 2018, 100% of the marketing services have been expensed in the amount of $310,000.

On April 6, 2016, DSG TAG entered into a loan agreement with Westergaard Holdings Ltd. a corporation owned by our director Keith Westergaard, pursuant to which we raised proceeds of $120,000 CAD. DSG TAG agrees to pay the loan plus fees no later than the final due date of July 6, 2016. The fees for service are as follows: (a) DSG TAG agrees to pay a fee for service equal to 5% of the amount of the loan or $6,000 CAD if the loan is paid in full, including fees on or before May 6, 2016; (b) DSG TAG agrees to pay a fee for service equal to 10% of the amount of the original loan, or $12,000 CAD if the loan is paid in full, including fees, between May 7, 2016 and June 5, 2016; and (c) DSG TAG agrees to pay a fee for service equal to 20% of the amount of the original loan, or $24,000 CAD if the loan is paid full, including fees, between June 6, 2016 and July 5, 2016. DSG TAG agrees to pay partial payments towards the principal amount of the loan and fees. DSG TAG agrees that fees will be charged on the initial amount of the loan. On August 1, 2018, the loan and all accrued interest was assigned to 616796 BC Ltd.

On December 16, 2016, a convertible loan was received by Brent Silzer, the son of our President and CEO Robert Silzer, in the amount of $29,791 (CAD $40,000). Interest is 8% annual rate for one month and 4% monthly rate thereafter if not paid by January 15, 2017. The note is convertible at $200 per share. On April 3, 2017, this convertible loan and all unpaid interest and penalties was settled in cash of CDN$45,500 and the issuance of 132 common shares pursuant to a debt settlement and subscription agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees, Audit Related Fees, and All Other Fees

The following represents fees for professional services rendered by our independent registered public accounting firm for each of the years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees	$66,220	$52,800
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$66,220	$52,800

Lichter, Yu and Associates has served as our independent registered public accounting firm from September 2014 to October 2017.

Saturna Group Chartered Professional Accountants, LLP has served as our independent registered public accounting firm from October 2017 to January 2019.

Buckley Dodds, LLP is our independent registered public accounting firm since March 2019.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2019	DSG Global Inc.

	By:	/s/ Robert Silzer
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

Signature	Title	Date

/s/ Robert Silzer	Chief Executive Officer, Chief Financial Officer and Chairman of the	May 23, 2019
Robert Silzer	Board of Directors (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Stephen Johnston	Director	May 23, 2019
Stephen Johnston

/s/ James Singerling	Director	May 23, 2019
James Singerling

/s/ Jason Sugarman	Director	May 23, 2019
Jason Sugarman

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.1.6	Certificate of Change of the Registrant	8-K	3.1	03-26-19

3.1.7	Certificate of Correction of the Registrant	8-K	3.2	03-26-19

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1	Subscription Agreement / Debt Settlement, dated September 26, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.1	08-17-15

10.2	Addendum to Subscription Agreement / Debt Settlement, dated October 7, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.2	08-17-15

10.3	Second Addendum to Subscription Agreement / Debt Settlement, dated April 29, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.3	08-17-15

10.4	Third Addendum to Subscription Agreement / Debt Settlement, dated August 11, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.4	08-17-15

10.5	Letter from Westergaard Holdings Ltd., dated September 1, 2015, extending dates of redemption obligations.	8-K	10.1	09-08-15

EX-1

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith

10.6	Letter from Westergaard Holdings Ltd., dated November 10, 2015, extending dates of redemption obligations	10-Q	10.1	11-13-15

10.7	Letter fromWestergaard Holdings Ltd., dated December 31, 2015, extending dates of redemption obligations	8-K	10.1	03-09-16

10.8	Convertible Note of DSG TAG Systems Inc., dated March 31, 2015, payable to Adore Creative Agency, Inc.	8-K	10.5	08-14-15

10.9	Convertible Note Agreement, dated August 25, 2015, between the Registrant and Jerry Katell, Katell Productions, LLC and Katell Properties, LLC	10-Q	10.2	11-13-15

10.10	Agreement (TAG Touch) dated February 15, 2014 between DSG TAG Systems Inc. and DSG Canadian Manufacturing Corp.	8-K	10.10	05-06-15

10.11	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A.Bosa & Co (Kootenay) Ltd.	10-K	10.11	05-02-16

10.12	Lease agreement (Modified), dated January 21, 2016 and February 1, 2016 between DSG TAG Systems Inc. and Benchmark Group	10-K	10.12	05-02-16

10.13	Loan agreement, dated February 11, 2016 between DSG TAG Systems Inc. and Jeremy Yaseniuk	10-K	10.13	05-02-16

10.14	Loan agreement, dated March 31, 2016 between DSG TAG Systems Inc. and E. Gary Risler	10-K	10.14	05-02-16

10.15	Letter from Westergaard Holdings Ltd., dated April 29, 2016	10-K	10.15	05-20-16

10.16	Security purchase agreement between DSG Global Inc. and Coastal Investment Partners, dated November 7 2016	8-K	10.16	11-15-16

10.17	Letter of Resignation by Board Member Keith Westergaard	10-Q	10.17	12-16-16

21	List of Subsidiary:	10-K	21.1	05-02-16

EX-2

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101*	Interactive Data File

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#*	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

EX-3