Form 10-Q
period 2019-03-31
DSG Global Inc.
filed 2019-06-17
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

As March 31, 2019, the issuer had 690,403 shares of common stock issued and outstanding.

DSG GLOBAL, INC.
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited consolidated interim financial statements of DSG Global Inc. as at March 31, 2019, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31, 2019 AND DECEMBER 31, 2018

(Expressed in U.S. dollars)

(UNAUDITED)

	March 31, 2019	December 31,
	(unaudited)	2018
ASSETS
CURRENT ASSETS
Cash	$43,017	$5,059
Trade receivables, net	235,303	139,400
Inventories, net of inventory allowance of $146,687 and $146,292, respectively	158,973	141,296
Prepaid expenses and deposits	89,533	47,484
TOTAL CURRENT ASSETS	526,826	333,239

NON-CURRENT ASSETS
Intangible assets, net	14,982	15,289
Fixed assets, net	42,479	869
Equipment on lease, net	3,388	3,316
TOTAL NON-CURRENT ASSETS	60,849	19,474

TOTAL ASSETS	$587,675	$352,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$2,273,040	$1,897,530
Deferred revenue	110,064	215,662
Operating lease liability	34,124	-
Convertible note payable to related party	310,000	310,000
Loans payable	979,791	795,588
Derivative liability	8,949,271	2,188,354
Convertible loans payable, net of unamortized discount of $206,618 and $213,461, respectively	1,716,256	1,613,912
TOTAL CURRENT LIABILITIES	14,372,546	7,021,046

NON-CURRENT LIABILITIES
Operating lease liability (non-current)	6,093	-
TOTAL NON-CURRENT LIABILITIES	6,093	-
TOTAL LIABILITIES	14,378,639	7,021,046

Going concern (Note 2)
Commitments (Note 17)
Contingencies (Note 18)
Subsequent events (Note 19)

MEZZANINE EQUITY
Redeemable preferred stock, (2019 and 2018 - to be issued)	$6,702,450	$6,702,450

STOCKHOLDERS’ DEFICIT
Preferred stock to be issued	4,872,732	4,872,732
Common stock, $0.001 par value, 750,000 shares authorized, (2018 - 750,000); 690,403 issued and outstanding (2018 - 634,471)	690	634
Additional paid in capital	22,535,042	22,415,121
Discounts on common stock	(69,838)	(69,838)
Other accumulated comprehensive income	1,395,754	1,465,389
Accumulated deficit	(49,227,794)	(42,054,821)
TOTAL STOCKHOLDERS’ DEFICIT	(20,493,414)	(13,370,783)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$587,675	$352,713

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Expressed in U.S. dollars)

(UNAUDITED)

	2019	2018

Revenue	$501,424	$110,896
Cost of revenue	306,068	18,329
Gross profit	195,356	92,567

Operating Expenses
Compensation expense	135,083	208,628
General and administration expense	227,756	358,013
Bad debt	1,424	28,893
Depreciation and amortization expense	9,921	6,694
Total operating expense	374,184	602,228
Loss from operations	(178,828)	(509,661)

Other Income (Expense)
Foreign currency exchange	17,637	(560,666)
Unrealized loss on derivative instruments, net	(6,635,917)	(5,616,261)
Loss on extinguishment of debt	(74,109)	(1,395,267)
Finance costs	(301,756)	(740,562)
Total Other Expense	(6,994,145)	(8,312,756)

Net loss	(7,172,973)	(8,822,417)

Net loss per share

Basic and Diluted:
Basic	$(11.02)	$(85.88)
Diluted	$(11.02)	$(85.88)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	651,126	102,729
Diluted	651,126	102,729

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

5

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Expressed in U.S. dollars)

(UNAUDITED)

	2019	2018

Net loss	$(7,172,973)	$(8,822,417)
Other comprehensive income

Change in foreign currency translation adjustments	(69,635)	641,091

Comprehensive loss	$(7,242,608)	$(8,181,326)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AS AT MARCH 31, 2019 AND DECEMBER 31, 2018

(Expressed in U.S. dollars)

(UNAUDITED)

	Common Stock				Preferred Stock
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Accumulated Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2017	25,485	$25	$17,613,525	$-	$-	$873,250	$(32,229,417)	$(13,742,617)

Shares issued for cash	12,501	12	81,647	-	-	-	-	81,659
Shares issued for services	23,750	24	332,476	-	-	-	-	332,500
Shares issued for commission	188	-	2,250	-	-	-	-	2,250
Shares issued on conversion of debt	572,547	573	4,385,223	(69,838)	-	-	-	4,315,958
Preferred shares to be issued for restructure of debt	-	-	-	-	4,872,732	-	-	4,872,732
Net loss for the period	-	-	-	-	-	592,139	(9,825,404)	(9,233,265)

Balance, December 31, 2018	634,971	$634	$22,415,121	$(69,838)	$4,872,732	$1,465,389	$(42,054,821)	$(13,370,783)

Shares issued on conversion of debt	55,932	56	119,921	-	-	-	-	119,977
Net loss for the period	-	-	-	-	-	(69,635)	(7,172,973)	(7,242,608)

Balance, March 31, 2019	690,403	$690	$22,535,042	$(69,838)	$4,872,732	$1,395,754	$(49,227,794)	$(20,493,414)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Expressed in U.S. Dollars)

(UNAUDITED)

	2019	2018

Net loss	$(7,172,973)	$(8,822,417)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,921	6,694
Change in inventory allowance	(2,760)	-
Non-cash financing costs	12,500	229,134
Accretion of discounts on debt	173,656	382,109
Accretion of operating lease liability	1,388	-
Change in fair value of derivative liabilities	6,635,917	5,616,261
Reserve for bad debt	1,418	28,893
Loss on extinguishment of debt	74,109	1,395,267
Unrealized foreign exchange loss (gain)	(89,570)	579,080
(Increase) decrease in assets:
Trade receivables, net	(92,279)	(72,434)
Inventories	(11,869)	(29,253)
Prepaid expense and deposits	(46,567)	(43,072)
Related party receivable	-	1,034
Increase (decrease) in current liabilities:
Trade payables and accruals	385,118	118,575
Warranty reserve	-	82,647
Deferred revenue	(105,598)	(27,822)
Net cash used in operating activities	(227,589)	(555,304)

Cash flows from financing activities:
Proceeds from issuing shares	-	81,659
Payments on operating lease liability	(9,453)	-
Proceeds from notes payable	275,000	615,500
Net cash provided by financing activities	265,547	697,159

Net increase in cash and cash equivalents	37,958	141,855
Cash and cash equivalents at beginning of period	5,059	5,488

Cash and cash equivalents at the end of the period	$43,017	$147,343

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$-	$-

Supplemental schedule of non-cash financing activities:
Shares issued for services	$-	$15,000
Shares issued for convertible notes payable	$119,977	$1,803,141

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – ORGANIZATION

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

Note 2 – GOING CONCERN

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2019, the Company has a working capital deficit of $13,845,720 and has an accumulated deficit of $49,227,794 since inception. Furthermore, the Company incurred a net loss of $7,172,973 and used $227,589 of cash flows for operating activities during the three months ended March 31, 2019. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2018. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Principles of Consolidation

The interim condensed consolidated financial statements include the accounts of DSG Global Inc. and its subsidiary DSG Tag, and its wholly owned subsidiary DSG UK, collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined. New estimates in the period relate to determining the Company’s estimated incremental borrowing rate in recognizing right-of-use assets and lease liabilities. Differences in the estimated incremental borrowing rate could result in materially different lease liabilities and right-of-use assets.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessors to classify leases as a sales-type, direct financing, or operating lease and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements.

The Company adopted the new standard effective January 1, 2019 and elected the modified retrospective for the transition. The Company elected the following practical expedients:

●	Transition method practical expedient – permits the Company to use the effective date as the date of initial application. Upon adoption, the Company did not have a cumulative-effect adjustment to the opening balance of retained earnings. Financial information and disclosures for periods before January 1, 2019 were not updated.

●	Package of practical expedients – permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. This allowed the Company to continue classifying its leases at transition in substantially the same manner.

●	Single component practical expedient – permits the Company to not separate lease and non-lease components of leases. Upon transition, rental income, expense reimbursement, and other were aggregated into a single line within rental and other revenues on the condensed consolidated statement of operations.

●	Short-term lease practical expedient – permits the Company not to recognize leases with a term equal to or less than 12 months.

Lessee Accounting

The new standard requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating at inception, with classification affecting the pattern and recording of expenses in the statement of operations. Upon transition the Company recognized lease assets and lease liabilities principally for its office lease. When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its incremental borrowing rate at January 1, 2019. The weighted-average incremental borrowing rate applied was 11.98%. Refer to Notes 5 and 11.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

Note 4 – TRADE RECEIVABLES, NET

As of March 31, 2019, and December 31, 2018, trade receivables consist of the following:

	March 31, 2019	December 31, 2018
Accounts receivables	$282,502	$184,214
Allowance for doubtful accounts	(47,199)	(44,814)
Total trade receivables, net	$235,303	$139,400

Note 5 – FIXED ASSETS AND EQUIPMENT ON LEASE

As of March 31, 2019 and December 31, 2018, fixed assets consisted of the following:

	March 31, 2019	December 31, 2018
Furniture and equipment	$15,937	$20,509
Computer equipment	24,967	28,460
Right-of-use lease asset	51,203	-
Accumulated depreciation	(49,628)	(48,100)
	$42,479	$869

As of March 31, 2019 and December 31, 2018, equipment on lease consisted of the following:

	March 31, 2019	December 31, 2018
Tags	$123,608	$120,998
Text	27,319	26,743
Touch	22,630	22,152
Accumulated depreciation	(170,169)	(166,577)
	$3,388	$3,316

For the three months ended March 31, 2019 and 2018, total depreciation expense for fixed assets and leased equipment was $9,614 and $6,411, respectively.

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Intangible asset – Patent	$22,353	$22,353
Accumulated depreciation	(7,371)	(7,064)
	$14,892	$15,289

The estimated useful life of the patent is 20 years. Patents are amortized on a straight-line basis. For the three months ended March 31, 2019 and 2018, total depreciation expense was $307 and $283, respectively.

Note 7 – TRADE AND OTHER PAYABLES

As of March 31, 2019, and December 31, 2018, trade and other payables consist of the following:

	March 31, 2019	December 31, 2018
Accounts payable	$1,202,074	$978,770
Accrued expenses	256,621	245,737
Accrued interest	811,892	686,354
Other liabilities	2,453	(13,331)
Total payables	$2,273,040	$1,897,530

Note 8 – LOANS PAYABLE

As of March 31, 2019 and December 31, 2018, loans payable consisted of the following:

Loans Payable	March 31, 2019	December 31, 2018

Unsecured, due on demand, interest at 15% per annum	$187,210	$183,258
Unsecured, due on demand, interest at 36% per annum	45,797	44,830
Unsecured, loan payable, due on demand, interest at 18% per annum	317,500	317,500
Unsecured, loan payable, interest 10% per annum, with a minimum interest amount of $25,000, due on demand.	250,000	250,000
Unsecured share-settled debt, interest at 4.99% per month, due on May 7, 2019.	179,284	-

	$979,791	$795,588

On March 8, 2019, the Company entered into a convertible bridge loan agreement (the “Share-Settled Loan”). The Share-Settled Loan bears interest at 4.99% per month, was due in 60 days on May 7, 2019 and is convertible into restricted common shares of the Company at the lender’s option at the market price per share less a 30% discount to market. The Company has accounted the Share-Settled Loan as share-settled debt. It is initially recognized at its fair value and accreted to its share-settled redemption value of $214,286 over the term of the debt. At March 31, 2019, the carrying value consists of principal of $150,000 and accumulated accretion of $29,284. The Share-Settled Loan was not repaid on May 7, 2019 and is in default.

Note 9 – CONVERTIBLE NOTES

As of March 31, 2019 and December 31, 2018, convertible loans payable consisted of the following:

Related Party Convertible Loans Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at March 31, 2019, the carrying value of the convertible promissory note was $310,000 (December 31, 2018 - $310,000).

Third Party Convertible Loans Payable

(b)	On August 25, 2015, the Company issued a convertible promissory note in the principal amount of $250,000. The convertible promissory note is unsecured, bears interest at 10% per annum, is due on demand, and is convertible at $7,000 per share. As at March 31, 2019, the carrying value of the convertible promissory note was $250,000 (December 31, 2018 - $250,000).

(c)	On November 7, 2016, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company was provided with proceeds of $125,000 on November 10, 2016 in exchange for the issuance of a secured convertible promissory note in the principal amount of $138,889, which was inclusive of an 8% original issue discount and bears interest at 8% per annum to the holder. The convertible promissory note matures nine months from the date of issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $480 or the closing price of the Company’s common stock on the conversion date. In addition, under the same terms, the Company also issued a secured convertible note of $50,000 in consideration for proceeds of $10,000 and another secured convertible note of $75,000 in consideration for proceeds of $10,000. Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes for consideration of $1 each at any time prior to the maturity date in the event that the convertible promissory note is exchanged or converted into a revolving credit facility with the lender, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility.

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

As at March 31, 2019, the carrying value of the note was $245,889 (December 31, 2018 - $245,889) and the fair value of the derivative liability was $1,521,870 (December 31, 2018 - $606,710).

(d)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. The note is unsecured, bears interest at 10% per annum, was due on December 5, 2017, and is convertible into common shares at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading day prior to the date of this note and (ii) the alternate conversion price which means 55% multiplied by the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Financing fees on the note were $7,000. The derivative liability applied as a discount on the note was $103,000 and is being accreted over the life of the note.

During the year ended December 31, 2018, $75,000 of the note was reassigned to another unrelated note holder and the note was treated as an extinguishment. There were no material changes to the note upon reassignment.

During the year ended December 31, 2018, the Company issued 51,749 common shares with a fair value of $524,487 for the conversion of the remaining principal balance of $35,000, and default penalties and finance costs of $37,448 resulting in a loss on settlement of debt of $452,039.

As at March 31, 2019, the carrying value of the note was $9,487 (December 31, 2018 - $9,487), relating to a penalty.

(e)

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

As at March 31, 2019, the carrying value of the note was $81,470 (December 31, 2018 - $81,470) and the fair value of the derivative liability was $942,397 (December 31, 2018 - $121,485). During the three months ended March 31, 2019, the Company accreted $nil (2018 - $45,726) of the debt discount to finance costs.

(f)

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

First Tranche

On March 19, 2018, the Company received $270,000 pursuant to the first tranche of the note, which is $300,000 in the principal amount, net of the original issuance discount of $30,000. The derivative liability applied as a discount on the note was $270,000.

On August 31, 2018, the principal balance of $300,000 and accrued interest of $15,978 for the first tranche of the note was reassigned to another unrelated note holder. There were no material changes to the note upon reassignment. Refer to Note 9(l).

Second Tranche

On May 3, 2018, the Company received $146,500, net of $3,500 in legal fees, pursuant to the second tranche of the note, which is $166,667 in the principal amount, net of the original issuance discount of $16,667. The derivative liability applied as a discount on the note was $150,000 and is being accreted over the life of the note.

As at March 31, 2019, the carrying value of the second tranche of the note was $166,667 (December 31, 2018 - $166,667) and the fair value of the derivative liability was $543,342 (December 31, 2018 - $229,951). During the three months ended March 31, 2019, the Company accreted $nil (2018 - $nil) of the debt discount to finance costs.

Third Tranche

On July 16, 2018, the Company received $125,000, net of $53,500 in legal and financing fees, pursuant to the third tranche of the agreement, which is $198,333 in the principal amount, net of the original issuance discount of $19,833. The derivative liability applied as a discount on the note was $125,000 and is being accreted over the life of the note.

As at March 31, 2019, the carrying value of the third tranche of the note was $198,333 (December 31, 2018 - $181,087) and the fair value of the derivative liability was $619,402 (December 31, 2018 - $231,250). During the three months ended March 31, 2019, the Company accreted $17,246 (2018 - $nil) of the debt discount to finance costs.

(g)

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

During the year ended December 31, 2018, the Company issued 1,558 common shares with a fair value of $19,937 for the conversion of $10,000 of principal resulting in a loss on settlement of debt of $9,937.

As at March 31, 2019, the carrying value of the note was $5,000 (December 31, 2018 - $5,000) and the fair value of the derivative liability was $9,783 (December 31, 2018 - $2,714).

(h)	On May 8, 2018, the Company issued a convertible note in the principal amount of $51,500. The note is unsecured, bears interest at 10% per annum, and is due on February 8, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

As at March 31, 2019, the carrying value of the note was $51,500 (December 31, 2018 - $44,223) and the fair value of the derivative liability was $249,914 (December 31, 2018 - $44,543). During the three months ended March 31, 2019, the Company accreted $7,277 (2018 - $nil) of the debt discount to finance costs.

(i)

On May 28, 2018 the Company issued a convertible note in the principal amount of $180,000. The note is unsecured, bears interest at 10% per annum, and is due on February 28, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

As at March 31, 2019, the carrying value of the note was $180,000 (December 31, 2018 - $141,522) and the fair value of the derivative liability was $863,134 (December 31, 2018 - $165,742). During the three months ended March 31, 2019, the Company accreted $38,478 (2018 - $nil) of the debt discount to finance costs.

(j)	On June 18, 2018, the Company reassigned convertible note balances from another unrelated party in the principal amount of $168,721. The note is unsecured, bears interest at 10% per annum, which is due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lesser of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. The remaining derivative liability applied as a discount on the reassigned note was $25,824 and is being accreted over the remaining life of the note.

During the year ended December 31, 2018, the Company issued 43,750 common shares with a fair value of $185,200 for the conversion of $66,672 of principal and $5,653 of accrued interest resulting in a loss on settlement of debt of $112,875.

As at March 31, 2019, the carrying value of the note was $102,049 (December 31, 2018 - $102,049) and the fair value of the derivative liability was $323,936 (December 31, 2018 - $53,896). During the three months ended March 31, 2019, the Company accreted $nil (2018 - $nil) of the debt discount to finance costs.

(k)	On August 31, 2018, the Company issued a convertible promissory note in the principal amount of $226,000. The note is unsecured, bears interest at 12% per annum, is due on August 31, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Deferred financing fees and original issuance discount on the note were $26,000. The derivative liability applied as a discount on the note was $200,000 and is being accreted over the life of the note.

As at March 31, 2019, the carrying value of the note was $131,266 (December 31, 2018 - $75,540) and the fair value of the derivative liability was $1,351,867 (December 31, 2018 - $305,890). During the three months ended March 31, 2019, the Company accreted $55,726 (2018 - $nil) of the debt discount to finance costs.

(l)	On August 31, 2018, the Company reassigned the first tranche of a convertible note balance from another unrelated party in the principal amount of $315,978. The first tranche of the note is unsecured, bears interest at 12% per annum, which is due on demand, and is convertible into common shares at a conversion price equal to the lessor of: (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

The deferred financing fees and derivative liability applied as discounts on the reassigned note were fully amortized at the time of the transfer.

During the three months ended March 31, 2019, the Company issued 55,932 common shares with a fair value of $119,977 for the conversion of $42,000 of principal and $3,868 of accrued interest resulting in a loss on settlement of debt of $74,109.

As at March 31, 2019, the carrying value of the note was $315,978 (December 31, 2018 - $315,978) and the fair value of the derivative liability was $1,719,365 (2018 - $426,173).

(m)	On January 22, 2019, the Company issued a convertible promissory note in the principal amount of $137,500. The note is unsecured, bears interest at 12% per annum, is due on January 22, 2020, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Deferred financing fees and original issuance discount on the note were $12,500. The derivative liability applied as a discount on the note was $125,000 and is being accreted over the life of the note.

As at March 31, 2019, the carrying value of the note was $25,616 and the fair value of the derivative liability was $804,260. During the three months ended March 31, 2019, the Company accreted $25,616 of the debt discount to finance costs.

Note 10 – DERIVATIVE LIABILITIES

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 9 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the three months ended March 31, 2019, the Company recorded a loss on the change in fair value of derivative liability of $6,635,917 (2018 – $5,616,261). As at March 31, 2019, the Company’s derivative liability had a balance of $8,949,271 (December 31, 2018 - $2,188,354).

The following inputs and assumptions were used to value the derivative liabilities outstanding at March 31, 2019 and December 31, 2018, assuming no dividend yield:

	2019	2018
Expected volatility	248 - 350%	180 - 447%
Risk free interest rate	2.40 - 2.44%	1.63 - 2.59%
Expected life (in years)	0.25-1.0	0.1 – 1.0

A summary of the activity of the derivative liabilities is shown below:

$
Balance, December 31, 2018	2,188,354
New issuances	125,000
Mark to market adjustment	6,635,917

Balance, March 31, 2019	8,949,271

Note 11 - LEASES

The Company leases certain assets under lease agreements. The lease liability consists of a single lease for office space. Upon adoption of Topic 842, on January 1, 2019 the Company recognized right-of-use assets of $51,203 and lease liabilities of $47,118. The difference between the recorded operating lease assets and lease liabilities is mainly due to the reclassification of prepaid rent deposits. As of March 31, 2019, the lease had a remaining term of 1.2 years. Right-of-use assets have been included within fixed assets, net, and lease liabilities have been included in operating lease liability on the Company’s interim condensed consolidated balance sheet as follows:

Right-of-use asset	March 31, 2019
Right-of-use asset	$51,203
Less depreciation	(9,036)
Total right-of-use asset	$42,167

Lease liability	March 31, 2019
Current portion	$34,124
Long-term portion	6,093
Total lease liability	$40,217

Operating lease liabilities are measured at the commencement date based on the present value of future lease payments. As the Company’s lease did not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company used a weighted average discount rate of 11.98% in determining its lease liabilities. The discount rate was derived from the Company’s assessment of current borrowings.

Right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Accretion on operating lease liabilities for the three months ended March 31, 2019 was $1,388. Principal payments against the operating lease liabilities for the three months ended March 31, 2019 was $9,453.

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of March 31, 2019 for the next two years and thereafter are as follows:

2019	$26,146
2020	14,525

Total future minimum lease payments	$40,671
Discount	(454)

Total	$40,217

Note 12 – MEZZANINE EQUITY

Authorized

5,000,000 shares of convertible, redeemable Series C preferred shares authorized, each having a par value of $0.001 per share. Each share of Series C preferred shares is convertible into 10 shares of common stock.

1,000,000 shares of convertible, redeemable Series D preferred shares authorized, each having a par value of $0.001 per share. Each share of Series D preferred shares is convertible into 5 shares of common stock.

5,000,000 shares of convertible, redeemable Series E preferred shares authorized, each having a par value of $0.001 per share. Each share of Series E preferred shares is convertible into 4 shares of common stock.

The Series C, D and E preferred shares are mandatorily redeemable upon a major transaction which includes a change in control. As a result, they are classified as mezzanine equity.

Mezzanine equity transactions

During the three months ended March 31, 2019, the Company did not have any mezzanine equity transactions.

Note 13 – PREFERRED STOCK

Authorized

3,000,000 shares of Series A preferred shares authorized, each having a par value of $0.001 per share.

10,000 shares of Series B convertible preferred shares authorized, each having a par value of $0.001 per share. Each share of Series B convertible preferred shares is convertible into 1,000,000 shares of common stock.

On March 26, 2019, the Company effected a reverse stock split of its shares of common stock on a four thousand (4,000) old for one (1) new basis. Preferred share amounts remained unchanged.

Preferred Equity Transactions

During the three months ended March 31, 2019, the Company did not have any preferred share equity transactions.

Note 14 – COMMON STOCK

Authorized

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

There were 690,403 and 634,971 shares of common stock of the Company issued and outstanding as of March 31, 2019 and December 31, 2018, respectively. Each share of common stock is entitled to one (1) vote.

Common Equity Transactions

During the three months ended March 31, 2019 the Company had the following transactions:

●	The Company issued an aggregate of 55,932 shares of common stock with a fair value of $119,977 upon the conversion of $45,868 of convertible debentures and accrued interest, as noted in Note 9, per the table below:

Date Issued	Common Shares Issued (#)	Fair Value(1)	Converted Balance(2)	Gain (loss) on Conversion
January 22, 2019	10,189	$28,527	$15,690	$(12,837)
March 11, 2019	18,606	37,212	12,280	(24,932)
March 15, 2019	27,137	54,238	17,898	(36,340)
Total	55,932	$119,977	$45,868	$(74,109)

(1)	Fair values are derived based on the closing price of the Company’s common stock on the date of the conversion notice.

(2)	Converted balance includes portions of principal, accrued interest, derivative liabilities, financing fees and interest penalties converted upon the issuance of shares of common stock.

Note 15 – RELATED PARTY TRANSACTIONS

As at March 31, 2019, the Company owed $152,866 ($204,137 CDN) (December 31, 2018 - $139,835 ($190,764 CDN)) to the President, CEO, and CFO of the Company for management fees and salaries, which has been recorded in trade and other payables. The amounts owed and owing are unsecured, non-interest bearing, and due on demand. During the three months ended March 31, 2019 the Company incurred $50,000 (2018 - $50,000) in salaries to the President, CEO, and CFO of the Company.

As at March 31, 2019, the Company owed $13,067 ($17,450 CDN) (December 31, 2018 - $12,791 ($17,450 CDN)) to a company controlled by the son of the President, CEO, and CFO of the Company for subcontractor services. The balance owing has been recorded in trade and other payables. The amount owing is unsecured, non-interest bearing, and due on demand.

Note 17 – COMMITMENTS

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

Note 18 – CONTINGENCIES

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at March 31, 2019, included in trade and other payables is $46,533 related to this unpaid invoice, interest and legal fees.

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Refer to Note 9. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, and legal fees incurred by Coastal with respect to the lawsuit. This action is still pending. As at March 31, 2019, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

On October 10, 2017, a vendor filed a complaint for Breach of Contract with Superior Court of the State of California. The Complainant is alleging that it is contractually owed 462 shares of the Company’s common stock and is seeking damages of $270,000. In addition, a related vendor filed in the same filing a complaint for $72,000 as part of a consulting agreement the Company executed. No accrual has been recorded because the Company is of the opinion that no obligation exists since the vendors have not performed their contractual duties.

On April 9, 2018, the Company received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleges that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ seeks damages in excess of $200,000 but not more than $1,000,000, which consists of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. This action is still pending. As at March 31, 2019, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

Note 19 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to March 31, 2019, for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

On April 26, 2019, the Company entered into a note purchase and assignment agreement (the “Assignment Agreement”) with two unrelated parties pursuant to a certain secured inventory convertible note issued on March 19, 2018 in the principal amount of $900,000. Refer to Note 9(f). Pursuant to the Assignment Agreement, the Seller desires to sell the balance owing under the Second and Third tranche of the original note in four separate closings on April 26, May 22, June 24, and July 24, 2019 totaling $84,396, $85,838, $120,490 and $122,866, respectively (consisting of $375,804 principal and $37,786 of accrued interest).

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

Overview of Our Business

DSG Global, Inc. now known as Vantage Tag Systems Inc. (“VTS”) is a technology development company based in Surrey, British Columbia, Canada, engaged in the design, manufacture, and marketing of fleet management solutions for the golf industry, as well as commercial, government and military applications. Our principal activities are the sale and rental of GPS tracking devices and interfaces for golf vehicles, and related support services. We were founded by a group of individuals who have dedicated their careers to fleet management technologies and have been at the forefront of the industry’s most innovative developments, and our executive team has over 50 years of experience in the design and manufacture of wireless, GPS, and fleet tracking solutions. We have developed the TAG suite of products that we believe is the first completely modular fleet management solution for the golf industry. The TAG suite of products is currently sold and installed around the world in golf facilities and as commercial applications through a network of established distributors and partnerships with some of the most notable brands in fleet and equipment manufacture.

VTS is giving fleet operator’s new capabilities to track and control their vehicles through the new INFINITY XL system and the new 3G-4G TAG. We have developed inhouse a proprietary combination of hardware and software that is marketed around the world as the INFINITY TAG system. We have primarily focused on the golf industry where the TAG system is deployed to help golf course operators manage their fleet of golf carts, turf equipment, and utility vehicles. We are a leader in the category of fleet management in the golf industry and were awarded “Best Technology of the Year” in 2010 by Boardroom magazine, a publication of the National Golf Course Owners Association. To date the TAG system is installed on vehicles around the world and has been used to monitor millions of rounds of golf.

The TAG system fills a void in the marketplace by offering a modular structure that allows the customer to customize their system to meet desired functionality and budget constraints. In addition to the core TAG system vehicle control functionality, which can operate independently, we offer 3 information display systems to the golf courses management and golfer — the alphanumeric TEXT and high definition 12” INFINITY XL, 10” INFINITY RM and 7” INFINITY DM— providing the operator with three display options which is unique in the industry. VTS also offers inhouse financing thru purchase or lease.

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

We are expanding our sales force in North America, which comprises the most significant portion of the golf fleet market and have developed key relationships with privately owned distributors and golf equipment manufacturers such as E-Z-GO, Yamaha and Ransomes Jacobsen to help drive sales through-out Europe, Asia, UK and many other markets worldwide Including our most recent move to New Zealand and Australia.

In order to successfully deliver products, increase sales, and maintain customer satisfaction, we need to have a reliable supplier of our hardware units and components at competitive prices. Presently, we source our TAG and INFINITY fleet from one fortune 200 companies in NA who has manufacturing in China and our RAPTORS from one supplier in the United Kingdom and Asia. This new relationship that has been established provides us with higher quality, newer technology at competitive pricing.

In addition, VTS recently engaged with a telecommunications provider to provide new technology in hardware and wireless access through-out the world therefor allowing VTS to substantially reduce cellular cost.

Our most recent product that is used to increase the Pace of Play on the course up to 90 minutes per round is the RAPTOR. Our 3 wheel single rider allows the course to revenue share with VTS as the RAPTOR is put on the course free of charge and then allows the course to revenue share with VTS along the way. Each seat is rented to the customers for minimum $25 per round.

Our Revenue Model

We derive revenue from four different sources, as follows:

●	Systems Sales Revenue, which consists of the sales price paid by those customers who purchase or lease our TAG system hardware.

●	Monthly Service Fees are paid by all customers for the wireless data fee charges required to operate the GPS tracking on the TAG systems.

●	Monthly Rental Fees are paid by those customers that rent the TAG system hardware. The amount of a customer’s monthly payment varies based on the type of equipment rented (a TAG, a TAG and TEXT, or a TAG and INFINITY).

●	Programmatic Advertising Revenue is a new source of revenue that we believe has the potential to be strategic for us in the future. We are in the process of implementing and designing software to provide advertising and other media functionality on our INFINITY.

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

●	Hardware purchases. Our equipment purchases consist primarily of TAG system control units, TEXT display, and INFINITY displays. The TAG system control unit is sold as a stand-alone unit or in conjunction with our TEXT alphanumeric display or INFINITY high definition “touch activated” display. Hardware purchases also include costs of components used during installations, such as cables, mounting solutions, and other miscellaneous equipment.

●	Wireless data fees. Our wireless data fees consist primarily of the data fees charged by outside providers of GPS tracking used in all of our TAG system control units.

●	Mapping. Our mapping costs consist of aerial mapping, course map, geofencing, and 3D flyovers for golf courses. This cost is incurred at the time of hardware installation.

●	Installation. Our installation costs consist primarily of costs incurred by our employed service technicians for the cost of travel, meals, and miscellaneous components required during installations. In addition, these costs also include fees paid to external contractors for installations on a project by project basis.

●	Freight expenses and Inventory adjustments. Our freight expenses consist primarily of costs to ship hardware to courses for installations. Our inventory adjustments include inventory write offs, write downs, and other adjustments to the cost of inventory.

●	Operating Expenses & Other Income (Expenses) We classify our operating expenses and other income (expenses) into six categories: compensation, research and development, general and administrative, warranty, foreign currency exchange, and finance costs. Our operating expenses consist primarily of sales and marketing, salaries and wages, consulting fees, professional fees, trade shows, software development, and allocated costs. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses. Our other income (expenses) primarily consists of financing costs and foreign exchange gains or losses.

●	Compensation expense. Our compensation expenses consist primarily of personnel costs, such as employee salaries, payroll expenses, and employee benefits. This includes salaries for management, administration, engineering, sales and marketing, and service support technicians. Salaries and wages directly related to projects or research and development are expensed as incurred to their operating expense category.

●	General and administrative. Our general and administrative expenses consist primarily of sales and marketing, commissions, travel, trade shows, consultant fees, insurance, and compliance and other administrative functions, as well as accounting and legal professional services fees, allocated costs and other corporate expenses. Sales and marketing includes brand marketing, marketing materials, and media management.

●	Warranty expense. Our warranty expenses consist primarily of associated material product costs, labor costs for technical support staff, and other associated overhead. Warranty costs are expensed as they are incurred.

●	Bad debt. Our bad debt expense consists primarily of amounts written down for doubtful accounts recorded on trade receivables.

●	Foreign currency exchange. Our foreign currency exchange consists primarily of foreign exchange fluctuations recorded in Canadian dollar (CAD), British Pounds (GBP), or Euro (EUR) at the rates of exchange in effect when the transaction occurred.

●	Finance costs. Our finance costs consist primarily of investor interest expense, investor commission fees, and other financing charges for obtaining debt financing.

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

Results of Operations

We had a net loss of $7,172,973 for the three-month period ended March 31, 2019, which was $1,649,444 or 18.7% less than the net loss of $8,822,417 for the three-month period ended March 31, 2018. The primary reason is attributable to the decrease in loss on extinguishment of debt, foreign exchange loss and finance costs, partially offset by the increase in change in fair value of derivative loss.

The following table summarizes key items of comparison and their related increase (decrease) for the three -month periods March 31, 2019 and 2018:

	Three months ended		Increase
	31-Mar-19	31-Mar-18	(decrease)
	($)	($)	(%)
Revenues	501,424	110,896	352.2%
Cost of revenue	306,068	18,329	1569.9%
Gross profit	195,356	92,567	111.0%

Operating expenses:
Compensation expense	135,083	208,628	-35.3%
General and administrative expense	227,756	358,013	-36.4%
Warranty expense	-	-	100.0%
Bad debt	1,424	28,893	-95.1%
Depreciation and amortization expense	9,921	6,694	48.2%
Total operating expenses	374,184	602,228	-37.9%
Income (loss) from operations	(178,828)	(509,661)	-64.9%

Other income (expense):
Foreign currency exchange gain (loss)	17,637	(560,666)	-103.1%
Change in fair value of derivative instruments	(6,635,917)	(5,616,261)	18.2%
Loss on extinguishment of debt	(74,109)	(1,395,267)	-94.7%
Finance costs	(301,756)	(740,562)	-59.3%
Total other expense	(6,994,145)	(8,312,756)	-15.9%

Net income (loss)	(7,172,973)	(8,822,417)	-18.7%

Comparison of the three months ended March 31, 2019 and 2018:

Revenue

	For the Three Months Ended Mar 31
	2019	2018	% Change
Revenue	501,424	110,896	352.2

Revenue increased by $390,528 or 352.2%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Sales increased as the result of aggressive marketing and installation of the new infinity suite of products compared to lower sales in the comparative period.

Cost of Revenue

	For the Three Months Ended March 31
	2019	2018	% Change
Cost of Revenue	306,068	18,329	1,569.9

Cost of revenue increased by $287,739, or 1,569.9%, for the three months ended March 31, 2019 as compared to the three months March 31, 2018. The table below outlines the differences in detail:

	For the Three Months Ended
	March 31, 2019	March 31, 2018	Difference	% Difference
Cost of Goods	$287,694	$-	$287,694	100.0%
Labour	8,995	-	8,995	100.0%
Mapping & Freight Costs	12,150	660	11,490	1,740.9%
Wireless Fees	-	17,669	(17,669)	(100.0)%
Inventory Write-off/Adjustments	(2,771)	-	(2,771)	(100.0)%
	$306,068	$18,329	$287,739	1,569.9%

The overall increase was due to the increase of cost of goods sold, partially offset by a decrease in wireless fees.

Compensation Expense

	For the Three Months Ended March 31
	2019	2018	% Change
Compensation	135,083	208,628	(35.3)

Compensation expense decreased by $73,545, or 35.3%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to a reduction in headcount and employees.

General and Administration Expense

General & administration expense decreased by $130,257 or 36.4% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The table below outlines the differences in detail:

	For the Three Months Ended
	March 31, 2019	March 31, 2018	Difference	% Difference
Accounting & Legal	$9,321	$47,786	$(38,465)	(80.5)%
Marketing & Advertising	20,906	12,683	8,223	64.8%
Subcontractor & Commissions	90,876	56,308	34,568	61.4%
Hardware	2,723	15,608	(12,885)	(82.6)%
Office Expense, Rent, Software, Bank & Credit Card Charges, Telephone, Travel, & Meals	103,930	225,628	(121,698)	(53.9)%
	$227,756	$358,013	$(130,257)	(36.4)%

The overall decrease in general and administrative expenses was primary related to a decrease in office expense, rent, software and other charges of $121,698 or 53.9% primarily due to a reduction in rent expense and travel and other expenses. Rent expense decreased as the Company relocating to a new office space. Travel and other expenses decreased as the Company began providing remote service and support, rather than on-site support and attended a trade show in the prior but not current period.

Foreign Currency Exchange

	For the Three Months Ended March 31
	2019	2018	% Change
Foreign Exchange (Gain) Loss	(17,637)	560.666	(103.1)

For the three months ended March 31, 2019, we recognized a $17,637 foreign exchange gain as compared to a $560,666 foreign exchange loss for the three months ended March 31, 2018. The change was primarily due to settlement of various foreign currency denominated debt instruments in the prior year as well as beneficial changes in foreign currency rates on payables, receivables and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

Unrealized (Gain) Loss on Derivative

	For the Three Months Ended March 31
	2019	2018	% Change
Unrealized (gain) loss on derivative	6,635,917	5,616,261	18.2

Derivative expense increased by $1,019,656 or 18.2%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to the change in fair value as of March 31, 2019 triggering unrealized losses on derivative instruments in the current quarter ending on convertible notes payable. The change in fair value was impacted heavily due to the volatility in the Company’s stock price.

Finance Costs

	For the Three Months Ended March 31
	2019	2018	% Change
Finance Cost	301,756	740,562	(59.3)

Finance costs decreased by $438,806 or 59.3%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Finance costs decreased due to the large number of conversions of settlement of Notes in the current period and prior year.

Net Loss

	For the Three Months Ended March 31
	2019	2018	% Change
Net Loss	(7,172,973)	(8,822,417)	(18.7)

As a result of the above factors, net loss decreased by $1,649,444 or 18.7% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through March 31, 2019, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At March 31, 2019, we had $14,372,546 in outstanding indebtedness, which all matures within the next twelve months.

We had cash in the amount of $43,017 as of March 31, 2019, as compared to $5,059 as of December 31, 2018. We had a working capital deficit of $13,845,720 as of March 31, 2019 compared to working capital deficit of $6,687,807 as of December 31, 2018.

Liquidity and Financial Condition

Our financial position as of March 31, 2019 and 2018, and the changes for the periods then ended are as follows:

Working Capital

	At March 31, 2019	At March 31, 2018
Current Assets	$526,826	$333,239
Current Liabilities	$14,372,546	$7,021,046
Working Capital	$(13,845,720)	$(6,687,807)

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	March 31,
	2019	2018

Net cash used in by operating activities	$(227,589)	$(555,304)
Net cash (used in) provided by investing activities	-	-
Net cash provided by financing activities	265,547	697,159
Net (decrease) increase in cash	37,958	141,855
Cash at beginning of period	5,059	5,488
Cash at end of period	$43,017	$147,343

Net Cash Used in Operating Activities. During the three months ended March 31, 2019, cash used in operations totaled $227,589. This reflects the net loss of $7,172,973 less $6,945,384 provided by changes in operating assets and liabilities and adjustments for non-cash items. Non-cash items and working capital items consisted primarily of non-cash change in fair value of derivative liabilities of $6,635,917, non-cash accretion of discounts on debt of $173,656 and increase in trade payables and accruals of $385,118.

Net Cash (Used in) Provided by Investing Activities. The Company had no investing activities in the three months ended March 31, 2019 or the three months ended March 31, 2018.

Net Cash Provided by Financing Activities. Net cash from financing activities during the three months ended March 31, 2019 totaled $265,547, primarily from various note and loan facilities entered during the period. Net cash provided by financing activities during the three months ended March 31, 2018 was $697,159, primarily from various note and loan facilities entered during the period in addition to issuance of shares.

Outstanding Indebtedness

Our current indebtedness as of March 31, 2019 is comprised of the following:

●	Unsecured loan payable in the amount of $187,215 bearing interest at 15% per annum and due on demand;

●	Unsecured loan payable in the amount of $317,500 bearing interest at 18% per annum;

●	Unsecured note payable in the amount of $45,798, bearing interest at 36% per annum, matured and in default;

●	Unsecured loan payable in the amount of $250,000, bearing interest at 10% per annum, with a minimum interest amount of $25,000, mature and in default;

●	Unsecured loan payable in the amount of $250,000, bearing interest at 10% per annum, is due on demand, and convertible into common shares at $1.75 per share;

●	Unsecured, convertible note payable to related party in the amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable in the amount of $245,889 interest 8% per annum. Repayable in cash or common shares at the lower of (i) twelve cents ($0.12) and (ii) the closing sales price of the Common Stock on the date of conversion;

●	Unsecured, convertible note payable in the amount of $81,470 interest 10% per annum. Matures on July 17, 2018. Principal is repayable in cash or common shares at the lower of (i) nine cents ($0.06) (ii) 55% of the lowest trading price during the 20 Trading Days immediately preceding the date of conversion;

●	Unsecured, convertible promissory note in the principal amount of up to $900,000, bears interest at 12% per annum, is convertible into common shares after 180 days from issuance date at a conversion price equal to the lessor of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. As at December 31, 2018, the Company has received $665,000 from the note. $300,000 was due on September 19, 2018 and was assigned to another lender along with accrued interest on August 31, 2018. $166,667 is due on November 3, 2018 and $198,333 is due on November 3, 2018. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured, convertible note payable in the principal amount of $51,500, bears interest at 10% per annum, is due on February 8, 2019, and is convertible into common shares at a conversion price equal to the lower of (i) 32% discount off of the lowest intra-day trading price during previous (10) trading days immediately preceding a conversion date;

●	Unsecured, convertible note payable in the principal amount of $180,000, bears interest at 10% per annum, is due on February 28, 2019, and is convertible into common shares at a conversion price equal to the lower of (i) 32% discount off of the lowest intra-day trading price during previous (15) trading days immediately preceding a conversion date;

●	Unsecured, convertible note payable in the principal amount of $102,049, bears interest 10% per annum, is due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lower of (i) lowest trading price during previous (25) trading days prior to the date of note or (ii) lowest trading price during previous (25) trading days prior to the date of conversion;

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

●	Unsecured, convertible note payable in the principal amount of $315,978, bears interest 12% per annum, is due on demand, and is convertible into common shares at a conversion price equal to the lower of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date;

●	Unsecured, convertible promissory note in the principal amount of $137,500, bears interest at 12% per annum, is due on January 22, 2020, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment; and

●	Unsecured, convertible bridge loan agreement in the principal amount of $150,000, bears interest at 4.99% per month, is due in 60 days on May 7, 2019 and is convertible into restricted comon shares of the Company at the lender’s option at the market price per share less a 30% discount to market.

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period to be as follows:

Estimated Expenses for the Twelve-Month Period ending March 31, 2020
Management compensation	$500,000
Professional fees	$150,000
General and administrative	$1,900,000
Total	$2,550,000

As noted earlier, during the three months ended March 31, 2019, cash used in operations totaled $227,589. The relatively low level of cash used compared to our estimated working capital needs in the future was the result of an accumulation of vendor payables, customer receivables, and an increasing loan payable balance. We need to reduce the current level of payables in the near future to keep a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $2,550,000 that we require for the next 12 months, we had $43,017 in cash as of March 31, 2019 and a working capital deficit of $13,845,720. Our principal sources of liquidity are cash generated from product sales. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 4, 2015, a lawsuit was commenced against DSG TAG Systems Inc. in the Supreme Court of British Columbia, captioned Amanda McGuire v. DSG TAG Systems Inc., No. S-154634, Vancouver Registry. The plaintiff alleges that a promissory note in the principal amount of $100,000 CDN issued by DSG TAG Systems was not converted into common shares of DSG TAG Systems, as asserted by DSG TAG Systems, and the plaintiff seeks repayment of indebtedness in the amount of $100,000 CDN plus interest and costs. An agreement was reached on August 13, 2015 between DSG TAG Systems and the plaintiff, pursuant to which DSG TAG Systems agreed to pay the plaintiff $119,700 CDN in monthly installations of $17,100 CDN, the first payment commencing on October 1, 2015, and the plaintiff agreed to exchange 101,200 shares of common stock of DSG Tag Systems for 18,422 shares of common stock of DSG Global, which exchange occurred on October 22, 2015. On October 17, 2016, the Supreme Court of British Columbia made an order in relating to the above discussed lawsuit from a shareholder to recover a loan of CAD$100,000. DSG TAG was ordered to repay the remaining loan plus costs in the amount of $77,589 to the shareholder in 14 monthly payments of $5,500 each plus $589 at the 15th month, starting February 15, 2017. Negotiations have taken place and Amanda McGuire has agreed to accept $50,000 in full and final settlement.

On September 7, 2016, a vendor has filed a Complaint for Damage in Florida (Case Number: CACE-16-016663) to recover unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a dispute that DSG TAG did not think that vendor had delivered the service according to the agreement between the two parties. On May 31, 2017, the Company was ordered to repay the total invoice amount of $22,396 plus interest of $7,722 as well as costs and reasonable attorney fees incurred in this action totaling $9,971. The Company has accrued liabilities related to this matter in the financial statements. As of March 31, 2019, the Company not yet made any payments.

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

On April 9, 2018, we received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleges that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ seeks damages in excess of $200,000 but not more than $1,000,000, which consists of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. This action is still pending. As at March 31, 2019, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.1.6	Certificate of Change of the Registrant	8-K	3.1	03-26-19

3.1.7	Certificate of Correction of the Registrant	8-K	3.2	03-26-19

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-16-15

10.1	Subscription Agreement / Debt Settlement, dated September 26, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.1	08-17-15

10.2	Addendum to Subscription Agreement / Debt Settlement, dated October 7, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.2	08-17-15

10.3	Second Addendum to Subscription Agreement / Debt Settlement, dated April 29, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.3	08-17-15

10.4	Third Addendum to Subscription Agreement / Debt Settlement, dated August 11, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.4	08-17-15

10.5	Letter from Westergaard Holdings Ltd., dated September 1, 2015, extending dates of redemption obligations.	8-K	10.1	09-08-15

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith

10.6	Letter from Westergaard Holdings Ltd., dated November 10, 2015, extending dates of redemption obligations	10-Q	10.1	11-16-15

10.7	Letter fromWestergaard Holdings Ltd., dated December 31, 2015, extending dates of redemption obligations	8-K	10.1	03-09-16

10.8	Convertible Note of DSG TAG Systems Inc., dated March 31, 2015, payable to Adore Creative Agency, Inc.	8-K	10.5	08-17-15

10.9	Convertible Note Agreement, dated August 25, 2015, between the Registrant and Jerry Katell, Katell Productions, LLC and Katell Properties, LLC	10-Q	10.2	11-16-15

10.10	Agreement (TAG Touch) dated February 15, 2014 between DSG TAG Systems Inc. and DSG Canadian Manufacturing Corp.	8-K	10.2	05-12-15

10.11	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A.Bosa & Co (Kootenay) Ltd.	10-K	10.5	05-02-16

10.12	Lease agreement (Modified), dated January 21, 2016 and February 1, 2016 between DSG TAG Systems Inc. and Benchmark Group	10-K	10.6	05-02-16

10.13	Loan agreement, dated February 11, 2016 between DSG TAG Systems Inc. and Jeremy Yaseniuk	10-K	10.7	05-02-16

10.14	Loan agreement, dated March 31, 2016 between DSG TAG Systems Inc. and E. Gary Risler	10-K	10.8	05-02-16

10.15	Letter from Westergaard Holdings Ltd., dated April 29, 2016	10-K	10.15	05-20-16

10.16	Security purchase agreement between DSG Global Inc. and Coastal Investment Partners, dated November 7 2016	8-K	10.1	11-23-16

10.17	Letter of Resignation by Board Member Keith Westergaard	10-Q	10.17	12-16-16

21	List of Subsidiary:	10-K	21.1	05-02-16

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101*	Interactive Data File

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#*	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 17, 2019	DSG Global Inc.
(Registrant)

	By:	/s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

