Form 10-Q
period 2019-06-30
DSG Global Inc.
filed 2019-08-16
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

As August 16, 2019, the issuer had 825,469 shares of common stock issued and outstanding.

DSG GLOBAL, INC.
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited consolidated interim financial statements of DSG Global Inc. as at June 30, 2019, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six-month period ended June 30, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2019 AND DECEMBER 31, 2018

(Expressed in U.S. dollars)

(UNAUDITED)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$31,820	$5,059
Trade receivables, net	227,350	139,400
Inventories, net of inventory allowance of $149,577 and $146,292, respectively	162,104	141,296
Prepaid expenses and deposits	78,847	47,484
TOTAL CURRENT ASSETS	500,121	333,239

NON-CURRENT ASSETS
Intangible assets, net	14,675	15,289
Fixed assets, net	33,195	869
Equipment on lease, net	2,120	3,316
TOTAL NON-CURRENT ASSETS	49,990	19,474

TOTAL ASSETS	$550,111	$352,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$2,368,800	$1,897,530
Deferred revenue	147,288	215,662
Operating lease liability	32,695	-
Convertible note payable to related party	310,000	310,000
Loans payable	1,019,383	795,588
Derivative liability	1,717,939	2,188,354
Convertible loans payable, net of unamortized discounts and premiums of $212,401 and $213,461, respectively	1,743,361	1,613,912
TOTAL CURRENT LIABILITIES	7,339,466	7,021,046

Going concern (Note 2)
Commitments (Note 16)
Contingencies (Note 17)
Subsequent events (Note 18)

MEZZANINE EQUITY
Redeemable preferred stock, (2019 and 2018 - to be issued)	$6,702,450	$6,702,450

STOCKHOLDERS’ DEFICIT
Preferred stock to be issued	4,872,732	4,872,732
Common stock, $0.001 par value, 150,000,000 shares authorized, (2018 - 750,000); 787,569 issued and outstanding (2018 - 634,471)	788	634
Additional paid in capital	22,649,842	22,415,121
Discounts on common stock	(69,838)	(69,838)
Other accumulated comprehensive income	1,389,278	1,465,389
Accumulated deficit	(42,334,607)	(42,054,821)
TOTAL STOCKHOLDERS’ DEFICIT	(13,491,805)	(13,370,783)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$550,111	$352,713

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ending		Six months ending
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue	$284,646	$237,046	$786,070	$347,942
Cost of revenue	32,886	79,552	338,954	97,881
Gross profit	251,760	157,494	447,116	250,061

Operating expenses
Compensation expense	144,673	209,174	279,756	417,802
General and administration expense	203,938	275,480	431,694	633,493
Warranty expense	-	46,273	-	46,273
Bad debt	(3,290)	2,099	(1,866)	30,992
Depreciation and amortization expense	10,900	2,220	20,821	8,914
Total operating expense	356,221	535,246	730,405	1,137,474
Loss from operations	(104,461)	(377,752)	(283,289)	(887,413)

Other income (expense)
Foreign currency exchange gain (loss)	13,526	410,454	31,163	(150,212)
Change in fair value of derivative instruments	7,356,541	6,013,778	720,624	397,517
Loss on extinguishment of debt	(54,145)	(768,964)	(128,254)	(2,164,231)
Finance costs	(318,274)	(776,506)	(620,030)	(1,517,068)
Total other income (expense)	6,997,648	4,878,762	3,503	(3,433,994)

Net income (loss)	$6,893,187	$4,501,010	$(279,786)	$(4,321,407)

Net income (loss) per share

Basic and diluted:
Basic	$9.80	$16.80	$(0.41)	$(23.26)
Diluted	$9.80	$16.80	$(0.41)	$(23.26)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	703,437	267,903	677,426	185,772
Diluted	703,437	267,903	677,426	185,772

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ending		Six months ending
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net income (loss)	$6,893,187	$4,501,010	$(279,786)	$(4,321,407)
Other comprehensive income

Foreign currency translation adjustments	(6,476)	(361,594)	(76,111)	279,497

Comprehensive income (loss)	$6,886,711	$4,139,416	$(355,897)	$(4,041,910)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. dollars)

(UNAUDITED)

	Common Stock				Preferred Stock
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Accumulated comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2017	25,485	$25	$17,613,525	$-	$-	$873,250	$(32,229,417)	$(13,742,617)
Shares issued for cash	12,501	12	81,647	-	-	-	-	81,659
Shares issued on conversion of debt	185,798	186	1,802,955	-	-	-	-	1,803,141
Net loss for the period	-	-	-	-	-	641,091	(8,822,417)	(8,181,326)
Balance, March 31, 2018	223,784	$223	$19,498,127	$-	$-	$1,514,341	$(41,051,834)	$(20,039,143)
Shares issued for commission	188	-	2,250	-	-	-	-	2,250
Shares issued on conversion of debt	92,040	92	1,172,185	-	-	-	-	1,172,277
Net loss for the period	-	-	-	-	-	(361,594)	4,501,010	4,139,416
Balance, June 30, 2018	316,012	$315	$20,672,562	$-	$-	$1,152,747	$(36,550,824)	$(14,725,200)

Balance, December 31, 2018	634,471	$634	$22,415,121	$(69,838)	$4,872,732	$1,465,389	$(42,054,821)	$(13,370,783)
Shares issued on conversion of debt	55,932	56	119,921	-	-	-	-	119,977
Net loss for the period	-	-	-	-	-	(69,635)	(7,172,973)	(7,242,608)
Balance, March 31, 2019	690,403	$690	$22,535,042	$(69,838)	$4,872,732	$1,395,754	$(49,227,794)	$(20,493,414)
Shares issued for services	17,500	18	19,582	-	-	-	-	19,600
Shares issued on conversion of debt	79,666	80	95,218	-	-	-	-	95,298
Net loss for the period	-	-	-	-	-	(6,476)	6,893,187	6,886,711
Balance, June 30, 2019	787,569	$788	$22,649,842	$(69,838)	$4,872,732	$1,389,278	$(42,334,607)	$(13,491,805)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Expressed in U.S. Dollars)

(UNAUDITED)

	2019	2018

Net loss	$(279,786)	$(4,321,407)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,821	8,914
Change in inventory allowance	(2,814)	-
Non-cash financing costs	-	224,956
Accretion of discounts on debt	328,055	924,905
Change in fair value of derivative liabilities	(720,624)	(397,517)
Reserve for bad debt	(1,866)	30,992
Shares issued for services	19,600	2,250
Loss on extinguishment of debt	128,254	2,164,231
Unrealized foreign exchange loss (gain)	(81,146)	152,901
(Increase) decrease in assets:
Trade receivables, net	(81,051)	(107,836)
Inventories	(12,103)	(47,868)
Prepaid expense and deposits	(35,880)	(33,629)
Related party receivable	-	1,034
Increase (decrease) in current liabilities:
Trade payables and accruals	554,903	313,849
Deferred revenue	(68,374)	123,204
Warranty reserve	-	(30,583)
Operating lease liabilities	(16,228)	-
Net cash used in operating activities	(248,239)	(991,604)

Cash flows from investing activities
Purchase of property, plant and equipment	-	(1,544)
Net cash used in investing activities	-	(1,544)

Cash flows from financing activities:
Proceeds from issuing shares	-	81,659
Repayments of notes payable	-	(45,000)
Proceeds from notes payable	275,000	967,000
Net cash provided by financing activities	275,000	1,003,659

Net increase in cash	26,761	10,511
Cash at beginning of period	5,059	5,488

Cash at the end of the period	$31,820	$15,999

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$2,513	$-

Supplemental schedule of non-cash financing activities:
Convertible debenture issued for financing fees	$-	$15,000
Initial recognition of lease asset	$51,203	$-
Initial recognition of lease liability	$47,118	$-
Shares issued for convertible notes payable	$215,275	$2,975,418

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

On April 13, 2015, the Company entered into a share exchange agreement with Vantage Tag Systems Inc. (“VTS”) (formerly DSG Tag Systems Inc.), now wholly-owned subsidiary of the Company, incorporated under the laws of the State of Nevada on April 17, 2008 and extra provincially registered in British Columbia, Canada in 2008. In March 2011, VTS formed DSG Tag Systems International, Ltd. in the United Kingdom (“DSG UK”). DSG UK is a wholly owned subsidiary of VTS.

On March 26, 2019, the Company effected a reverse stock split of its shares of common stock on a four thousand (4,000) old for one (1) new basis. Upon effect of the reverse split, authorized capital decreased from 3,000,000,000 shares of common stock to 750,000 shares of common stock, with a par value of $0.001. Subsequently, on May 23, 2019, an increase in common shares to 150,000,000 was authorized, with a par value of $0.001. Shares of Preferred Stock remain unchanged. These consolidated financial statements give retroactive effect to such reverse stock split named above and all share and per share amounts have been adjusted accordingly, unless otherwise noted.

Note 2 – GOING CONCERN

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2019, the Company has a working capital deficit of $6,839,345 and has an accumulated deficit of $42,334,607 since inception. Furthermore, the Company incurred a net loss of $279,786 and used $248,239 of cash flows for operating activities during the six months ended June 30, 2019. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2018. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Principles of Consolidation

The interim condensed consolidated financial statements include the accounts of DSG Global Inc. and its wholly-owned subsidiaries VTS and DSG UK, collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

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

Note 4 – TRADE RECEIVABLES, NET

As of June 30, 2019, and December 31, 2018, trade receivables consist of the following:

	June 30, 2019	December 31, 2018
Accounts receivables	$272,132	$184,214
Allowance for doubtful accounts	(44,782)	(44,814)
Total trade receivables, net	$227,350	$139,400

Note 5 – FIXED ASSETS AND EQUIPMENT ON LEASE

As of June 30, 2019 and December 31, 2018, fixed assets consisted of the following:

	June 30, 2019	December 31, 2018
Furniture and equipment	$16,250	$20,509
Computer equipment	25,459	28,460
Right-of-use lease asset	51,203	-
Accumulated depreciation	(59,717)	(48,100)
	$33,195	$869

As of June 30, 2019 and December 31, 2018, equipment on lease consisted of the following:

	June 30, 2019	December 31, 2018
Tags	$126,042	$120,998
Text	27,858	26,743
Touch	23,076	22,152
Accumulated depreciation	(174,856)	(166,577)
	$2,120	$3,316

For the three months ended June 30, 2019 and 2018, total depreciation expense for fixed assets and leased equipment was $10,593 and $1,937, respectively.

For the six months ended June 30, 2019 and 2018, total depreciation expense for fixed assets and leased equipment was $20,207 and $8,348, respectively.

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Intangible asset – Patent	$22,353	$22,353
Accumulated depreciation	(7,678)	(7,064)
	$14,675	$15,289

The estimated useful life of the patent is 20 years. Patents are amortized on a straight-line basis. For the three months ended June 30, 2019 and 2018, total amortization expense was $307 and $283, respectively.

For the six months ended June 30, 2019 and 2018, total amortization expense was $614 and $566, respectively.

Note 7 – TRADE AND OTHER PAYABLES

As of June 30, 2019, and December 31, 2018, trade and other payables consist of the following:

	June 30, 2019	December 31, 2018
Accounts payable	$1,190,174	$978,770
Accrued expenses	252,502	245,737
Accrued interest	906,052	686,354
Other liabilities	20,072	(13,331)
Total payables	$2,368,800	$1,897,530

Note 8 – LOANS PAYABLE

As of June 30, 2019 and December 31, 2018, loans payable consisted of the following:

Loans Payable	June 30, 2019	December 31, 2018

Unsecured, due on demand, interest at 15% per annum	$190,896	$183,258
Unsecured, due on demand, interest at 36% per annum	46,701	44,830
Unsecured, loan payable, due on demand, interest at 18% per annum	317,500	317,500
Unsecured, loan payable, interest 10% per annum, with a minimum interest amount of $25,000, due on demand.	250,000	250,000
Unsecured share-settled debt, interest at 4.99% per month, due on May 7, 2019.	214,286	-

	$1,019,383	$795,588

On March 8, 2019, the Company entered into a convertible bridge loan agreement (the “Share-Settled Loan”). The Share-Settled Loan bears interest at 4.99% per month, was due in 60 days on May 7, 2019 and is convertible into restricted common shares of the Company at the lender’s option at the market price per share less a 30% discount to market. The Company has accounted the Share-Settled Loan as share-settled debt. It is initially recognized at its fair value and accreted to its share-settled redemption value of $214,286 over the term of the debt. At June 30, 2019, the carrying value consists of principal of $150,000 and accumulated accretion of $64,286. The Share-Settled Loan was not repaid on May 7, 2019 and is in default.

Note 9 – CONVERTIBLE NOTES

As of June 30, 2019 and December 31, 2018, convertible loans payable consisted of the following:

Related Party Convertible Loans Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at June 30, 2019, the carrying value of the convertible promissory note was $310,000 (December 31, 2018 - $310,000).

Third Party Convertible Loans Payable

(b)	On August 25, 2015, the Company issued a convertible promissory note in the principal amount of $250,000. The convertible promissory note is unsecured, bears interest at 10% per annum, is due on demand, and is convertible at $7,000 per share. As at June 30, 2019, the carrying value of the convertible promissory note was $250,000 (December 31, 2018 - $250,000).

(c)	On November 7, 2016, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company was provided with proceeds of $125,000 on November 10, 2016 in exchange for the issuance of a secured convertible promissory note in the principal amount of $138,889, which was inclusive of an 8% original issue discount and bears interest at 8% per annum to the holder. The convertible promissory note matures nine months from the date of issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $480 or the closing price of the Company’s common stock on the conversion date. In addition, under the same terms, the Company also issued a secured convertible note of $50,000 in consideration for proceeds of $10,000 and another secured convertible note of $75,000 in consideration for proceeds of $10,000. Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes for consideration of $1 each at any time prior to the maturity date in the event that the convertible promissory note is exchanged or converted into a revolving credit facility with the lender, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility.

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

On May 8, 2017, the Company issued 25 common shares for the conversion of $5,000 of the $72,500 convertible note dated November 7, 2016. On May 24, 2017, the Company issued 53 common shares for the conversion of $10,500 of the $72,500 convertible note dated November 7, 2016. On May 25, 2017, the lender provided conversion notice for the remaining principal $57,000 of the $72,500 convertible note dated November 7, 2016. This conversion was not processed by the Company’s transfer agent due to direction from the Company not to honor any further conversion notices from the lender. In response, the Company received legal notification pursuant to the refusal to process further conversion notices. Refer to Note 17.

As at June 30, 2019, the carrying value of the note was $245,889 (December 31, 2018 - $245,889) and the fair value of the derivative liability was $307,641 (December 31, 2018 - $606,710).

(d)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. The note is unsecured, bears interest at 10% per annum, was due on December 5, 2017, and is convertible into common shares at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading day prior to the date of this note and (ii) the alternate conversion price which means 55% multiplied by the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Financing fees on the note were $7,000. The derivative liability applied as a discount on the note was $103,000 and is accreted over the life of the note.

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

As at June 30, 2019, the carrying value of the note was $9,487 (December 31, 2018 - $9,487), relating to a penalty.

(e)

On July 17, 2017, the Company issued a convertible promissory note in the principal amount of $135,000. The note is unsecured, bears interest at 10% per annum, is due on July 17, 2018, and is convertible into common shares at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price during the previous twenty trading day period ending on the latest complete trading day prior to the date of this note and (ii) $244. Interest will be accrued and payable at the time of promissory note repayment. Financing fees on the note were $16,500. Derivative liability applied as discount on the note was $118,500 and is accreted over the life of the note.

During the year ended December 31, 2018, the Company issued 25,000 common shares with a fair value of $227,222 for the conversion of $53,530 of principal balance resulting in a loss on settlement of debt of $173,692.

As at June 30, 2019, the carrying value of the note was $81,470 (December 31, 2018 - $81,470) and the fair value of the derivative liability was $106,863 (December 31, 2018 - $121,485). During the six months ended June 30, 2019, the Company accreted $nil (2018 - $64,282) of the debt discount to finance costs.

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

Second Tranche

On May 3, 2018, the Company received $146,500, net of $3,500 in legal fees, pursuant to the second tranche of the note, which is $166,667 in the principal amount, net of the original issuance discount of $16,667. The derivative liability applied as a discount on the note was $150,000 and is accreted over the life of the note.

On April 26, 2019 and May 22, 2019, an aggregate principal balance of $166,667 and accrued interest of $3,567 for the second tranche of the note was reassigned to another unrelated note holder. There were no material changes to the note upon reassignment. Refer to Note 9(n).

As at June 30, 2019, the carrying value of the second tranche of the note was $nil (December 31, 2018 - $166,667) and the fair value of the derivative liability was $87,975 (December 31, 2018 - $229,951). During the six months ended June 30, 2019, the Company accreted $nil (2018 - $52,536) of the debt discount to finance costs.

Third Tranche

On July 16, 2018, the Company received $125,000, net of $53,500 in legal and financing fees, pursuant to the third tranche of the agreement, which is $198,333 in the principal amount, net of the original issuance discount of $19,833. The derivative liability applied as a discount on the note was $125,000 and is accreted over the life of the note.

On June 24, 2019, the principal balance of $77,844 and accrued interest of $42,656 for the third tranche of the note was reassigned to another unrelated note holder. There were no material changes to the note upon reassignment. Refer to Note 9(n).

As at June 30, 2019, the carrying value of the third tranche of the note was $120,489 (December 31, 2018 - $181,087) and the fair value of the derivative liability was $100,506 (December 31, 2018 - $231,250). During the six months ended June 30, 2019, the Company accreted $17,246 (2018 - $nil) of the debt discount to finance costs.

(g)

In January 2018, the Company issued a convertible promissory note in the principal amount of $15,000 as a commitment fee. The note is unsecured, non-interest bearing until default, was due on August 16, 2018, and is convertible into common shares at a conversion price equal to 75% of the average closing trading price during the previous five trading days prior to conversion date, with a minimum of $0.20.

During the year ended December 31, 2018, the Company issued 1,558 common shares with a fair value of $19,937 for the conversion of $10,000 of principal resulting in a loss on settlement of debt of $9,937.

As at June 30, 2019, the carrying value of the note was $5,000 (December 31, 2018 - $5,000) and the fair value of the derivative liability was $3,076 (December 31, 2018 - $2,714).

(h)	On May 8, 2018, the Company issued a convertible note in the principal amount of $51,500. The note is unsecured, bears interest at 10% per annum, and is due on February 8, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

As at June 30, 2019, the carrying value of the note was $51,500 (December 31, 2018 - $44,223) and the fair value of the derivative liability was $46,432 (December 31, 2018 - $44,543). During the six months ended June 30, 2019, the Company accreted $7,277 (2018 - $9,889) of the debt discount to finance costs.

(i)

On May 28, 2018 the Company issued a convertible note in the principal amount of $180,000. The note is unsecured, bears interest at 10% per annum, and is due on February 28, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

As at June 30, 2019, the carrying value of the note was $180,000 (December 31, 2018 - $141,522) and the fair value of the derivative liability was $160,460 (December 31, 2018 - $165,742). During the six months ended June 30, 2019, the Company accreted $38,478 (2018 - $21,522) of the debt discount to finance costs.

(j)	On June 18, 2018, the Company reassigned convertible note balances from another unrelated party in the principal amount of $168,721. The note is unsecured, bears interest at 10% per annum, which was due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lesser of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest is accrued will be and payable at the time of promissory note repayment. The remaining derivative liability applied as a discount on the reassigned note was $25,824 and is accreted over the remaining life of the note.

During the year ended December 31, 2018, the Company issued 43,750 common shares with a fair value of $185,200 for the conversion of $66,672 of principal and $5,653 of accrued interest resulting in a loss on settlement of debt of $112,875.

During the six months ended June 30, 2019, the Company issued 34,450 common shares with a fair value of $36,517 for the conversion of $13,324 of principal and $6,571 of accrued interest resulting in a loss on settlement of debt of $16,622.

As at June 30, 2019, the carrying value of the note was $88,725 (December 31, 2018 - $102,049) and the fair value of the derivative liability was $43,846 (December 31, 2018 - $53,896). During the six months ended June 30, 2019, the Company accreted $nil (2018 - $73,669) of the debt discount to finance costs.

(k)	On August 31, 2018, the Company issued a convertible promissory note in the principal amount of $226,000. The note is unsecured, bears interest at 12% per annum, is due on August 31, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Deferred financing fees and original issuance discount on the note were $26,000. The derivative liability applied as a discount on the note was $200,000 and is accreted over the life of the note.

On May 7, 2019 and June 28, 2019, an aggregate principal balance of $125,209 was purchased by another unrelated note holder. There were no material changes to the note upon purchase. Refer to Note 9(o). The deferred financing fees and derivative liability applied as discounts on the purchase portion of the note were fully extinguished at the time of the transfer.

As at June 30, 2019, the carrying value of the note was $81,597 (December 31, 2018 - $75,540) and the fair value of the derivative liability was $129,531 (December 31, 2018 - $305,890). During the six months ended June 30, 2019, the Company accreted $131,266 (2018 - $nil) of the debt discount to finance costs.

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

During the six months ended June 30, 2019, the Company issued 55,915 common shares with a fair value of $119,977 for the conversion of $42,000 of principal and $3,868 of accrued interest resulting in a loss on settlement of debt of $74,109.

As at June 30, 2019, the carrying value of the note was $273,978 (December 31, 2018 - $315,978) and the fair value of the derivative liability was $362,395 (2018 - $426,173).

(m)	On January 22, 2019, the Company issued a convertible promissory note in the principal amount of $137,500. The note is unsecured, bears interest at 12% per annum, is due on January 22, 2020, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Deferred financing fees and original issuance discount on the note were $12,500. The derivative liability applied as a discount on the note was $125,000 and is accreted over the life of the note.

As at June 30, 2019, the carrying value of the note was $59,897 and the fair value of the derivative liability was $202,332. During the six months ended June 30, 2019, the Company accreted $59,897 of the debt discount to finance costs.

(n)	On April 26, 2019, the Company entered into a note purchase and assignment agreement with two unrelated parties pursuant to a certain secured inventory convertible note issued on March 19, 2018 in the principal amount of $900,000. Refer to Note 9(f). Pursuant to this agreement, the seller desires to sell the balance owing under the Second and Third tranche of the original note in four separate closings on April 26, May 22, June 24, and July 24, 2019, totaling $84,396, $85,838, $120,490 and $122,866, respectively (consisting of $375,804 principal and $37,786 of accrued interest). As at June 30, 2019, $290,724 in principal and accrued interest had been assigned to the purchaser.

As at June 30, 2019, the carrying value of the note was $290,724.

(o)	On May 7, 2019, the Company entered into a securities purchase agreement with an unrelated party pursuant to a certain secured inventory convertible promissory note issued on August 31, 2018 in the principal amount of $226,000. Refer to Note 9(k). Pursuant to this agreement, the investor desired to purchase from the Company the balance owing under the original note in four separate closings on or about May 7 and up to three additional tranches, each at the investor’s discretion. As at June 30, 2019, two tranches totaling $125,209 had been purchased by the investor. The derivative liability applied as a discount on the note was $125,209 and is accreted over the life of the note.

As at June 30, 2019, the carrying value of the note was $9,605 and the fair value of the derivative liability was $166,881. During the six months ended June 30, 2019, the Company accreted $9,605 of the debt discount to finance costs.

Note 10 – DERIVATIVE LIABILITIES

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 9 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the three and six months ended June 30, 2019, the Company recorded a gain on the change in fair value of derivative liability of $7,356,541 and $720,624, respectively (2018 – $6,013,778 and $397,517, respectively). As at June 30, 2019, the Company’s derivative liability had a balance of $1,717,939 (December 31, 2018 - $2,188,354).

The following inputs and assumptions were used to value the derivative liabilities outstanding at June 30, 2019 and December 31, 2018, assuming no dividend yield:

	2019	2018
Expected volatility	218 - 350%	180 - 447%
Risk free interest rate	1.92 - 2.44%	1.63 - 2.59%
Expected life (in years)	0.25 - 1.0	0.1 - 1.0

A summary of the activity of the derivative liabilities is shown below:

$
Balance, December 31, 2018	2,188,354
New issuances	250,209
Mark to market adjustment	(720,624)

Balance, June 30, 2019	1,717,939

Note 11 - LEASES

The Company leases certain assets under lease agreements. The lease liability consists of a single lease for office space. Upon adoption of Topic 842, on January 1, 2019 the Company recognized right-of-use assets of $51,203 and lease liabilities of $47,118. The difference between the recorded operating lease assets and lease liabilities is mainly due to the reclassification of prepaid rent deposits. As of June 30, 2019, the lease had a remaining term of 0.92 years. Right-of-use assets have been included within fixed assets, net, and lease liabilities have been included in operating lease liability on the Company’s interim condensed consolidated balance sheet as follows:

Right-of-use asset	June 30, 2019
Right-of-use asset	$51,203
Depreciation	(18,072)
Total right-of-use asset	$33,131

Lease liability	June 30, 2019
Lease liability	$47,118
Lease payments	(18,741)
Interest	2,513
Change in foreign exchange rate	1,805
Total lease liability	$32,695

Current portion	$32,695
Long-term portion	-
Total lease liability	$32,695

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

Interest on operating lease liabilities for the three and six months ended June 30, 2019 was $1,125 and $2,513, respectively. Total payments for principal and interest on operating lease liabilities for the three and six months ended June 30, 2019 were $9,288 and $18,741, respectively.

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of June 30, 2019 for the next two years and thereafter are as follows:

2019	$18,919
2020	15,766

Total future minimum lease payments	$34,685
Discount	(1,990)

Total	$32,695

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

Mezzanine equity transactions

During the six months ended June 30, 2019, the Company did not have any mezzanine equity transactions.

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

Preferred Equity Transactions

During the six months ended June 30, 2019, the Company did not have any preferred share equity transactions.

Note 14 – COMMON STOCK

Authorized

On March 26, 2019, the Company effected a reverse stock split of its shares of common stock on a four thousand (4,000) old for one (1) new basis. Upon effect of the reverse split, authorized capital decreased from 3,000,000,000 shares of common stock to 750,000 shares of common stock. Subsequently, on May 23, 2019, an increase in common shares to 150,000,000 was authorized, with a par value of $0.001. These consolidated financial statements give retroactive effect to such reverse stock split named above and all share and per share amounts have been adjusted accordingly, unless otherwise noted.

There were 787,569 and 634,971 shares of common stock of the Company issued and outstanding as of June 30, 2019 and December 31, 2018, respectively. Each share of common stock is entitled to one (1) vote.

Common Equity Transactions

During the six months ended June 30, 2019 the Company had the following transactions:

●	The Company issued an aggregate of 17,500 shares of common stock with a fair value of $19,600 in exchange for services.
●	The Company issued an aggregate of 135,598 shares of common stock with a fair value of $215,274 upon the conversion of $87,020 of convertible debentures, accrued interest and accounts payable, as noted in Note 9, per the table below:

Date Issued	Common Shares Issued (#)	Fair Value(1)	Converted Balance(2)	Gain (loss) on Conversion
January 22, 2019	10,189	$28,527	$15,690	$(12,837)
March 11, 2019	18,606	37,212	12,280	(24,932)
March 15, 2019	27,137	54,238	17,898	(36,340)
June 17, 2019	45,216	58,780	21,257	(37,523)
June 27, 2019	34,450	36,517	19,895	(16,622)
Total	135,598	$215,274	$87,020	$(128,254)

(1)	Fair values are derived based on the closing price of the Company’s common stock on the date of the conversion notice.

(2)	Converted balance includes portions of principal, accrued interest, accounts payable, derivative liabilities, financing fees and interest penalties converted upon the issuance of shares of common stock.

Note 15 – RELATED PARTY TRANSACTIONS

As at June 30, 2019, the Company owed $216,579 ($283,632 CDN) (December 31, 2018 - $139,835 ($190,764 CDN)) to the President, CEO, and CFO of the Company for management fees and salaries, which has been recorded in trade and other payables. The amounts owed and owing are unsecured, non-interest bearing, and due on demand. During the six months ended June 30, 2019 the Company incurred $100,000 (2018 - $100,000) in salaries to the President, CEO, and CFO of the Company.

As at June 30, 2019, the Company owed $13,325 ($17,450 CDN) (December 31, 2018 - $12,791 ($17,450 CDN)) to a company controlled by the son of the President, CEO, and CFO of the Company for subcontractor services. The balance owing has been recorded in trade and other payables. The amount owing is unsecured, non-interest bearing, and due on demand.

Note 16 – COMMITMENTS

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

Note 17 – CONTINGENCIES

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at June 30, 2019, included in trade and other payables is $44,804 related to this unpaid invoice, interest and legal fees.

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Refer to Note 9. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, and legal fees incurred by Coastal with respect to the lawsuit. This action is still pending but management’s assessment is that an unfavorable outcome is not probable. As at June 30, 2019, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

On October 10, 2017, a vendor filed a complaint for breach of contract with Superior Court of the State of California. The complainant is alleging that it is contractually owed 462 shares of the Company’s common stock and is seeking damages of $270,000. In addition, a related vendor filed in the same filing a complaint for $72,000 as part of a consulting agreement the Company executed. No accrual has been recorded because the Company is of the opinion that no obligation exists since the vendors have not performed their contractual duties. The outcome of this breach is undecided and the company will defend its position if so required.

On April 9, 2018, the Company received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleges that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ seeks damages in excess of $200,000 but not more than $1,000,000, which consists of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. This action is still pending but as at June 30, 2019, JSJ has negotiated a reduced amount with a private investor. As at June 30, 2019, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

Note 18 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2019, for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

On July 24, 2019, the Company issued 37,900 shares of common stock pursuant to the conversion of outstanding convertible debentures and related accrued interest.

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

In January 2015, we changed our name to DSG Global, Inc. and effected a one-for-three reverse stock split of our issued and outstanding common stock in anticipation of entering in a share exchange agreement with Vantage Tag Systems Inc. (“VTS”) (formerly DSG Tag Systems Inc.), a corporation incorporated under the laws of the State of Nevada on April 17, 2008 and extra provincially registered in British Columbia, Canada in 2008.

On April 13, 2015, we entered into a share exchange agreement with VTS and the shareholders of VTS who become parties to the agreement. Pursuant to the terms of the share exchange agreement, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding common shares in the capital stock of VTS in exchange for the issuance to the selling shareholders of up to 20,000,000 shares of our common stock on the basis of 1 common share for 5.4935 common shares of VTS.

On May 6, 2015, we completed the acquisition of approximately 75% (82,435,748 common shares) of the issued and outstanding common shares of VTS as contemplated by the share exchange agreement by issuing 15,185,875 shares of our common stock to shareholders of VTS who became parties to the agreement. In addition, concurrent with the closing of the share exchange agreement, we issued an additional 179,823 shares of our common stock to Westergaard Holdings Ltd. in partial settlement of accrued interest on outstanding indebtedness of VTS.

Following the initial closing of the share exchange agreement and through October 22, 2015, we acquired an additional 101,200 shares of common stock of VTS from shareholders who became parties to the share exchange agreement and issued to these shareholders an aggregate of 18,422 shares of our common stock. Following completion of these additional purchases, DSG Global owns approximately 100% of the issued and outstanding shares of common stock of VTS. An aggregate of 4,229,384 shares of Series A Convertible Preferred Stock of VTS continues to be held by Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a former member of our board of directors.

The reverse acquisition was accounted for as a recapitalization effected by a share exchange, wherein VTS is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. We adopted the business and operations of VTS upon the closing of the share exchange agreement.

Overview of Our Business

DSG Global, Inc., under the brand name Vantage Tag Systems Inc. (“VTS”), is a technology development company based in Surrey, British Columbia, Canada, engaged in the design, manufacture, and marketing of fleet management solutions for the golf industry, as well as commercial, government and military applications. Our principal activities are the sale and rental of GPS tracking devices and interfaces for golf vehicles, and related support services. We were founded by a group of individuals who have dedicated their careers to fleet management technologies and have been at the forefront of the industry’s most innovative developments, and our executive team has over 50 years of experience in the design and manufacture of wireless, GPS, and fleet tracking solutions. We have developed the TAG suite of products that we believe is the first completely modular fleet management solution for the golf industry. The TAG suite of products is currently sold and installed around the world in golf facilities and as commercial applications through a network of established distributors and partnerships with some of the most notable brands in fleet and equipment manufacture.

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

Results of Operations

We recognized net income of $6,893,187 for the three-month period ended June 30, 2019, which was $2,392,177 or 53.1% more than the net income of $4,501,010 for the three-month period ended June 30, 2018. The primary reasons are attributable to the increase in gain from change in fair value of derivative liabilities, decrease in loss on extinguishment of debt and decrease in finance costs. Also contributing to this increase in gain is a decrease in loss from operations.

We recognized a net loss of $279,786 for the six-month period ended June 30, 2019, which was $4,041,621 or 93.5% less than the net loss of $4,321,407 for the six-month period ended June 30, 2018. The primary reasons are attributable to decrease in loss on extinguishment of debt, decrease in finance costs the increase in gain from change in fair value of derivative liabilities. Also contributing to this increase in gain is a decrease in loss from operations and increase in gain from change in fair value of derivative liabilities.

The following table summarizes key items of comparison and their related increase (decrease) for the three and six month periods June 30, 2019 and 2018:

	Three months ended		Increase (Decrease)	Six months ended		Increase (Decrease)
	30-Jun-19	30-Jun-18	2019 – 2018	30-Jun-19	30-Jun-18	2019 – 2018
	($)	($)	(%)	($)	($)	(%)
Revenues	$284,646	237,046	20.1%	$786,070	$347,942	125.9%
Cost of revenue	32,886	79,552	-58.7%	338,954	97,881	246.3%
Gross profit	251,760	157,494	59.9%	447,116	250,061	78.8%

Operating Expenses:
Compensation expense	144,673	209,174	-30.8%	279,756	417,802	-33.0%
General and administrative expense	203,938	275,480	-26.0%	431,694	633,493	-31.9%
Warranty expense	-	46,273	-100.0%	-	46,273	-100.0%
Bad debt	(3,290)	2,099	-256.7%	(1,866)	30,992	-106.0%
Depreciation and amortization expense	10,900	2,220	391.0%	20,821	8,914	133.6%
Total operating expenses	356,221	535,246	-33.4%	730,405	1,137,474	-35.8%
Loss from operations	(104,461)	(377,752)	-72.3%	(283,289)	(887,413)	-68.1%

Other income (expense)
Foreign currency exchange	13,526	410,454	-96.7%	31,163	(150,212)	-120.7%
Change in fair value of derivative liabilities	7,356,541	6,013,778	22.3%	720,624	397,517	81.3%
Loss on extinguishment of debt	(54,145)	(768,964)	-93.0	(128,254)	(2,164,231)	-94.1%
Finance costs	(318,274)	(776,506)	-59.0%	(620,030)	(1,517,068)	-59.1%
Total other expense	6,997,648	4,878,762	43.4%	3,503	(3,433,994)	-100.1%

Provision for income taxes expense (benefit)	-	-	-%	-	-	-%
Net income (loss)	6,893,187	4,501,010	53.1%	(279,786)	(4,321,407)	-93.5%

Comparison of the three and six months ended June 30, 2019 and 2018:

Revenue

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change

Revenue	$284,646	$237,046	20.1	$786,070	347,942	125.9

Revenue increased by $47,600 or 20.1%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Revenue increased by $438,128 or 125.9%, for the six months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Sales increased as the result of aggressive marketing and installation of the new infinity suite of products compared to lower sales in the comparative period.

Cost of Revenue

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change

Cost of revenue	$32,886	$79,552	(58.7)	$338,954	$97,881	246.3

Cost of revenue decreased by $46,666, or 58.7%, for the three months ended June 30, 2019 as compared to the three months June 30, 2018. The overall decrease was due to the decrease of cost of goods sold, partially offset by an increase in wireless fees. The table below outlines the differences in detail:

	For the Three Months Ended
	June 30, 2019	June 30, 2018	Difference	% Difference
Cost of Goods	$8,576	$64,570	$(55,994)	(86.7)
Labour	(28)	-	(28)	(100.0)
Mapping & Freight Costs	(38)	4,478	(4,516)	(100.8)
Wireless Fees	24,368	10,504	13,864	132.0
Inventory Write-off/Adjustments	8	-	8	100.0
	$32,886	$79,552	$(46,666)	(58.7)

Cost of revenue increased by $241,073, or 246.3%, for the six months ended June 30, 2019 as compared to the six months June 30, 2018. The overall increase was due to the increase of cost of goods sold and labour, partially offset by a decrease in wireless fees. The table below outlines the differences in detail:

	For the Six Months Ended
	June 30, 2019	June 30, 2018	Difference	% Difference
Cost of Goods	$296,270	$64,570	$231,700	358.8
Labour	8,967	-	8,967	100.0
Mapping & Freight Costs	12,112	5,138	6,974	135.7
Wireless Fees	24,368	28,173	(3,805)	(13.5)
Inventory Write-off/Adjustments	(2,763)	-	(2,763)	(100.0)
	$338,954	$97,881	$241,073	246.3

Compensation Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change

Compensation Expense	$144,673	$209,174	(30.8)	$279,756	$417,802	(33.0)

Compensation expense decreased by $64,501, or 30.8%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due to a reduction in headcount and employees. Compensation expense decreased by $138,046, or 33.0%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to a reduction in headcount and employees.

General and Administration Expense

General & administration expense decreased by $71,542 or 26.0% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The table below outlines the differences in detail:

	For the Three Months Ended
	June 30, 2019	June 30, 2018	Difference	% Difference
Accounting & Legal	$75,534	$96,884	$(21,350)	(22.0)
Marketing & Advertising	24,887	7,535	17,352	230.3
Subcontractor & Commissions	36,435	64,854	(28,419)	(43.8)
Hardware	1,091	21,632	(20,541)	(95.0)
Office Expense, Rent, Software, Bank & Credit Card Charges, Telephone, Travel, & Meals	65,991	84,575	(18,584)	(22.0)
	$203,938	$275,480	$(71,542)	(26.0)

The overall decrease in general and administrative expenses was primary related to a decrease in subcontractor and commissions. Also contributing to this decrease was a decrease in office expense, rent, software and other charges primarily due to a reduction in rent expense and travel and other expenses. Rent expense decreased as the Company relocating to a new office space. Travel and other expenses decreased as the Company began providing remote service and support, rather than on-site support and attended a trade show in the prior but not current period.

General & administration expense decreased by $201,799 or 31.9% for the six months ended June 30, 2019 compared to the three months ended June 30, 2018. The table below outlines the differences in detail:

	For the Six Months Ended
	June 30, 2019	June 30, 2018	Difference	% Difference
Accounting & Legal	$84,855	$144,670	$(59,815)	(41.3)
Marketing & Advertising	45,793	20,218	25,575	126.5
Subcontractor & Commissions	127,311	121,162	6,149	5.1
Hardware	3,814	37,240	(33,426)	(89.8)
Office Expense, Rent, Software, Bank & Credit Card Charges, Telephone, Travel, & Meals	169,921	310,203	(140,282)	(45.2)
	$431,694	$633,493	$(201,799)	(31.9)

The overall decrease in general and administrative expenses was primary related to a decrease in office expense, rent, software and other charges of $140,282 or 45.2% primarily due to a reduction in rent expense and travel and other expenses. Rent expense decreased as the Company relocating to a new office space. Travel and other expenses decreased as the Company began providing remote service and support, rather than on-site support and attended a trade show in the prior but not current period.

Foreign Currency Exchange

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change

Foreign currency exchange (gain) loss	$(13,526)	$(410,454)	(96.7)	$(31,163)	$150,212	(120.7)

For the three months ended June 30, 2019, we recognized a $13,526 foreign exchange gain as compared to a $410,454 foreign exchange gain for the three months ended June 30, 2018. The change was primarily due to settlement of various foreign currency denominated debt instruments in the prior year as well as beneficial changes in foreign currency rates on payables, receivables and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

For the six months ended June 30, 2019, we recognized a $31,163 foreign exchange gain as compared to a $150,212 foreign exchange loss for the six months ended June 30, 2018. The change was primarily due to settlement of various foreign currency denominated debt instruments in the prior year as well as beneficial changes in foreign currency rates on payables, receivables and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

Unrealized (Gain) Loss on Derivative

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change

Unrealized (gain) loss on derivative	$(7,356,541)	$(6,013,778)	22.3	$(720,624)	$(397,517)	81.3

Derivative gain increased by $1,342,763 or 22.3%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due to the change in fair value as of June 30, 2018 triggering of unrealized gains on derivative instruments in the current quarter ending on convertible notes payable. The change in fair value was impacted heavily due to the volatility in the Company’s stock price.

Derivative gain increased by $323,107 or 81.3%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to the change in fair value as of June 30, 2018 triggering of unrealized gains on derivative instruments in the current quarter ending on convertible notes payable. The change in fair value was impacted heavily due to the volatility in the Company’s stock price.

Finance Costs

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change

Finance costs	$318,274	$776,506	(59.0)	$620,030	$1,517,068	(59.1)

Finance costs decreased by $458,232 or 59.0%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Finance costs decreased due to the large number of conversions of settlement of notes in the current period and prior year.

Finance costs decreased by $897,038 or 59.1%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Finance costs decreased due to the large number of conversions of settlement of notes in the current period and prior year.

Net Loss

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change

Net income (loss)	$6,893,187	$4,501,010	53.1	$(279,786)	$(4,321,407)	(93.5)

As a result of the above factors, net income increased by $2,392,177 or 53.1% and net loss decreased by $4,041,621 or 93.5% for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, respectively.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through June 30, 2019, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At June 30, 2019, we had $7,346,720 in outstanding indebtedness, all of which matures within the next twelve months.

We had cash in the amount of $31,820 as of June 30, 2019, as compared to $5,059 as of December 31, 2018. We had a working capital deficit of $6,839,345 as of June 30, 2019 compared to working capital deficit of $6,687,807 as of December 31, 2018.

Liquidity and Financial Condition

Our financial position as of June 30, 2019 and 2018, and the changes for the periods then ended are as follows:

Working Capital

	At June 30, 2019	At December 31, 2018
Current Assets	$500,121	$333,239
Current Liabilities	$7,339,466	$7,021,046
Working Capital	$(6,839,345)	$(6,687,807)

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	June 30,
	2019	2018

Net cash used in by operating activities	$(248,239)	$(991,604)
Net cash used in investing activities	-	(1,544)
Net cash provided by financing activities	275,000	1,003,659
Net increase in cash	26,761	10,511
Cash at beginning of period	5,059	5,488
Cash at end of period	$31,820	$15,999

Net Cash Used in Operating Activities. During the six months ended June 30, 2019, cash used in operations totaled $248,239. This reflects the net loss of $279,786 less $31,547 provided by changes in operating assets and liabilities and adjustments for non-cash items. Non-cash items and working capital items consisted primarily of non-cash change in fair value of derivative liabilities of $720,624, non-cash accretion of discounts on debt of $328,055 and increase in trade payables and accruals of $554,903.

Net Cash (Used in) Provided by Investing Activities. The Company had no investing activities in the six months ended June 30, 2019. Investing activities reduced cash by $1,544 in the six months ended June 30, 2018, related to the purchase of property, plant and equipment.

Net Cash Provided by Financing Activities. Net cash from financing activities during the six months ended June 30, 2019 totaled $275,000, from various note and loan facilities entered during the period. Net cash provided by financing activities during the six months ended June 30, 2018 was $1,003,659, primarily from various note and loan facilities entered during the period in addition to the issuance of shares.

Outstanding Indebtedness

Our current indebtedness as of June 30, 2019 is comprised of the following:

●	Unsecured loan payable in the amount of $190,896 bearing interest at 15% per annum and due on demand;

●	Unsecured loan payable in the amount of $317,500 bearing interest at 18% per annum;

●	Unsecured note payable in the amount of $46,701, bearing interest at 36% per annum, matured and in default;

●	Unsecured loan payable in the amount of $250,000, bearing interest at 10% per annum, with a minimum interest amount of $25,000, mature and in default;

●	Unsecured loan payable in the amount of $250,000, bearing interest at 10% per annum, is due on demand, and convertible into common shares at $1.75 per share;

●	Unsecured, convertible note payable to related party in the amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable in the amount of $245,889 interest 8% per annum. Repayable in cash or common shares at the lower of (i) twelve cents ($0.12) and (ii) the closing sales price of the Common Stock on the date of conversion;

●	Unsecured, convertible note payable in the amount of $81,470 interest 10% per annum. Matures on July 17, 2018. Principal is repayable in cash or common shares at the lower of (i) six cents ($0.06) (ii) 55% of the lowest trading price during the 20 Trading Days immediately preceding the date of conversion;

●	Unsecured, convertible promissory note in the principal amount of up to $900,000, bears interest at 12% per annum, is convertible into common shares after 180 days from issuance date at a conversion price equal to the lessor of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. As at June 30, 2019, the Company had received $665,000 from the note. $300,000 was due on September 19, 2018 and was assigned to another lender along with accrued interest on August 31, 2018. $166,667 was due on November 3, 2018 and was assigned to another lender along with accrued interest in two tranches on April 26, 2019 and May 22, 2019. $198,333 was due on November 3, 2018, $77,844 of which was assigned to another lender along with accrued interest in two tranches on June 24, 2019 and June 30, 2019. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured, convertible note payable in the principal amount of $51,500, bears interest at 10% per annum, is due on February 8, 2019, and is convertible into common shares at a conversion price equal to the lower of (i) 32% discount off of the lowest intra-day trading price during previous (10) trading days immediately preceding a conversion date;

●	Unsecured, convertible note payable in the principal amount of $180,000, bears interest at 10% per annum, is due on February 28, 2019, and is convertible into common shares at a conversion price equal to the lower of (i) 32% discount off of the lowest intra-day trading price during previous (15) trading days immediately preceding a conversion date;

●	Unsecured, convertible note payable in the principal amount of $88,725, bears interest 10% per annum, is due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lower of (i) lowest trading price during previous (25) trading days prior to the date of note or (ii) lowest trading price during previous (25) trading days prior to the date of conversion;

●	Unsecured, convertible promissory note in the principal amount of $100,791, bears interest at 12% per annum, is due on August 31, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured, convertible note payable in the principal amount of $273,978, bears interest 12% per annum, is due on demand, and is convertible into common shares at a conversion price equal to the lower of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date;

●	Unsecured, convertible promissory note in the principal amount of $137,500, bears interest at 12% per annum, is due on January 22, 2020, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured, convertible bridge loan agreement in the principal amount of $150,000, bears interest at 4.99% per month, is due in 60 days on May 7, 2019 and is convertible into restricted common shares of the Company at the lender’s option at the market price per share less a 30% discount to market. Settlement by conversion into common shares would result in settlement for share of common stock of the Company with a fair value of $214,286;

●	Unsecured, convertible promissory note in the principal amount of $290,724, bears interest at 12% per annum, is convertible into common shares after 180 days from issuance date at a conversion price equal to the lessor of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment; and

●	Unsecured, convertible promissory note in the principal amount of $125,210, bears interest at 12% per annum, is due on August 31, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period to be as follows:

Estimated Expenses for the Twelve-Month Period ending June 30, 2020
Management compensation	$500,000
Professional fees	$150,000
General and administrative	$1,900,000
Total	$2,550,000

As noted earlier, during the six months ended June 30, 2019, cash used in operations totaled $241,038. The relatively low level of cash used compared to our estimated working capital needs in the future was the result of an accumulation of vendor payables, customer receivables, and an increasing loan payable balance. We need to reduce the current level of payables in the near future to keep a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $2,550,000 that we require for the next 12 months, we had $39,021 in cash as of June 30, 2019 and a working capital deficit of $6,839,398. Our principal sources of liquidity are cash generated from product sales. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 4, 2015, a lawsuit was commenced against VTS in the Supreme Court of British Columbia, captioned Amanda McGuire v. VTS, No. S-154634, Vancouver Registry. The plaintiff alleges that a promissory note in the principal amount of $100,000 CDN issued by VTS was not converted into common shares of VTS, as asserted by VTS, and the plaintiff seeks repayment of indebtedness in the amount of $100,000 CDN plus interest and costs. An agreement was reached on August 13, 2015 between VTS and the plaintiff, pursuant to which VTS agreed to pay the plaintiff $119,700 CDN in monthly installations of $17,100 CDN, the first payment commencing on October 1, 2015, and the plaintiff agreed to exchange 101,200 shares of common stock of VTS for 18,422 shares of common stock of DSG Global, which exchange occurred on October 22, 2015. On October 17, 2016, the Supreme Court of British Columbia made an order in relating to the above discussed lawsuit from a shareholder to recover a loan of CAD$100,000. VTS was ordered to repay the remaining loan plus costs in the amount of $77,589 to the shareholder in 14 monthly payments of $5,500 each plus $589 at the 15th month, starting February 15, 2017. Negotiations have taken place and Amanda McGuire has agreed to accept $50,000 in full and final settlement.

On September 7, 2016, a vendor has filed a Complaint for Damage in Florida (Case Number: CACE-16-016663) to recover unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a dispute that VTS did not think that vendor had delivered the service according to the agreement between the two parties. On May 31, 2017, the Company was ordered to repay the total invoice amount of $22,396 plus interest of $7,722 as well as costs and reasonable attorney fees incurred in this action totaling $9,971. The Company has accrued liabilities related to this matter in the financial statements. As of June 30, 2019, the Company not yet made any payments.

On May 24, 2017, we received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, and legal fees incurred by Coastal with respect to the lawsuit. This action is still pending. As at June 30, 2019, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

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

On April 9, 2018, we received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleges that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ seeks damages in excess of $200,000 but not more than $1,000,000, which consists of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. This action is still pending. As at June 30, 2019, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

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

Date: August 16, 2019	DSG Global Inc.
(Registrant)

	By:	/s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

