Form 10-Q
period 2019-09-30
DSG Global Inc.
filed 2019-11-14
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

As November 13, 2019, the issuer had 1,019,469 shares of common stock issued and outstanding.

DSG GLOBAL, INC.
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of DSG Global Inc. as at September 30, 2019, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(Expressed in U.S. dollars)

(UNAUDITED)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$119,243	$5,059
Trade receivables, net	250,006	139,400
Inventories, net of inventory allowance of $149,935 and $146,292, respectively	189,332	141,296
Prepaid expenses and deposits	10,022	47,484
TOTAL CURRENT ASSETS	568,603	333,239

NON-CURRENT ASSETS
Fixed assets, net	24,128	869
Equipment on lease, net	1,682	3,316
Intangible assets, net	14,368	15,289
TOTAL NON-CURRENT ASSETS	40,178	19,474

TOTAL ASSETS	$608,781	$352,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$2,362,412	$1,897,530
Deferred revenue	71,737	215,662
Operating lease liability	23,891	-
Convertible note payable to related party	310,000	310,000
Loans payable	1,016,762	795,588
Derivative liability	7,153,570	2,188,354
Convertible loans payable, net of unamortized discounts and premiums of $616,631 and $213,461, respectively	1,860,854	1,613,912
TOTAL CURRENT LIABILITIES	12,799,226	7,021,046

Going concern (Note 2)
Commitments (Note 16)
Contingencies (Note 17)
Subsequent events (Note 18)

MEZZANINE EQUITY
Redeemable preferred stock, (2019 and 2018 - to be issued)	$6,702,450	$6,702,450

STOCKHOLDERS’ DEFICIT
Preferred stock to be issued	4,872,732	4,872,732
Common stock, $0.001 par value, 150,000,000 shares authorized, (2018 - 750,000); 904,969 issued and outstanding (2018 - 634,471)	905	634
Additional paid in capital	22,759,472	22,415,121
Discounts on common stock	(69,838)	(69,838)
Other accumulated comprehensive income	1,434,376	1,465,389
Accumulated deficit	(47,890,542)	(42,054,821)
TOTAL STOCKHOLDERS’ DEFICIT	(18,892,895)	(13,370,783)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$608,781	$352,713

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ending		Nine months ending
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$453,210	$708,963	$1,239,280	$1,056,905
Cost of revenue	278,964	26,091	617,918	123,972
Gross profit	174,246	682,872	621,362	932,933

Operating expenses
Compensation expense	124,898	181,737	404,654	599,539
General and administration expense	268,275	341,481	699,969	974,974
Warranty expense	-	2,179	-	48,452
Bad debt expense (recovery)	(28,172)	39,163	(30,038)	70,155
Depreciation and amortization expense	9,795	3,427	30,616	12,341
Total operating expense	374,796	567,987	1,105,201	1,705,461
Income (loss) from operations	(200,550)	114,885	(483,839)	(772,528)

Other income (expense)
Foreign currency exchange	9,165	234,109	40,328	83,897
Change in fair value of derivative instruments	(4,944,421)	(120,312)	(4,223,797)	277,205
Loss on extinguishment of debt	(80,411)	(4,494,554)	(208,665)	(6,658,785)
Finance costs	(339,718)	(728,840)	(959,748)	(2,245,908)
Total other income (expense)	(5,355,385)	(5,109,597)	(5,351,882)	(8,543,591)

Net loss	$(5,555,935)	$(4,994,712)	$(5,835,721)	$(9,316,119)

Net loss per share

Basic and diluted:
Basic	$(6.67)	$(12.53)	$(8.00)	$(36.17)
Diluted	$(6.67)	$(12.53)	$(8.00)	$(36.17)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	832,501	398,736	729,685	257,540
Diluted	832,501	398,736	729,685	257,540

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ending		Nine months ending
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net loss	$(5,555,935)	$(4,994,712)	$(5,835,721)	$(9,316,119)
Other comprehensive income (loss)

Foreign currency translation adjustments	45,098	108,430	(31,013)	387,927

Comprehensive loss	$(5,510,837)	$(4,886,282)	$(5,866,734)	$(8,928,192)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. dollars)

(UNAUDITED)

	Common Stock				Preferred Stock
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Accumulated comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2017	25,485	$25	$17,613,525	$-	$-	$873,250	$(32,229,417)	$(13,742,617)
Shares issued for cash	12,501	12	81,647	-	-	-	-	81,659
Shares issued on conversion of debt	185,798	186	1,802,955	-	-	-	-	1,803,141
Net loss for the period	-	-	-	-	-	641,091	(8,822,417)	(8,181,326)
Balance, March 31, 2018	223,784	$223	$19,498,127	$-	$-	$1,514,341	$(41,051,834)	$(20,039,143)
Shares issued for commission	188	-	2,250	-	-	-	-	2,250
Shares issued on conversion of debt	92,040	92	1,172,185	-	-	-	-	1,172,277
Net income for the period	-	-	-	-	-	(361,594)	4,501,010	4,139,416
Balance, June 30, 2018	316,012	$315	$20,672,562	$-	$-	$1,152,747	$(36,550,824)	$(14,725,200)
Shares issued on conversion of debt	160,620	161	849,945	-	-	-	-	850,106
Preferred shares to be issued for restructure of debt	-	-	-	-	4,872,732	-	-	4,872,732
Net loss for the period	-	-	-	-	-	108,430	(4,994,712)	(4,886,282)
Balance, September 30, 2018	476,632	$476	$21,522,507	$-	$4,872,732	$1,261,177	$(41,545,536)	$(13,888,644)

Balance, December 31, 2018	634,471	$634	$22,415,121	$(69,838)	$4,872,732	$1,465,389	$(42,054,821)	$(13,370,783)
Shares issued on conversion of debt	55,932	56	119,921	-	-	-	-	119,977
Net loss for the period	-	-	-	-	-	(69,635)	(7,172,973)	(7,242,608)
Balance, March 31, 2019	690,403	$690	$22,535,042	$(69,838)	$4,872,732	$1,395,754	$(49,227,794)	$(20,493,414)
Shares issued for services	17,500	18	19,582	-	-	-	-	19,600
Shares issued on conversion of debt	79,666	80	95,218	-	-	-	-	95,298
Net income for the period	-	-	-	-	-	(6,476)	6,893,187	6,886,711
Balance, June 30, 2019	787,569	$788	$22,649,842	$(69,838)	$4,872,732	$1,389,278	$(42,334,607)	$(13,491,805)
Shares issued on conversion of debt	117,400	117	109,630	-	-	-	-	109,747
Net loss for the period	-	-	-	-	-	45,098	(5,555,935)	(5,510,837)
Balance, September 30, 2019	904,969	$905	$22,759,472	$(69,838)	$4,872,732	$1,434,376	$(47,890,542)	$(18,892,895)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Expressed in U.S. Dollars)

(UNAUDITED)

	2019	2018

Net loss	$(5,835,721)	$(9,316,119)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,616	12,341
Change in inventory allowance	(1,643)	-
Non-cash financing costs	-	279,789
Accretion of discounts on debt	461,536	1,416,573
Change in fair value of derivative liabilities	4,223,797	(277,205)
Bad debt expense (recovery)	(30,038)	70,155
Shares issued for services	19,600	2,250
Loss on extinguishment of debt	208,665	6,658,785
Unrealized foreign exchange loss (gain)	(22,745)	-
(Increase) decrease in assets:
Trade receivables, net	(80,568)	(410,040)
Inventories	(46,393)	(198,565)
Prepaid expense and deposits	33,377)	(53,866)
Related party receivable	-	1,034
Increase (decrease) in current liabilities:
Trade payables and accruals	556,140	596,818
Deferred revenue	(143,925)	122,235
Warranty reserve	-	(28,258)
Operating lease liabilities	(24,724)	-
Net cash used in operating activities	(652,026)	(1,124,073)

Cash flows from investing activities
Purchase of property, plant and equipment	-	(1,570)
Purchase of intangible assets	-	(1,100)
Net cash used in investing activities	-	(2,670)

Cash flows from financing activities:
Proceeds from issuing shares	-	81,659
Repayments of notes payable	-	(45,000)
Proceeds from notes payable	766,210	1,292,000
Net cash provided by financing activities	766,210	1,328,659

Effect of exchange rate changes on cash	-	(152,238)

Net increase in cash	114,184	49,678
Cash at beginning of period	5,059	5,488

Cash at the end of the period	$119,243	$55,166

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$3,400	$-

Supplemental schedule of non-cash financing activities:
Convertible debenture issued for financing fees	$-	$15,000
Initial recognition of lease asset	$51,203	$-
Initial recognition of lease liability	$47,118	$-
Shares issued for convertible notes payable	$325,022	$3,853,296
Preferred shares issued in exchange for mezzanine preferred shares and accrued interest	$-	$1,751,740
Preferred shares issued in exchange for convertible debt and accrued interest	$-	$3,120,992
Mezzanine preferred shares issued in exchange for mezzanine preferred shares and accrued interest	$-	$4,121,741
Mezzanine preferred shares issued in exchange for convertible debt and accrued interest	$-	$2,488,765
Preferred shares issued for accounts payable	$-	$91,944

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

Note 2 – GOING CONCERN

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2019, the Company has a working capital deficit of $12,230,623 and has an accumulated deficit of $47,890,542 since inception. Furthermore, the Company incurred a net loss of $5,835,721 and used $652,026 of cash flows for operating activities during the nine months ended September 30, 2019. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2018. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Note 4 – TRADE RECEIVABLES, NET

As of September 30, 2019, and December 31, 2018, trade receivables consist of the following:

	September 30, 2019	December 31, 2018
Accounts receivables	$291,994	$184,214
Allowance for doubtful accounts	(41,988)	(44,814)
Total trade receivables, net	$250,006	$139,400

Note 5 – FIXED ASSETS AND EQUIPMENT ON LEASE

As of September 30, 2019 and December 31, 2018, fixed assets consisted of the following:

	September 30, 2019	December 31, 2018
Furniture and equipment	$16,071	$20,509
Computer equipment	25,179	28,460
Right-of-use lease asset	51,203	-
Accumulated depreciation	(68,325)	(48,100)
	$24,128	$869

As of September 30, 2019 and December 31, 2018, equipment on lease consisted of the following:

	September 30, 2019	December 31, 2018
Tags	$124,652	$120,998
Text	27,552	26,743
Touch	22,821	22,152
Accumulated depreciation	(173,343)	(166,577)
	$1,682	$3,316

For the three months ended September 30, 2019 and 2018, total depreciation expense for fixed assets and leased equipment was $9,488 and $3,121, respectively.

For the nine months ended September 30, 2019 and 2018, total depreciation expense for fixed assets and leased equipment was $29,695 and $11,441, respectively.

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Intangible asset – Patent	$22,353	$22,353
Accumulated depreciation	(7,985)	(7,064)
	$14,368	$15,289

The estimated useful life of the patent is 20 years. Patents are amortized on a straight-line basis.

For the three months ended September 30, 2019 and 2018, total amortization expense was $307 and $307, respectively.

For the nine months ended September 30, 2019 and 2018, total amortization expense was $921 and $900, respectively.

Note 7 – TRADE AND OTHER PAYABLES

As of September 30, 2019, and December 31, 2018, trade and other payables consist of the following:

	September 30, 2019	December 31, 2018
Accounts payable	$964,440	$978,770
Accrued expenses	321,073	245,737
Accrued interest	1,051,947	686,354
Other liabilities	24,952	(13,331)
Total payables	$2,362,412	$1,897,530

Note 8 – LOANS PAYABLE

As of September 30, 2019 and December 31, 2018, loans payable consisted of the following:

Loans Payable	September 30, 2019	December 31, 2018

Unsecured, due on demand, interest at 15% per annum	$188,790	$183,258
Unsecured, due on demand, interest at 36% per annum	46,186	44,830
Unsecured, loan payable, due on demand, interest at 18% per annum	317,500	317,500
Unsecured, loan payable, interest 10% per annum, with a minimum interest amount of $25,000, due on demand.	250,000	250,000
Unsecured share-settled debt, interest at 4.99% per month, due on May 7, 2019.	214,286	-

	$1,016,762	$795,588

On March 8, 2019, the Company entered into a convertible bridge loan agreement (the “Share-Settled Loan”). The Share-Settled Loan bears interest at 4.99% per month, was due in 60 days on May 7, 2019 and is convertible into restricted common shares of the Company at the lender’s option at the market price per share less a 30% discount to market. The Company has accounted the Share-Settled Loan as share-settled debt. It is initially recognized at its fair value and accreted to its share-settled redemption value of $214,286 over the term of the debt. At September 30, 2019, the carrying value consists of principal of $150,000 and accumulated accretion of $64,286. The Share-Settled Loan was not repaid on May 7, 2019 and is in default.

Note 9 – CONVERTIBLE NOTES

As of September 30, 2019 and December 31, 2018, convertible loans payable consisted of the following:

Related Party Convertible Loans Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at September 30, 2019, the carrying value of the convertible promissory note was $310,000 (December 31, 2018 - $310,000).

Third Party Convertible Loans Payable

(b)	On August 25, 2015, the Company issued a convertible promissory note in the principal amount of $250,000. The convertible promissory note is unsecured, bears interest at 10% per annum, is due on demand, and is convertible at $7,000 per share. As at September 30, 2019, the carrying value of the convertible promissory note was $250,000 (December 31, 2018 - $250,000).

(c)	On November 7, 2016, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company was provided with proceeds of $125,000 on November 10, 2016 in exchange for the issuance of a secured convertible promissory note in the principal amount of $138,889, which was inclusive of an 8% original issue discount and bears interest at 8% per annum to the holder. The convertible promissory note matures nine months from the date of issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $480 or the closing price of the Company’s common stock on the conversion date. In addition, under the same terms, the Company also issued a secured convertible note of $50,000 in consideration for proceeds of $10,000 and another secured convertible note of $75,000 in consideration for proceeds of $10,000. Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes for consideration of $1 each at any time prior to the maturity date in the event that the convertible promissory note is exchanged or converted into a revolving credit facility with the lender, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility.

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

As at September 30, 2019, the carrying value of the note was $245,889 (December 31, 2018 - $245,889) and the fair value of the derivative liability was $2,600,718 (December 31, 2018 - $606,710).

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

As at September 30, 2019, the carrying value of the note was $9,487 (December 31, 2018 - $9,487), relating to a penalty.

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

As at September 30, 2019, the carrying value of the note was $81,470 (December 31, 2018 - $81,470) and the fair value of the derivative liability was $287,376 (December 31, 2018 - $121,485). During the nine months ended September 30, 2019, the Company accreted $nil (2018 - $64,282) of the debt discount to finance costs.

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

As at September 30, 2019, the carrying value of the second tranche of the note was $nil (December 31, 2018 - $166,667) and the fair value of the derivative liability was $nil (December 31, 2018 - $229,951). During the nine months ended September 30, 2019, the Company accreted $nil (2018 - $52,536) of the debt discount to finance costs.

Third Tranche

On July 16, 2018, the Company received $125,000, net of $53,500 in legal and financing fees, pursuant to the third tranche of the agreement, which is $198,333 in the principal amount, net of the original issuance discount of $19,833. The derivative liability applied as a discount on the note was $125,000 and is accreted over the life of the note.

On September 24, 2019, the principal balance of $77,844 and accrued interest of $42,656 for the third tranche of the note was reassigned to another unrelated note holder. There were no material changes to the note upon reassignment. Refer to Note 9(n).

As at September 30, 2019, the carrying value of the third tranche of the note was $nil (December 31, 2018 - $181,087) and the fair value of the derivative liability was $nil (December 31, 2018 - $231,250). During the nine months ended September 30, 2019, the Company accreted $17,246 (2018 - $nil) of the debt discount to finance costs.

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

As at September 30, 2019, the carrying value of the note was $5,000 (December 31, 2018 - $5,000) and the fair value of the derivative liability was $2,658 (December 31, 2018 - $2,714).

(h)	On May 8, 2018, the Company issued a convertible note in the principal amount of $51,500. The note is unsecured, bears interest at 10% per annum, and is due on February 8, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

As at September 30, 2019, the carrying value of the note was $51,500 (December 31, 2018 - $44,223) and the fair value of the derivative liability was $137,406 (December 31, 2018 - $44,543). During the nine months ended September 30, 2019, the Company accreted $7,277 (2018 - $9,889) of the debt discount to finance costs.

(i)

On May 28, 2018 the Company issued a convertible note in the principal amount of $180,000. The note is unsecured, bears interest at 10% per annum, and is due on February 28, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

As at September 30, 2019, the carrying value of the note was $180,000 (December 31, 2018 - $141,522) and the fair value of the derivative liability was $475,117 (December 31, 2018 - $165,742). During the nine months ended September 30, 2019, the Company accreted $38,478 (2018 - $21,522) of the debt discount to finance costs.

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

During the nine months ended September 30, 2019, the Company issued 151,850 common shares with a fair value of $146,265 for the conversion of $31,688 of principal and $8,709 of accrued interest resulting in a loss on settlement of debt of $105,868.

As at September 30, 2019, the carrying value of the note was $70,360 (December 31, 2018 - $102,049) and the fair value of the derivative liability was $151,424 (December 31, 2018 - $53,896). During the nine months ended September 30, 2019, the Company accreted $nil (2018 - $73,669) of the debt discount to finance costs.

(k)	On August 31, 2018, the Company issued a convertible promissory note in the principal amount of $226,000. The note is unsecured, bears interest at 12% per annum, was due on August 31, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Deferred financing fees and original issuance discount on the note were $26,000. The derivative liability applied as a discount on the note was $200,000 and is accreted over the life of the note.

On May 7, 2019 and September 28, 2019, an aggregate principal balance of $125,209 was purchased by another unrelated note holder. There were no material changes to the note upon purchase. Refer to Note 9(o). The deferred financing fees and derivative liability applied as discounts on the purchase portion of the note were fully extinguished at the time of the transfer.

As at September 30, 2019, the carrying value of the note was $100,791 (December 31, 2018 - $75,540) and the fair value of the derivative liability was $357,970 (December 31, 2018 - $305,890). During the nine months ended September 30, 2019, the Company accreted $150,460 (2018 - $nil) of the debt discount to finance costs.

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

During the nine months ended September 30, 2019, the Company issued 55,932 common shares with a fair value of $119,977 for the conversion of $42,000 of principal and $3,869 of accrued interest resulting in a loss on settlement of debt of $74,108.

As at September 30, 2019, the carrying value of the note was $273,978 (December 31, 2018 - $315,978) and the fair value of the derivative liability was $961,730 (2018 - $426,173).

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

As at September 30, 2019, the carrying value of the note was $94,555 and the fair value of the derivative liability was $419,650. During the nine months ended September 30, 2019, the Company accreted $94,555, of the debt discount to finance costs.

(n)	On April 26, 2019, the Company entered into a note purchase and assignment agreement with two unrelated parties pursuant to a certain secured inventory convertible note issued on March 19, 2018 in the principal amount of $900,000. Refer to Note 9(f). Pursuant to this agreement, the seller desires to sell the balance owing under the Second and Third tranche of the original note in four separate closings on April 26, May 22, June 24, and July 24, 2019, totaling $84,396, $85,838, $120,490 and $122,866, respectively (consisting of $375,804 principal and $37,786 of accrued interest). As at September 30, 2019, $413,590 in principal and accrued interest had been assigned to the purchaser.

As at September 30, 2019, the carrying value of the note was $413,590. The fair value of the derivative liability was $110,741. During the nine months ended September 30, 2019, the Company accreted $nil (2018 - $nil) of the debt discount to finance costs.

(o)	On May 7, 2019, the Company entered into a securities purchase agreement with an unrelated party pursuant to a certain secured inventory convertible promissory note issued on August 31, 2018 in the principal amount of $226,000. Refer to Note 9(k). Pursuant to this agreement, the investor desired to purchase from the Company the balance owing under the original note in four separate closings on or about May 7 and up to three additional tranches, each at the investor’s discretion. As at September 30, 2019, four tranches totaling $250,420 had been purchased by the investor. The derivative liability applied as a discount on the note was $250,420 and is accreted over the life of the note.

As at September 30, 2019, the carrying value of the note was $41,165 and the fair value of the derivative liability was $682,708. During the nine months ended September 30, 2019, the Company accreted $41,165 of the debt discount to finance costs.

(p)	On July 30, 2019 the Company issued a convertible promissory note in the principal amount of $220,000. The note is unsecured, bears interest at 10% per annum, is due on July 30, 2020, and is convertible into common shares at a conversion price equal to the lesser of (i) 60% of the lowest trading price during the previous twenty trading days prior to the issuance date, or (ii) the lowest trading price for the Common Stock during the twenty day period ending one trading day prior to conversion of the note. Deferred financing fees and original issuance discount on the note were $23,500. The derivative liability applied as a discount on the note was $196,500 and is accreted over the life of the note.

As at September 30, 2019, the carrying value of the note was $37,370 and the fair value of the derivative liability was $518,817. During the nine months ended September 30, 2019, the Company accreted $37,370 of the debt discount to finance costs.

(q)	On September 4, 2019 the Company issued a convertible promissory note in the principal amount of $137,500. The note is unsecured, bears interest at 10% per annum, is due on June 3, 2020, and is convertible during the first 180 calendar days from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending last complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $16,000. The derivative liability applied as a discount on the note was $121,500 and is accreted over the life of the note.

In connection with the note, the Company granted 100,000 warrants to the lender. Each warrant can be exercised to purchase shares of common stock of the Company at a price of $0.75 per warrant for a period of five years. As the entire net proceeds of $121,500 were first allocated to the derivative liability which is measured at fair value on a recurring basis, the residual value of $nil was allocated to the equity-classified warrants.

As at September 30, 2019, the carrying value of the note was $9,041 and the fair value of the derivative liability was $321,796. During the nine months ended September 30, 2019, the Company accreted $9,041, of the debt discount to finance costs.

(r)	On September 19, 2019 the Company issued a convertible promissory note in the principal amount of $55,000. The note is unsecured, bears interest at 10% per annum, is due on September 19, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending last complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $7,000. The derivative liability applied as a discount on the note was $48,000 and is accreted over the life of the note.

As at September 30, 2019, the carrying value of the note was $1,658 and the fair value of the derivative liability was $125,458. During the nine months ended September 30, 2019, the Company accreted $1,658, of the debt discount to finance costs.

Note 10 – DERIVATIVE LIABILITIES

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 9 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the three and nine months ended September 30, 2019, the Company recorded a loss on the change in fair value of derivative liability of $4,944,421 and $4,223,797, respectively (2018 – $120,312 loss and $277,205 gain, respectively). As at September 30, 2019, the Company’s derivative liability had a balance of $7,153,570 (December 31, 2018 - $2,188,354).

The following inputs and assumptions were used to value the derivative liabilities outstanding at September 30, 2019 and December 31, 2018, assuming no dividend yield:

	2019	2018
Expected volatility	180 – 374%	180 - 447%
Risk free interest rate	1.75 - 2.59%	1.63 - 2.59%
Expected life (in years)	0.25 - 1.0	0.1 - 1.0

A summary of the activity of the derivative liabilities is shown below:

$
Balance, December 31, 2018	2,188,354
New issuances	741,419
Mark to market adjustment	4,223,797

Balance, September 30, 2019	7,153,570

Note 11 - LEASES

The Company leases certain assets under lease agreements. The lease liability consists of a single lease for office space. Upon adoption of Topic 842, on January 1, 2019 the Company recognized right-of-use assets of $51,203 and lease liabilities of $47,118. The difference between the recorded operating lease assets and lease liabilities is mainly due to the reclassification of prepaid rent deposits. As of September 30, 2019, the lease had a remaining term of 0.67 years. Right-of-use assets have been included within fixed assets, net, and lease liabilities have been included in operating lease liability on the Company’s interim condensed consolidated balance sheet as follows:

Right-of-use asset	September 30, 2019
Right-of-use asset	$51,203
Depreciation	(27,107)
Total right-of-use asset	$24,096

Lease liability	September 30, 2019
Lease liability	$47,118
Lease payments	(28,124)
Interest	3,400
Change in foreign exchange rate	1,497
Total lease liability	$23,891

Current portion	$23,891
Long-term portion	-
Total lease liability	$23,891

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

Interest on operating lease liabilities for the three and nine months ended September 30, 2019 was $887 and $3,400, respectively. Total payments for principal and interest on operating lease liabilities for the three and nine months ended September 30, 2019 were $9,383 and $28,124, respectively.

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of September 30, 2019 for the next two years are as follows:

2019	$9,355
2020	15,592

Total future minimum lease payments	$24,947
Discount	(1,056)

Total	$23,891

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

Mezzanine equity transactions

During the nine months ended September 30, 2019, the Company did not have any mezzanine equity transactions.

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

Preferred Equity Transactions

During the nine months ended September 30, 2019, the Company did not have any preferred share equity transactions.

Note 14 – COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

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

There were 904,969 and 634,971 shares of common stock of the Company issued and outstanding as of September 30, 2019 and December 31, 2018, respectively. Each share of common stock is entitled to one (1) vote.

Common Equity Transactions

During the nine months ended September 30, 2019 the Company had the following transactions:

●	The Company issued an aggregate of 17,500 shares of common stock with a fair value of $19,600 in exchange for services.

●

The Company issued an aggregate of 252,998 shares of common stock with a fair value of $325,022 upon the conversion of $116,357 of convertible debentures, accrued interest and accounts payable, as outlined in Note 9, per the table below:

Date Issued	Common Shares Issued (#)	Fair Value(1)	Converted Balance(2)	Loss on Conversion
January 22, 2019	10,189	$28,527	$15,690	$(12,837)
March 11, 2019	18,606	37,212	12,280	(24,932)
March 15, 2019	27,137	54,238	17,899	(36,339)
June 17, 2019	45,216	58,780	30,091	(28,689)
June 20, 2019	34,450	36,517	19,895	(16,622)
July 17, 2019	37,900	33,352	5,628	(27,724)
August 26, 2019	40,000	27,020	6,619	(20,401)
September 18, 2019	39,500	49,376	8,255	(41,121)
Total	252,998	$325,022	$116,357	$(208,665)

(1)	Fair values are derived based on the closing price of the Company’s common stock on the date of the conversion notice.

(2)	Converted balance includes portions of principal, accrued interest, accounts payable, financing fees and interest penalties converted upon the issuance of shares of common stock.

Warrants

During the nine months ended September 30, 2019, the Company granted 100,000 warrants with a weighted average exercise price of $0.75 per warrant (Note 9(q)). There was no other warrant activity in the period. As at September 30, 2019, 100,000 warrants were outstanding and exercisable with a weighted average remaining contractual life of 4.93 years and an aggregate intrinsic value of $55,000.

Note 15 – RELATED PARTY TRANSACTIONS

As at September 30, 2019, the Company owed $167,765 ($222,121 CDN) (December 31, 2018 - $139,835 ($190,764 CDN)) to the President, CEO, and CFO of the Company for management fees and salaries, which has been recorded in trade and other payables. The amounts owed and owing are unsecured, non-interest bearing, and due on demand. During the nine months ended September 30, 2019 the Company incurred $150,000 (2018 - $150,000) in salaries to the President, CEO, and CFO of the Company.

As at September 30, 2019, the Company owed $13,178 ($17,450 CDN) (December 31, 2018 - $12,791 ($17,450 CDN)) to a company controlled by the son of the President, CEO, and CFO of the Company for subcontractor services. The balance owing has been recorded in trade and other payables. The amount owing is unsecured, non-interest bearing, and due on demand.

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

Note 17 – CONTINGENCIES

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at September 30, 2019, included in trade and other payables is $44,804 related to this unpaid invoice, interest and legal fees.

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on September 12, 2017 in the United States District Court, Southern District of New York. Refer to Note 9. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, and legal fees incurred by Coastal with respect to the lawsuit. This action is still pending but management’s assessment is that an unfavorable outcome is not probable. As at September 30, 2019, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

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

On April 9, 2018, the Company received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleges that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ seeks damages in excess of $200,000 but not more than $1,000,000, which consists of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. This action is still pending but as at September 30, 2019, JSJ has negotiated a reduced amount with a private investor. As at September 30, 2019, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

Note 18 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2019, for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

On October 16, 2019, the Company issued 35,000 shares of common stock pursuant to the conversion of outstanding convertible debentures and accrued interest.

On October 24, 2019, the Company issued 32,000 shares of common stock pursuant to the settlement of outstanding litigation.

On October 29, 2019, the Company re-designated its Series A Preferred Stock. The Series A Preferred Stock shall be entitled to vote with the holders of the Company's Common Stock as a class at the rate of six hundred and 665 common share votes per share of Series A Preferred Stock. The Series A Preferred Stock shall be deemed cancelled five years following issuance, provided that the Board of Directors may, in its discretion, retire the Series A Preferred Stock at any time after two years following issuance, or defer the retirement of the Series A Preferred Stock for up to 10 years following issuance. In connection with the re-designation the Company issued an aggregate of 200,376 shares of Series A Preferred Stock to three directors of the Company in consideration of services rendered to the Company.

On November 13, 2019, the Company issued 47,500 shares of common stock pursuant to the conversion of outstanding convertible debentures and accrued interest.

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

Results of Operations

We recognized net loss of $5,555,935 for the three-month period ended September 30, 2019, which was $561,223 or 11.2% greater than the net loss of $4,994,712 for the three-month period ended September 30, 2018. The primary reasons are attributable to the increase in loss from change in fair value of derivative liabilities, offset by a decrease in financing costs. Also contributing to this increase in loss is an increase in loss from operations.

We recognized a net loss of $5,835,721 for the nine-month period ended September 30, 2019, which was $3,480,398 or 37.4% less than the net loss of $9,316,119 for the nine-month period ended September 30, 2018. The primary reasons are attributable to a decrease in total operating expenses, as well as decreases in the loss on extinguishment of debt and finance costs. This decrease in net loss is offset by increase in loss from change in fair value of derivative instruments.

The following table summarizes key items of comparison and their related increase (decrease) for the three and nine month periods September 30, 2019 and 2018:

	Three months ended		Increase (Decrease)	Nine months ended		Increase (Decrease)
	30-Sep-19	30-Sep-18	2019 – 2018	30-Sep-19	30-Sep-18	2019 – 2018
	($)	($)	(%)	($)	($)	(%)
Revenues	$453,210	708,963	-(36.1%)	$1,239,280	$1,056,905	17.3%
Cost of revenue	278,964	26,091	969.2%	617,918	123,972	398.4%
Gross profit	174,246	682,872	-74.5%	621,362	932,933	-33.4%

Operating Expenses:
Compensation expense	124,898	181,737	-31.3%	404,654	599,539	-32.5%
General and administrative expense	268,275	341,481	-21.4%	699,969	974,974	-28.2%
Warranty expense	-	2,179	-100.0%	-	48,452	-100.0%
Bad debt expense (recovery)	(28,172)	39,163	-171.9%	(30,038)	70,155	-142.8%
Depreciation and amortization expense	9,795	3,427	185.8%	30,616	12,341	148.1%
Total operating expenses	374,796	567,987	-34.0%	1,105,201	1,705,461	-35.2%
Loss from operations	(200,550)	114,885	-274.6%	(483,839)	(772,528)	-37.4%

Other income (expense)
Foreign currency exchange	9,165	234,109	-96.1%	40,328	83,897	-51.9%
Change in fair value of derivative instruments	(4,944,421)	(120,312)	4009.7%	(4,223,797)	277,205	-1623.7%
Loss on extinguishment of debt	(80,411)	(4,494,554)	-98.2%	(208,665)	(6,658,785)	-96.9%
Finance costs	(339,718)	(728,840)	-53.4%	(959,748)	(2,245,908)	-57.3%
Total other expense	(5,355,385)	(5,109,597)	4.8%	(5,351,882)	(8,543,591)	-37.4%

Provision for income taxes expense (benefit)	-	-	-%	-	-	-%
Net loss	(5,555,935)	(4,994,712)	11.2%	(5,835,721)	(9,316,119)	-37.4%

Comparison of the three and nine months ended September 30, 2019 and 2018:

Revenue

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

Revenue	$453,210	$708,963	(36.1)	$1,239,280	1,056,905	17.3

Revenue decrease by $255,753 or 36.1%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Revenue increased by $182,375 or 17.3%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Sales increased for the nine months ended, year over year, as the result of aggressive marketing and installation of the new Infinity suite of products compared to lower sales in the comparative period. Sales decreased for the three months ended, year over year, as a result of decreased sales efforts on existing product lines in preparation for the roll-out of new product lines expected to release in calendar 2020.

Cost of Revenue

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

Cost of revenue	$278,964	$26,091	969.2	$617,918	$123,972	398.4

Cost of revenue increased by $252,873, or 969.2%, for the three months ended September 30, 2019 as compared to the three months September 30, 2018. The overall increase was primarily due to the increase of cost of goods sold as certain sales in the prior period were satisfied with refurbished RMA inventory, which have lower costs. The table below outlines the differences in detail:

	For the Three Months Ended
	September 30, 2019	September 30, 2018	Difference	% Difference
Cost of Goods	$258,261	$13,133	$245,128	1,866.5
Labour	30	-	30	-
Mapping & Freight Costs	10,342	2,892	7,450	257.6
Wireless Fees	10,340	10,066	274	2.7
Inventory Write-off/Adjustments	(9)	-	(9)	-
	$278,964	$26,091	$252,873	969.2

Cost of revenue increased by $493,946, or 398.4%, for the nine months ended September 30, 2019 as compared to the nine months September 30, 2018. The overall increase was primarily due to the increase of cost of goods sold, labour, and mapping and freight costs. Cost of goods sold increased as certain sales in the prior period were satisfied with refurbished RMA inventory, which have lower costs. The table below outlines the differences in detail:

	For the Nine Months Ended
	September 30, 2019	September 30, 2018	Difference	% Difference
Cost of Goods	$554,531	$77,703	$476,828	613.7
Labour	8,997	-	8,997	-
Mapping & Freight Costs	22,454	8,030	14,424	179.6
Wireless Fees	34,708	38,239	(3,531)	(9.2)
Inventory Write-off/Adjustments	(2,772)	-	(2,772)	-
	$617,918	$123,972	$493,946	398.4

Compensation Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

Compensation Expense	$124,898	$181,737	(31.3)	$404,654	$599,539	(32.5)

Compensation expense decreased by $56,839, or 31.3%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due to a reduction in headcount and employees. Compensation expense decreased by $194,885, or 32.5%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to a reduction in headcount and employees.

General and Administration Expense

General & administration expense decreased by $73,206 or 21.4% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The table below outlines the differences in detail:

	For the Three Months Ended
	September 30, 2019	September 30, 2018	Difference	% Difference
Accounting & Legal	$13,918	$107,725	$(93,807)	(87.1)
Marketing & Advertising	(1,378)	13,301	(14,679)	(110.4)
Subcontractor & Commissions	55,750	109,053	(53,303)	(48.9)
Hardware	14	10,660	(10,646)	(99.9)
Office Expense, Rent, Software, Bank & Credit Card Charges, Telephone, Travel, & Meals	199,971	100,742	99,229	98.5
	$268,275	$341,481	$(73,206)	(21.4)

Overall general and admin expenses had significant primarily due to large decreases in legal, accounting fees, and subcontractor and commissions expenses. Offsetting this decrease was an increase in office expense, rent, software and other charges primarily due to a reduction in rent expense and travel and other expenses. Travel and other expenses increased as the Company attended a tradeshow in the current period, but not the prior.

General & administration expense decreased by $275,005 or 28.2% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The table below outlines the differences in detail:

	For the Nine Months Ended
	September 30, 2019	September 30, 2018	Difference	% Difference
Accounting & Legal	$98,773	$252,395	$(153,622)	(60.9)
Marketing & Advertising	44,415	33,519	10,896	32.5
Subcontractor & Commissions	183,061	230,215	(47,154)	(20.5)
Hardware	3,828	47,900	(44,072)	(92.0)
Office Expense, Rent, Software, Bank & Credit Card Charges, Telephone, Travel, & Meals	369,892	410,945	(41,053)	(10.0)
	$699,969	$974,974	$(275,005)	(28.2)

The overall decrease in general and administrative expenses was primary related to a decrease in accounting and legal expenses of $153,622 or 60.9% primarily due to restructuring expenses in the prior year which did not occur in the current year. Rent expense decreased as the Company relocated to a new office space in the previous quarter. Travel and other expenses decreased as the Company began providing remote service and support, rather than on-site support.

Foreign Currency Exchange

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

Foreign currency exchange (gain) loss	$(9,165)	$(234,109)	(96.1)	$(40,328)	$(83,897)	(51.9)

For the three months ended September 30, 2019, we recognized a $9,165 foreign exchange gain as compared to a $234,109 foreign exchange gain for the three months ended September 30, 2018. The change was primarily due to settlement of various foreign currency denominated debt instruments in the prior year as well as beneficial changes in foreign currency rates on payables, receivables and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

For the nine months ended September 30, 2019, we recognized a $40,328 foreign exchange gain as compared to a $83,897 foreign exchange loss for the nine months ended September 30, 2018. The change was primarily due to settlement of various foreign currency denominated debt instruments in the prior year as well as beneficial changes in foreign currency rates on payables, receivables and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian Dollar, Euro and British pound.

Unrealized (Gain) Loss on Derivative

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

Unrealized (gain) loss on derivative	$4,944,421	$120,312	4,009.7	$4,223,797	$(277,205)	1,623.7

Derivative loss increased by $4,824,109 or 4,009.7%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due to the change in fair value as of September 30, 2018 triggering of unrealized losses on derivative instruments in the current quarter ending on convertible notes payable. The change in fair value was impacted heavily due to the volatility and closing value in the Company’s stock price.

Derivative loss increased by $4,501,002 or 1,623.7%, for the nine months ended September 30, 2019 as compared to the gain in the nine months ended September 30, 2018 due to the change in fair value as of September 30, 2018 triggering of unrealized gains on derivative instruments in the current quarter ending on convertible notes payable. The change in fair value was impacted heavily due to the volatility and closing value in the Company’s stock price.

Finance Costs

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

Finance costs	$339,718	$728,840	(53.4)	$959,748	$2,245,908	(57.3)

Finance costs decreased by $389,122 or 53.4%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Finance costs decreased due to the large number of conversions and settlement of notes in the current period and prior year.

Finance costs decreased by $1,286,160 or 57.3%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Finance costs decreased due to the large number of conversions and settlement of notes in the current period and prior year.

Net Loss

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

Net loss	$(5,555,935)	$(4,994,712)	11.2	$(5,835,721)	$(9,316,119)	(37.4)

As a result of the above factors, net loss increased by $561,223 or 11.2% and net loss decreased by $3,480,398 or 37.4% for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, respectively.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through September 30, 2019, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At September 30, 2019, we had $12,781,150 in outstanding indebtedness, all of which matures within the next twelve months.

We had cash in the amount of $119,243 as of September 30, 2019, as compared to $5,059 as of December 31, 2018. We had a working capital deficit of $12,212,547 as of September 30, 2019 compared to working capital deficit of $6,687,807 as of December 31, 2018.

Liquidity and Financial Condition

Our financial position as of September 30, 2019 and 2018, and the changes for the periods then ended are as follows:

Working Capital

	At September 30, 2019	At December 31, 2018
Current Assets	$568,603	$333,239
Current Liabilities	$12,799,226	$7,021,046
Working Capital	$(12,230,623)	$(6,687,807)

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	September 30,
	2019	2018

Net cash used in by operating activities	$(652,026)	$(1,124,073)
Net cash used in investing activities	-	(2,670)
Net cash provided by financing activities	766,210	1,328,659
Net increase in cash	114,184	201,916
Effect of exchange rate changes on cash and cash equivalents	-	(152,238)
Cash at beginning of period	5,059	5,488
Cash at end of period	$119,243	$55,166

Net Cash Used in Operating Activities. During the nine months ended September 30, 2019, cash used in operations totaled $652,026. This reflects the net loss of $5,835,721 less $5,165,689 provided by changes in operating assets and liabilities and adjustments for non-cash items. Non-cash and working capital items consisted primarily of non-cash change in fair value of derivative liabilities of $4,223,797, non-cash accretion of discounts on debt of $461,536 and increase in trade payables and accruals of $464,882.

Net Cash (Used in) Provided by Investing Activities. The Company had no investing activities in the nine months ended September 30, 2019. Investing activities reduced cash by $2,670 in the nine months ended September 30, 2018, related to the purchase of property, plant and equipment.

Net Cash Provided by Financing Activities. Net cash from financing activities during the nine months ended September 30, 2019 totaled $766,210, from various note and loan facilities entered into during the period. Net cash provided by financing activities during the nine months ended September 30, 2018 was $1,328,659, primarily from various note and loan facilities entered into during the period in addition to the issuance of shares.

Outstanding Indebtedness

Our current indebtedness as of September 30, 2019 is comprised of the following:

●	Unsecured loan payable in the amount of $190,896 bearing interest at 15% per annum and due on demand;

●	Unsecured loan payable in the amount of $317,500 bearing interest at 18% per annum;

●	Unsecured note payable in the amount of $46,186, bearing interest at 36% per annum, matured and in default;

●	Unsecured, loan payable, interest 10% per annum, with a minimum interest amount of $25,000, due on demand;

●	Unsecured loan payable in the amount of $250,000, bearing interest at 10% per annum, is due on demand, and convertible into common shares at $1.75 per share;

●	Unsecured, convertible note payable to related party in the amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable in the amount of $245,889 interest 8% per annum. Repayable in cash or common shares at the lower of (i) twelve cents ($0.12) and (ii) the closing sales price of the Common Stock on the date of conversion;

●	Unsecured, convertible note payable in the amount of $81,470 interest 10% per annum. Matures on July 17, 2018. Principal is repayable in cash or common shares at the lower of (i) six cents ($0.06) (ii) 55% of the lowest trading price during the 20 Trading Days immediately preceding the date of conversion;

●	Unsecured, convertible note payable in the principal amount of $51,500, bears interest at 10% per annum, is due on February 8, 2019, and is convertible into common shares at a conversion price equal to the lower of (i) 32% discount off of the lowest intra-day trading price during previous (10) trading days immediately preceding a conversion date;

●	Unsecured, convertible note payable in the principal amount of $180,000, bears interest at 10% per annum, is due on February 28, 2019, and is convertible into common shares at a conversion price equal to the lower of (i) 32% discount off of the lowest intra-day trading price during previous (15) trading days immediately preceding a conversion date;

●	Unsecured, convertible note payable in the principal amount of $70,360, bears interest 10% per annum, is due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lower of (i) lowest trading price during previous (25) trading days prior to the date of note or (ii) lowest trading price during previous (25) trading days prior to the date of conversion;

●	Unsecured, convertible promissory note in the principal amount of $100,791, bears interest at 12% per annum, is due on August 31, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured, convertible note payable in the principal amount of $273,978, bears interest 12% per annum, is due on demand, and is convertible into common shares at a conversion price equal to the lower of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date;

●	Unsecured, convertible promissory note in the principal amount of $137,500, bears interest at 12% per annum, is due on January 22, 2020, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured, convertible bridge loan agreement in the principal amount of $150,000, bears interest at 4.99% per month, is due in 60 days on May 7, 2019 and is convertible into restricted common shares of the Company at the lender’s option at the market price per share less a 30% discount to market. Settlement by conversion into common shares would result in settlement for share of common stock of the Company with a fair value of $214,286;

●	Unsecured, convertible promissory note in the principal amount of $413,590, bears interest at 12% per annum, is convertible into common shares after 180 days from issuance date at a conversion price equal to the lessor of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment;

●

Unsecured, convertible promissory note in the principal amount of $240,420, bears interest at 12% per annum, with $125,210 due on August 31, 2019, and 125,210 due on September 30, 2020, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment;

●

Unsecured, convertible promissory note in the principal amount of $220,000, bears interest at 10% per annum, is due on July 30, 2020, and is convertible into common shares at a conversion price equal to the lesser of (i) 60% of the lowest trading price during the previous twenty trading days prior to the issuance date, or (ii) the lowest trading price for the Common Stock during the twenty day period ending one trading day prior to conversion of the note;

●

Unsecured, convertible promissory note in the principal amount of $137,500, bears interest at 10% per annum, is due on June 3, 2020, and is convertible during the first 180 calendar days from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending last complete trading day before conversion; and

●

Unsecured, convertible promissory note in the principal amount of $55,000, bears interest at 10% per annum, is due on September 19, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending last complete trading day before conversion.

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period to be as follows:

Estimated Expenses for the Twelve-Month Period ending September 30, 2020
Management compensation	$500,000
Professional fees	$150,000
General and administrative	$1,900,000
Total	$2,550,000

As noted earlier, during the nine months ended September 30, 2019, cash used in operations totaled $241,038. The relatively low level of cash used compared to our estimated working capital needs in the future was the result of an accumulation of vendor payables, customer receivables, and an increasing loan payable balance. We need to reduce the current level of payables in the near future to keep a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $2,550,000 that we require for the next 12 months, we had $119,243 in cash as of September 30, 2019 and a working capital deficit of $12,212,547. Our principal sources of liquidity are cash generated from product sales. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 4, 2015, a lawsuit was commenced against VTS in the Supreme Court of British Columbia, captioned Amanda McGuire v. VTS, No. S-154634, Vancouver Registry. The plaintiff alleges that a promissory note in the principal amount of $100,000 CDN issued by VTS was not converted into common shares of VTS, as asserted by VTS, and the plaintiff seeks repayment of indebtedness in the amount of $100,000 CDN plus interest and costs. An agreement was reached on August 13, 2015 between VTS and the plaintiff, pursuant to which VTS agreed to pay the plaintiff $119,700 CDN in monthly installations of $17,100 CDN, the first payment commencing on October 1, 2015, and the plaintiff agreed to exchange 101,200 shares of common stock of VTS for 18,422 shares of common stock of DSG Global, which exchange occurred on October 22, 2015. On October 17, 2016, the Supreme Court of British Columbia made an order in relating to the above discussed lawsuit from a shareholder to recover a loan of CAD$100,000. VTS was ordered to repay the remaining loan plus costs in the amount of $77,589 to the shareholder in 14 monthly payments of $5,500 each plus $589 at the 15th month, starting February 15, 2017. An agreement to settle the lawsuit was negotiated during the quarter ended September 30, 2019, and a release on claims signed September 30, 2019. On October 24, 2019 32,000 shares of common stock were issued as partial compensation pursuant to the settlement.

On September 7, 2016, a vendor has filed a Complaint for Damage in Florida (Case Number: CACE-16-016663) to recover unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a dispute that VTS did not think that vendor had delivered the service according to the agreement between the two parties. On May 31, 2017, the Company was ordered to repay the total invoice amount of $22,396 plus interest of $7,722 as well as costs and reasonable attorney fees incurred in this action totaling $9,971. The Company has accrued liabilities related to this matter in the financial statements. As of September 30, 2019, the Company not yet made any payments.

On May 24, 2017, we received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on September 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, and legal fees incurred by Coastal with respect to the lawsuit. This action is still pending. As at September 30, 2019, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

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

On April 9, 2018, we received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleges that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ seeks damages in excess of $200,000 but not more than $1,000,000, which consists of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. This action is still pending. As at September 30, 2019, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

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

Date: November 14, 2019	DSG Global Inc.
(Registrant)

	By:	/s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

