Form 10-K
period 2019-12-31
DSG Global Inc.
filed 2020-05-15
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $787,569 based on the closing price on that date. As of May 14, 2020, the registrant had 13,721,779 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2019, the last day of the fiscal year covered by this Annual Report on Form 10-K.

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

Corporate History

When used in the Annual Report, the terms “Company,” “we,” “our,” “us,” “DSG,” or “VTS” mean DSG Global, Inc., its subsidiary Vantage Tag Systems Inc. and its wholly owned subsidiary DSG Tag Systems International, Ltd.

DSG Global Inc. (formerly Boreal Productions Inc.) was incorporated under the laws of the State of Nevada on September 24, 2007. The Company was initially formed to option and package rights for feature film and television projects. We now operate as a technology development company engaged in the design, manufacture, and marketing of fleet management solutions in the golf industry. The Company’s principal activities are the sale and rental of GPS tracking devices and interfaces for golf vehicles and related support services.

Upon incorporation we received our initial funding of $9,000 through the sale of common stock to our then sole officer and director, who purchased 3,000,000 pre-reverse split shares of common stock at $0.003 per share and $45,000 from the sale of 3,000,000 pre-reverse split shares of common stock issued to 30 un-affiliated investors at $0.015 per share. On June 11, 2008, we effected a five for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 to 375,000,000 pre-reverse split shares of common stock and our outstanding share capital increased from 6,000,000 shares of pre-reverse split common stock to 30,000,000 shares of pre-reverse split common stock.

On April 13, 2015, we entered into a share exchange agreement with Vantage Tag Systems Inc. (“VTS”) (formerly DSG Tag Systems Inc.) and the shareholders of VTS who become parties to the share exchange agreement. Pursuant to the terms of the share exchange agreement, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding shares of VTS’s common stock in exchange for the issuance by our company of up to 20,000,000 pre-reverse split shares of our common stock to the shareholders of VTS on the basis of one of our pre-reverse split common shares for 5.4935 common shares of VTS.

Previously, in anticipation of the share exchange agreement with VTS, we undertook to change our name and effect a reverse stock split of our authorized and issued common stock. Accordingly, on January 19, 2015, our board of directors approved an agreement and plan of merger to merge with our wholly owned subsidiary DSG Global Inc., a Nevada corporation, to effect a name change from Boreal Productions Inc. to DSG Global Inc. Our company remains the surviving company. DSG Global Inc. was formed solely for the change of name.

Also, on January 19, 2015, our company’s board of directors approved a resolution to effect a reverse stock split of our authorized and issued and outstanding shares of common stock on a three (3) old for one (1) new basis. Upon effect of the reverse split, our authorized capital will decrease from 375,000,000 pre-reverse split shares of common stock to 125,000,000 pre-reverse split shares of common stock and correspondingly, our issued and outstanding shares of common stock will decrease from 30,000,000 to 10,000,000 pre-reverse split shares of common stock, all with a par value of $0.001.

Articles of Merger to effect the merger and change of name and a Certificate of Change to affect the reverse stock split were filed with the Nevada Secretary of State on January 22, 2015, with an effective date of February 2, 2015. The name change and forward split were reviewed by the Financial Industry Regulatory Authority (FINRA) were approved for filing with an effective date of February 23, 2015.

The name change became effective with the Over-the-Counter Bulletin Board and OTC Markets quotation system at the opening of trading on February 23, 2015 under the symbol “BRPOD”. Effective March 19, 2015 our stock symbol changed to “DSGT”. Our new CUSIP number following the symbol change is 23340C104. The first trade of our common shares occurred on March 25, 2015.

On May 6, 2015, we completed the acquisition of approximately 75% (82,435,748 common shares) of the issued and outstanding common shares of VTS as contemplated by the share exchange agreement by issuing 15,185,875 pre-reverse split shares of our common stock to shareholders of VTS who became parties to the agreement. In addition, concurrent with the closing of the share exchange agreement, we issued an additional 179,823 pre-reverse split shares of our common stock to Westergaard Holdings Ltd. in partial settlement of accrued interest on outstanding indebtedness of VTS.

We had not achieved revenues and have accrued a net loss of $153,964 from our inception through May 6, 2015, being the date of the reverse merger. We had been issued a going concern opinion by our auditors and relied solely upon the sale of our securities to fund operations.

Following the initial closing of the share exchange agreement and through October 22, 2015, we acquired an additional 101,200 shares of common stock of VTS from shareholders who became parties to the share exchange agreement and issued to these shareholders an aggregate of 18,422 pre-reverse split shares of our common stock. Following completion of these additional purchases, DSG Global Inc. owns 100% of the issued and outstanding shares of common stock of VTS.

The reverse acquisition was accounted for as a recapitalization effected by a share exchange, wherein VTS was considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity were brought forward at their book value and no goodwill has been recognized. We adopted the business and operations of VTS upon the closing of the share exchange agreement.

Subsequent to the closing of the share exchange agreement with VTS, we adopted the business and operations of VTS.

VTS was incorporated under the laws of the State of Nevada on April 17, 2008 and extra provincially registered in British Columbia, Canada in 2008. In March 2011, VTS formed DSG Tag Systems International, Ltd. in the United Kingdom (“DSG UK”). DSG UK is a wholly owned subsidiary of VTS.

DSG Global, Inc., under the brand name Vantage Tag Systems Inc. (“VTS”) provides patented electronic tracking systems and fleet management solutions to golf courses and other avenues that allow for remote management of the course’s fleet of golf carts, turf equipment and utility vehicles. Their clients use VTS’s unique technology to significantly reduce operational costs, improve the efficiency plus profitability of their fleet operations, increase safety, and enhance customer satisfaction. VTS has grown to become a leader in the category of Fleet Management in the golf industry, with its technology installed in vehicles worldwide. VTS is now aggressively branching into several new streams of revenue, through programmatic advertising, licensing and distribution, as well as expanding into Commercial Fleet Management, PACER a single rider golf cart and Agricultural applications. Additional information is available at http://vantage-tag.com/

Ready Golf: Our roots as a company are in golf, and our technology is changing the way golf is being played and driving new revenue for courses.

●	Vantage TAG equipped golf carts enhance fleet management.

●	Single rider carts speed up pace of play and drive rental revenue.

●	Onboard touchscreens drive revenue and offer an enhanced course experience.

●	Combination of technology and single rider carts has the ability to decrease average play time to 2:20 and drive numerous extra plays per hour.

●	Our “Pennies A Day, Pennies A Round” model provides easy entry to leasing single-rider vehicles.

In Development: DSG’s Infinity On-Board Screen Offers Gaming Revenue Potential

●	In the next two years, sports betting will generate $10B / licensed in 20+ States.

●	In negotiations with leading mobile gaming developers.

●	DSG’s existing Infinity screens work with current gaming technology.

Business Unit Overview: On Board Media

●	38,000 courses globally.

●	26,000 courses capable of installing the DSG TAG SYSTEM with the TAG and INFINITIY.

●	Courses with INFINITY screens in carts can generate $90,000 - $110,000 in additional revenue.

●	Screens for free and own revenue generated by 250 golf courses.

●	DSG single-rider golf cars are available in any quantity for most courses on a revenue share basis with no upfront cost to the golf course.

●	Programmatic Advertising has the ability to increase revenue 4x more than standard advertising, an average increase of $200,000 - $300,000 per course.

Business Unit Overview: TAG / Fleet Management Vantage Golf Potential:

●	38,000 courses globally.

●	4 Million golf carts in the world market.

●	DSG Tech on 300 courses now, with an additional 500 courses added in 2020 driving $15 million in sales.

●	Key component of our “Pennies A Day, Pennies A Round” program.

Vantage e-Rickshaw Potential:

●	Global three-wheelers market is projected to reach $39.9 billion by 2024.

●	11,000 new e-Rickshaws hit the streets every month, with annual sales expected to increase about 9 percent by 2021.

●	Research on car-data-monetization trends and characteristics suggests that this value pool could be as large as $750 billion by 2030.

●	DSG Global, Inc. has a strategic partnership in China to integrate Vantage TAG Systems with EVs, incorporating the Company’s advanced fleet management capabilities.

Our most recent product that is used to increase the Pace of Play on the course up to 90 minutes per round is the RAPTOR. Our 3 wheel single rider allows the course to revenue share with VTS as the RAPTOR is put on the course free of charge and then allows the course to revenue share with VTS along the way. Each seat is rented to the customers for minimum $25 per round.

On March 26, 2019, our company effected a reverse stock split of our authorized and issued and outstanding shares of common stock on a four thousand (4,000) old for one (1) new basis. Upon effect of the reverse split, our authorized capital decreased from 3,000,000,000 pre-reverse split shares of common stock to 750,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock decreased from 2,761,333,254 pre-reverse split to 690,403 shares of common stock, all with a par value of $0.001. On May 23, 2019, an increase in common shares to 150,000,000 was authorized, with a par value of $0.001. Our shares of Preferred Stock remain unchanged. This Form 10-K gives retroactive effect to such reverse stock split named above and all share and per share amounts have been adjusted accordingly, unless otherwise noted.

Our principal executive office is located at 312 – 2630 Croydon Drive Surrey, British Columbia, V3Z 6T3, Canada. The telephone number at our principal executive office is 1 (877) 589-8806.

Recent Developments

On March 2, 2020 we entered into an Advisory Services Agreement (the “Advisory Agreement”) with Graj + Gustavsen, Inc. (“G+G”). Under the terms of this five-year Advisory Agreement, G+G has agreed to provide the Company with strategic brand and business positioning, strategic marketing, concept development and ongoing strategic consulting services. In consideration of the services to be rendered by G+G, the Company has agreed to (1) make a cash payment in the amount of $350,000 payable in several tranches following the Company’s completion of future financings of the Company, and monthly payments of $10,000 following the first twelve months of the engagement, and (2) issue a five-year warrant to purchase 2,829,859 at an exercise price of $0.25 per share, upon the execution of the Advisory Agreement (the “First Warrant”), and a five-year warrant to purchase such number of shares of the Company’s common stock that is equal to 10% of the Company’s shares of common stock calculated on a fully diluted basis as of the closing date of the future financing, at an exercise price per share equal to the 80% of the price of the Company’s securities in such future financing less the number of shares represented by the First Warrant. The warrants contains, among other provisions customary for the instruments of this nature, provisions pertaining to cashless exercise, and two-year piggy-back registration rights which allows the holders of the warrants to have the shares of the Company’s common stock underlying the warrants registered alongside other registrable securities of the Company, subject to underwriter cutbacks in case of underwritten public offering(s) of the Company’s securities, if any.

On September 18, 2019, we entered into an Equity Financing Agreement (the “Financing Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with GHS Investments, LLC (“GHS”). Under the terms of the Financing Agreement, GHS has agreed to provide the Company with up to $7,000,000 of funding upon effectiveness of a registration statement on Form S-1. Following effectiveness of the registration statement, the Company shall have the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed two hundred percent (200%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to eighty percent (82%) of the lowest traded price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put is delivered to GHS. No put will be made in an amount greater than $500,000. Puts may be delivered by the Company to GHS until the earlier of forty-eight (48) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $7,000,000 worth of put shares.

DSG Technologies and Products

Technology Overview

DSG produces a “modular” suite of products to provide fleet management solutions for any vehicle required for a golf operation and provides two golfer information display options to meet the operators budget requirements. DSG has grown to be the leader in the golf fleet management industry with these capabilities.

The Vantage Tag System is designed from the ground up to be a golf/turf vehicle fleet management system. Its main function is addressing the golf course operator needs. While employing same core technology (cellular wireless and GPS) as traditional commercial vehicle fleet management systems, DSG has created the patented TAG Golf solutions to adapt it to the very specific requirements of the golf environment. Compared to mainstream fleet tracking products, DSG collects 10 to 50 times more data points per MB (megabyte) of cellular data due to its proprietary data collection and compression algorithms. Also, the relative positioning accuracy is improved by almost one order of magnitude by the use of application-specific geo-data validation and correction methods.

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

DSG leveraged the existence of an abundance of very cost-effective telematics solutions by selecting an “off-the-shelf” hardware platform that meets all the main performance and environmental requirements for operation in the harsh, outdoor golf course environment. While removing all risk and cost associated with developing a proprietary hardware platform, DSG has maintained the unique nature of its hardware solution by developing a set of proprietary adapters and interfaces specifically for the golf application.

DSG has secured an exclusive supply agreement with the third-party hardware manufacturers for the golf industry. Additionally, DSG owns the design of all proprietary adapters and interfaces. This removes the risk of a potential competitor utilizing the same hardware platform. Competitors could attempt to reverse engineer or copycat the TAG technology and equipment. This risk factor is mitigated by the fact that our product does not rely on a particular technology or hardware platform to be successful but on a very specific software application which is far more difficult to copy and, therefore, is easier to protect.

The application software contains patented features implemented in every core component of the system. The TAG device runs DSG proprietary firmware incorporating unique data collection and compression algorithms. The web server software which powers the end-user application is also proprietary and incorporates the industry knowledge accumulated through the over 70 years of collective industry experience of the DSG team.

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

DSG is positioned to take advantage of mainstream technology and utilize “best in class” hardware platforms to create new generations of products. Our software is designed to be “portable” to future new platforms with better GPS and wireless technology in order to maintain the Company competitive edge.

DSG follows the same model for all new product development: select the best-in-class third-party hardware platform, design and produce custom proprietary accessories, and focus the bulk of development effort on vertical software applications to address a very specific set of end-customer needs.

The latest addition to the TAG family of products, the 12” INFINITY, is a perfect example of this development philosophy in action: the main component is a last-generation Android tablet PC wrapped in a custom designed weather-proof body, and containing the power supply and interface components required for the golf environment. The software application takes advantage of all the advanced high-resolution graphics, touch user interface, and computing power of the Android OS, delivering a vastly superior user experience compared to competitive systems. The time to market for INFINITY was only 30% of how long it took to develop and launch similar products in the past.

The TAG Control Unit

The Company’s flagship product is the TAG Control unit. The TAG Control unit can operate as a “stand alone” unit or with one of two displays; the TEXT alphanumeric display or the INFINITY high definition “touch activated” screen. The TAG Control unit is GPS enabled and communicates with the TAG software using cellular GSM networks. Using the cellular network rather than local Wi-Fi assures carrier grade uptime, and vehicle tracking “off- property”. GSM is the de facto global standard for mobile communications.

The TAG Control unit itself is discreetly installed usually in the nose of the vehicle to give the GPS clear line of site. It is then connected to the vehicle battery and ignition. The property is then mapped using the latest satellite imagery that is graphically enhanced and loaded into the TAG System as a map.

Once installed the vehicle owner, equipped with any computer, smartphone, or tablet that has an internet connection, can use the TAG Software to locate the vehicle in real time and perform various management operations.

The operator can use the geo-fencing capabilities to create “restricted zones” on the property where they can control vehicle behavior, such as shutting down a vehicle that is entering a sensitive or dangerous area. The TAG System also monitors the strength of a vehicle’s battery, helping to prevent sending out vehicles with undercharged batteries, which can be an inconvenience for the course and negatively impact the golfer experience.

Features and Benefits

●	Internal battery utilizing Smart Power technology which charges the battery only when the vehicle is running (gas) or being charged (electric)

●	Pace of Play management and reporting which is a critical statistic for the golf operator

●	No software to install

●	Web based access on any computer, smartphone, or tablet

●	Set up restricted zones to protect property, vehicles, and customers

●	Real time tracking both on and off property (using Street Maps)

●	Email alerts of zone activity

●	Cart lockdown

●	Detailed usage reporting for improved maintenance, proper vehicle rotation, and staff efficiency

●	Geofencing security features

●	Ability to enforce cart path rules which is key to protecting course on wet weather days

●	Modular system allows for hardware and feature options to fit any budget or operations

TAG TEXT Display

The TEXT is paired with the TAG Control unit as DSG’s TAG TEXT display system for operators who desire to provide basic hole distance information and messaging to the golf customer. The TAG TEXT unit is a cost-effective solution for operators who desire to give their customers GPS services with the benefits of a Fleet Management back end. The TAG TEXT unit can be mounted on the steering column or the dash depending on the customer’s preference.

DSG’s TAG TEXT golf information display

Features and benefits

●	Hole information display

●	Yardage displays for front, middle, back locations of the pin

●	Messaging capabilities – to individual carts or fleet broadcast

●	Zone violation warnings

●	Pace of Play notifications

●	Smart battery technology to prevent power drain

●	Versatile mounting option

12” INFINITY Display

The 12” INFINITY is a solution for operators who desire to provide a high-level visual information experience to their customers. The INFINITY is a high definition “Touch” activated display screen mounted in the golf cart integrated with the TAG Control unit to provide a full back/front end Fleet Management solution. The INFINITY displays hole graphics, yardage, and detailed course information to the golfer and provides interactive features such as Food and Beverage ordering and scorekeeping.

The industry leading 12” INFINITY – featuring the largest and brightest screen available.

Features and Benefits

●	Video advertising

●	Advanced score card

●	Integrated food and beverage ordering

●	Easy readability

●	3D flyovers

●	Instantly lay-up yardage

●	Bluetooth capable

●	Pro tips

●	Much more…

Advertising Platform

A unique feature of the INFINITY system is the advertising display capability. This can be used by the operator for internal promotion of services or for generating revenue by selling the ad real estate since the golf demographic is very desirable to advertisers. The INFINITY displays banner, panel, full page, pro tip, and Green view ads. There is also ad real estate on the interactive feature screens for Food and Beverage ordering and the scorecard. The INFINITY System can also display animated GIF files or play video for added impact.

Advertising displayed in multiple formats including animated GIF and video

DSG has developed proprietary “Ad Manager” software which is used to place and change the ads on the system(s) in real time. The Ad Manager can deploy to a single system or multiple systems. This creates a network of screens that is also very desirable to advertisers as ad content can be deployed locally, regionally, or nationally. The advertising platform is an important part of the Company’s future marketing and sales strategy.

DSG Advertising Platform

The DSG advertising platform delivers advance ROI (Revenue Optimization Intelligence). Utilizing all streams of advertising delivery, such as automated, direct, and self-serve. The program has the ability to deliver relevant advertising to golfers the moment they sit in the cart. The new version is more effective than the previous advertising model of ‘One to One’, these are local ads only sold through direct sales by courses, or 3rd party advertising sales firms. The new version offers ‘Many to one’ advertising options, delivering thousands of national, regional, and local advertisers an opportunity to advertise on our screens through our R3 Marketplace.

Previous ‘One to One’ model vs the new R3 model ‘Many to One’

TAG TURF

The TAG TURF was developed to give course operators the same back-end management features for their turf equipment and utility vehicles. Turf equipment is expensive, and a single piece of equipment can run over $100,000 which represents a large portion of a golf course operating budget. The TAG TURF have comprehensive reporting that the operator can utilize to implement programs to increase efficiencies, reduce labor costs, help lower idle times, provide fuel consumption and equipment performance, provide historical data on cutting patterns, and reduce pollution from emissions by monitoring idle times. Since the golf course needs to be maintained regardless of volume these cost saving measures directly impact the operator’s bottom line.

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

Programmatic Advertising Revenue is a new source of revenue that we believe has the potential to be strategic for us in the future. We are in the process of implementing and designing software to provide advertising and other media functionality on our INFINITY units.

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

In addition, our team is dedicated to existing accounts that focus on up-selling and cross-selling additional products to our current customer base, securing renewal agreements, and providing excellent customer service. The current regions are:

●	Western Canada

●	Central Canada

●	Eastern Canada

●	Northeast USA

●	Western USA

●	Southeastern USA

●	Midwest USA

International Sales

DSG focuses on select global golf markets that offer significant volume opportunities and that value the benefits that our products deliver.

We utilize strategic distributor partnerships in each targeted region/country to sell, install and service our products. Distributors are selected based on market strength, market share, technical expertise and selling capability, and overall reputation. We believe that DSG solutions appeal to all distributors, because they are universal and fit any make or model of vehicle. We maintain and leverage our strong relationship with Yamaha, E-Z-GO and Ransomes Jacobsen (sister company to E-Z-GO) in developing our distributor network around the world. Today, many of our distributor partners are the leading distributors for E-Z-GO and RJ and hold a dominant position in their respective markets. While they are Yamaha or E-Z-GO distributors, most sell DSG products to all courses regardless of their choice of golf car as a value add to their customers and to generate additional revenue. We complement this distributor base with independent distributors, as needed, to ensure that we have sufficient coverage in all critical markets.

Currently DSG is focused on expanding in Europe, Asia, South Africa, Australia and Latin America.

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

DSG has dedicated a team to create specific collateral for this market and has assigned a senior executive team to have direct responsibility to manage these relationships.

Competition

We compete with a number of established producers and distributors of vehicle fleet management systems. Our competitors include producers of golf specific applications, such as GPS Industries, LLC., one of the leading suppliers of golf cart fleet management systems, as well as producers of non-golf specific utility vehicle fleet management systems, such as Toro. Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we must:

●	demonstrate our products’ competitive advantages;

●	develop a comprehensive marketing strategy; and

●	increase our financial resources.

However, there can be no assurance that we will be able to compete effectively with the other companies in our industry, even if we achieve these goals.

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

However, as we are a newly established company relative to our competitors, we face the same problems as other new companies starting up in an industry, such as limited access to capital. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of research, operation and development than us. In addition, they may be able to provide more competitive products than we can and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Our primary competitor in the field of golf course fleet management is GPS Industries, a company that was founded in 1996 by Mr. Bob Silzer, the founder of Vantage Tag Systems Inc. GPS Industries is currently the largest player in the marketplace with an installed base of approximately 750 golf courses worldwide. GPS Industries was consolidated by various mergers and acquisitions with a diversity of hardware platforms and application software. Since 2009, when GPS Industries has introduced its latest product offering called the Visage, in an exclusive partnership with Club Car, its strategy has been to target mostly their existing customers and motivate them into replacing their existing, older GPS system, with the Visage system.

GPS Industries is leveraging very heavily its partnership with Club Car, which is one of the three largest golf car manufacturers in the world, and at times is benefiting from golf operators’ preference for Club Car and its vehicles when they select their management system.

Market Mix

Since the introduction of the DSG product line, the golf course operators realized that they have now access to a budget-friendly fleet management tool that works not only on golf cars, but also with all other vehicles used on the golf course such as turf maintenance, shuttles, and other utility vehicles.

Marketing studies have identified that half of the golf course operators only need a fleet management system and only 15% need a high-end GPS golf system. This illustrates the strong competitive advantage that Vantage Tag Systems has versus GPS Industries since GPS’ product can only address the needs of a relatively small fraction of the marketplace.

Consequently, GPS Industries installed base has steadily declined since most of its new product installations have replaced older product for existing customers, and some customers have opted for a lower budget system and switched over to DSG TAG Systems.

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

The second layer is memberships in key organizations such as the National Golf Course Owners Association, Golf Course Superintendents Association, and Club Managers Association of America. These are very influential in the industry and have marketing channels such as publications, email blasts, and web-based marketing. The Company also markets directly to course operators through email, surveys direct mail programs.

Lead Generation

One of the primary sources of lead generation is through the Company’s strategic partnerships with EZ-GO, Yamaha, and Ransomes Jacobson. These relationships provide the Company with a great deal of market intelligence. The sales forces of the partners work in tandem with the DSG sales team by passing on the leads, creating joint proposals, and distributing TAG sales material. The Company has also created co-branded materials for specific value items of interest to operators, such as Pace of Play solutions. DSG sales and marketing staff attend partner sales events to conduct training and discuss marketing strategies.

The Company is in the process of testing an internal telemarketing program in several key markets to gauge whether this particular channel warrants larger scale implementation.

Competitive Advantages

Pricing

One of the “heroes” of the TAG System is providing the course operator a range of modular fleet management options that are very competitively priced. Pricing options range from the TURF, TAG, Text, and INFINITY, giving the customer a wide range of pricing options.

Functional advantages

DSG has the distinctive advantage of being able to offer a true fleet management system, encompassing all the vehicles on the golf course not just the golf carts. Due to the modular nature of the system, customers now have the option to tailor their systems configurations to precisely match their individual needs and their budget.

Product advantages

DSG believes that its products are the most robust, reliable, and user friendly systems in the world. DSG is the only company currently providing systems that are waterproof, with internal batteries to ensure our partners retain the full golf cart manufacturer’s warranty.

Operational Plan

Our Operations Department’s main functions are outlined below:

Product Supply Chain Management

●	Product procurement, lead-time management
●	Inventory management

Customer Service

●	Training
●	24/7 troubleshooting & support
●	Hardware repairs

Installations

●	Content & graphics procurement
●	System configurations
●	Shipping, installation and backend training

Infrastructure Management

●	Communication servers management
●	Cellular data carriers
●	Service and administration tools

Product Supply Chain

In order to maintain high product quality and control the Company is currently procuring all main hardware components offshore. This also maximizes cost efficiencies. Final assembly is locally performed in order to ensure product quality. Other main components are also procured directly from manufacturers or from local suppliers that outsource components offshore in order to keep costs as low as possible.

The Company currently requests its suppliers to perform a complete set of quality testing and a minimum 24 hour burn-in before the product is delivered. The local hardware assembler and components supplier offers a 12 month warranty. The main offshore supplier of hardware components offers a warranty plan of 15 months from the date the product is shipped. With an extended 90 days beyond the current warranty, such repair service would be paid by the supplier except for component replacement costs, which would be paid by DSG.

Another important activity related to the management of the product supply chain is working closely with the suppliers and ensuring that we have alternate sources for the main components and identify well in advance any components that may go “end-of-life” and find suitable replacements before product shortages may occur.

Inventory Control

The Company has implemented strict inventory management procedures which govern the inbound flow of products from suppliers, the outgoing flow to customers as well as the internal movement of inventory between warehouses (Canada, US and UK). There are also procedures in place to control the flow of equipment returning from customers for repairs and their replacements.

Installation

The Company is utilizing a small number of its own field engineers who are geographically positioned to be in close proximity of areas with high concentrations of current and future customers. Occasionally, when new installations exceed our internal capacity, the Company employs a number of external contractors, on a project by project basis. Each contractor has been trained extensively to perform product installations and the Company has created an extensive collection of Installation Manuals for all products and vehicle types.

Our products are designed with ease of installation as a primary consideration. Additionally, the installation process includes a pre-shipping configuration process that prepares each device with all the settings and graphics content (if applicable) required for the specific location where it will be deployed. This makes the installation process a lot simpler and less time consuming in the field, which reduces costs (accommodations, food, travel) for internal staff, as well as for external contractors (less billable time).

Another benefit of the simplified installation procedure is increased scalability, which anticipates an increased number of installs in the future by reducing the skill level and training time requirements for additional contractors.

Customer Service

The Company has deployed its Customer Service staff strategically, so it has at least one service representative active during business hours in North America, Europe and South Africa.

The Company is handling Customer Service directly in North America and UK, offering telephone and on-line support to end-customers. In other international markets, first-line customer service is handled by local distributors’ staff. with DSG supplying training and more advanced support to the distributors.

For the management of customer service activities, the Company is utilizing Zoho CRM system to create, update, close and escalate service cases, and to issue RMA (Return Material Authorization) numbers for defective equipment. Zoho also allows us to generate management service, customer satisfaction, and equipment failure reports in order to quickly identify trends, problem accounts, or systemic issues.

In addition, DSG began offering the DSG Par 72 Service & Support Plan to guarantee service and support to client courses in the golf business, during fiscal 2020. This program for client courses guarantees service and support within 24 hours of a problem arising.

Product Development and Engineering

The Company employs a team of in-house software engineers to develop and maintain the main components of our server software and firmware.

All product development is derived from continuous business needs assessment and customer requests.

Our Product Management team periodically reviews the list of feature requests gathered by our sales staff, establishes priorities, and updates our Product Roadmap for implementing updates and improvements. .

Our software engineers are also responsible for developing specialized tools and systems to increase efficiency in tour operations. These projects include features such as automated system monitoring, automatic service alerts, improved remote troubleshooting tools, and cellular data monitoring and reporting. All these tools are critical to our future ability to support more customers with fewer resources, streamline our support, and improve our internal efficiency.

All hardware development (electronics and mechanical) is generally outsourced; however, small projects like mounting solutions or cabling are handled in house.

Material Contracts

On January 22, 2019, we issued a convertible promissory note in the principal amount of $137,500. The note is unsecured, bears interest at 12% per annum, is due on January 22, 2020, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

On April 26, 2019, we entered into a note purchase and assignment agreement with two unrelated parties pursuant to a certain secured inventory convertible note issued on March 19, 2018 in the principal amount of $900,000. Pursuant to this agreement, the seller desires to sell the balance owing under the Second and Third tranche of the original note in four separate closings on April 26, May 22, June 24, and July 24, 2019, totaling $84,396, $85,838, $120,490 and $122,866, respectively (consisting of $375,804 principal and $37,786 of accrued interest). As at December 31, 2019, $413,590 in principal and accrued interest had been assigned to the purchaser.

On May 7, 2019, we entered into a securities purchase agreement with an unrelated party pursuant to a certain secured inventory convertible promissory note issued on August 31, 2018 in the principal amount of $226,000. Pursuant to this agreement, the investor desired to purchase from us the balance owing under the original note in four separate closings on or about May 7 and up to three additional tranches, each at the investor’s discretion. As at December 31, 2019, four tranches totaling $250,420 had been purchased by the investor.

On July 30, 2019 we issued a convertible promissory note in the principal amount of $220,000. The note is unsecured, bears interest at 10% per annum, is due on July 30, 2020, and is convertible into common shares at a conversion price equal to the lesser of (i) 60% of the lowest trading price during the previous twenty trading days prior to the issuance date, or (ii) the lowest trading price for the Common Stock during the twenty day period ending one trading day prior to conversion of the note.

On September 4, 2019 we issued a convertible promissory note in the principal amount of $137,500. The note is unsecured, bears interest at 10% per annum, is due on June 3, 2020, and is convertible during the first 180 calendar days from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion. In connection with the note, we granted 100,000 warrants to the lender. Each warrant can be exercised to purchase shares of common stock of the Company at a price of $0.75 per warrant for a period of five years.

On September 19, 2019 we issued a convertible promissory note in the principal amount of $55,000. The note is unsecured, bears interest at 10% per annum, is due on September 19, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion.

On October 2, 2019 we issued a convertible promissory note in the principal amount of $82,500. The note is unsecured, bears interest at 10% per annum, is due on September 30, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion. In connection with the note, we granted 83,333 warrants to the lender. Each warrant can be exercised to purchase shares of common stock of the Company at a price of $0.75 per warrant for a period of five years.

On October 13, 2019, we signed a three year operating lease agreement expiring on November 30, 2022 with the right to renew for an additional two year term if written notice is provided within 10 months prior to the expiration of the current term. The annual rent for the premises starts at is approximately $47,400 and commenced on December 1, 2019.

On December 31 2019, pursuant to a series of debt settlement agreements, we agreed to issue an aggregate of 7,663,695 shares of common stock and 6,563,371 warrants to settle accounts payable and debt, as well as 100,500 and 4,649,908 shares of Series D and Series E preferred shares, respectively.

Description of Property

On June 1, 2018, we signed a two-year operating lease agreement expiring on May 31, 2020 with the right to renew for an additional two-year term if written notice is provided within 120 days prior to the expiration of the current term. The annual rent for the premises in Canada is approximately CDN$46,552 and commenced on July 1, 2018.

On October 13, 2019, we signed a three-year operating lease agreement expiring on November 30, 2022 with the right to renew for an additional two year term if written notice is provided within 10 months prior to the expiration of the current term. The annual rent for the premises starts at is approximately $47,400 and commenced on December 1, 2019.

For the year ended December 31, 2018, the aggregate rental expense was CDN$91,511 (approximately USD$70,654). Rent expense included other amounts paid in Canada for warehouse storage and offices under month to month or as needed basis.

For the year ended December 31, 2019, the Company made gross operating lease payments of $44,875 which are included in general and administration expense.

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

Domain Names

We have registered and own the domain name of our website www.vantage-tag.com.

Copyright

We own the common law copyright in the contents of our website (www.vantage-tag.com) and our various promotional materials.

Trademarks

We own the common-law trademark rights in our corporate name, product names, and associated logos, including “DSG TAG”, “TAG Golf”, “ECO TAG”, “TAG Text”, “TAG Touch”, “TAG Turf”, “TAG Commercial” and “TAG Military”. We have not applied to register any trademarks with the U.S. Patent and Trademark Office or with any other national or multi-national trademark authority. .

Employees

As of May 14, 2020, we have six full-time employees in general and administrative, operations, engineering, research and development, business development, sales and marketing, and finance. We also engage independent contractors and consultants from time to time on an as-needed basis to supplement our core staff.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the years ended December 31, 2019 and 2018 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the years ended December 31, 2019 and 2018, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raise doubt about our ability to continue as a going concern.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

On September 7, 2016, Chetu Inc. has filed a Complaint for Damage in Florida to recover unpaid invoice amounts of $27,335 plus interest of $4,939. The invoice was not paid due to a dispute that the Company did not think that vendor had delivered the service according to the agreement between the two parties. As at December 31, 2019, included in trade and other payables is $40,227 related to this unpaid invoice, interest and legal fees.

On May 24, 2017, we received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, and legal fees incurred by Coastal with respect to the lawsuit. This action is still pending. As at December 31, 2019, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

On October 10, 2017, a vendor filed a complaint for Breach of Contract with Superior Court of the State of California. The Complainant is alleging that it is contractually owed 1,848,130 shares of the Company’s common stock and is seeking damages of $270,000. In addition, a related vendor filed in the same filing a complaint for $72,000 as part of a consulting agreement the Company executed. The Company is currently in the process of negotiating a settlement and no accrual has been recorded to date due to the uncertainty of the settlement amount.

On April 9, 2018, we received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleged that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ sought damages in excess of $200,000 but not more than $1,000,000, consisting of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. On August 31, 2018 final judgement was entered against DSG Global in the amount of $187,908.06, which includes $172,845.92 in damages, $2,450 in legal fees, $1,981.71 in pre-judgement interest and $10,630.93 in post-judgment interest. The appeal period expired on September 30, 2018. As at the date of this Annual Report, the plaintiff is seeking to enforce the Texas judgement again DSG Global in British Columbia, Canada. As at December 31, 2019, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

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

OTC Markets Group Inc. OTCQB (1)

Quarter Ended	High $	Low $

December 31, 2019	1.64	0.76
September 30, 2019	1.50	0.29
June 30, 2019	3.36	1.00
March 31, 2019	3.60	1.18
December 31, 2018	6.00	2.40
September 30, 2018	10.40	2.40
June 30, 2018	33.20	4.60
March 31, 2018	26.00	4.00

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders of Record

As of December 31, 2019, there were 76 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

We did not purchase any of our shares of common stock or other securities during 2019 and 2018.

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

Overview

DSG Global, Inc., under the brand name Vantage Tag Systems Inc. (“VTS”) provides patented electronic tracking systems and fleet management solutions to golf courses and other avenues that allow for remote management of the course’s fleet of golf carts, turf equipment and utility vehicles. Their clients use VTS’s unique technology to significantly reduce operational costs, improve the efficiency plus profitability of their fleet operations, increase safety, and enhance customer satisfaction. VTS has grown to become a leader in the category of Fleet Management in the golf industry, with its technology installed in vehicles worldwide. VTS is now aggressively branching into several new streams of revenue, through programmatic advertising, licensing and distribution, as well as expanding into Commercial Fleet Management, PACER a single rider golf cart and Agricultural applications. Additional information is available at http://vantage-tag.com/

Ready Golf Ready: Our roots as a company are in golf, and our technology is changing the way golf is being played and driving new revenue for courses.

●	Vantage TAG equipped golf carts enhance fleet management.

●	Single rider carts speed up pace of play and drive rental revenue.

●	Onboard touchscreens drive revenue and offer an enhanced course experience.

●	Combination of technology and single rider carts has the ability to decrease average play time to 2:20 and drive numerous extra plays per hour.

●	Our “Pennies A Day, Pennies A Round” model provides easy entry to leasing single-rider vehicles.

In Development: DSG’s Infinity On-Board Screen Offers Gaming Revenue Potential

●	In the next 2 years, sports betting will generate $10B / licensed in 20+ States.

●	In negotiations with leading mobile gaming developers.

●	DSG’s existing infinity screens work with current gaming technology.

Business Unit Overview: On Board Media

●	38,000 courses globally.

●	26,000 courses capable of installing the DSG TAG SYSTEM with the TAG and INFINITIY.

●	Courses with INFINITY screens in carts can generate $90,000 - $110,000 in additional revenue.

●	Screens for free and own revenue generated by 250 golf courses.

●	DSG single-rider golf cars are available in any quantity for most courses on a revenue share basis with no upfront cost to the golf course.

●	Programmatic Advertising has the ability to increase revenue 4x more than standard advertising, an average increase of $200,000 - $300,000 per course.

Business Unit Overview: TAG / Fleet Management Vantage Golf Potential:

●	38,000 courses globally.

●	4 Million golf carts in the world market.

●	DSG Tech on 300 courses now, with an additional 500 courses added in 2020 driving $15 million in sales.

●	Key component of our “Pennies A Day, Pennies A Round” program.

Vantage e-Rickshaw Potential:

●	Global three-wheelers market is projected to reach $39.9 billion by 2024.

●	11,000 new e-Rickshaws hit the streets every month, with annual sales expected to increase about 9 percent by 2021.

●	Research on car-data-monetization trends and characteristics suggests that this value pool could be as large as $750 billion by 2030.

●	DSG Global, Inc. has a strategic partnership in China to integrate Vantage TAG Systems with EVs, incorporating the Company’s advanced fleet management capabilities.

Our most recent product that is used to increase the Pace of Play on the course up to 90 minutes per round is the RAPTOR. Our 3-wheel single rider allows the course to revenue share with VTS as the RAPTOR is put on the course free of charge and then allows the course to revenue share with VTS along the way. Each seat is rented to the customers for minimum $25 per round.

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

On April 13, 2015, we entered into a share exchange agreement with Vantage Tag Systems Inc. (“VTS”) (formerly DSG Tag Systems Inc.) and the shareholders of VTS who become parties to the agreement. Pursuant to the terms of the share exchange agreement, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding common shares in the capital stock of VTS in exchange for the issuance to the selling shareholders of up to 20,000,000 pre-reverse split shares of our common stock on the basis of 1 common share for 5.4935 common shares of VTS.

On May 6, 2015, we completed the acquisition of approximately 75% (82,435,748 common shares) of the issued and outstanding common shares of VTS as contemplated by the share exchange agreement by issuing 15,185,875 pre-reverse split shares of our common stock to shareholders of VTS who became parties to the agreement. In addition, concurrent with the closing of the share exchange agreement, we issued an additional 179,823 pre-reverse split shares of our common stock to Westergaard Holdings Ltd. in partial settlement of accrued interest on outstanding indebtedness of VTS.

Following the initial closing of the share exchange agreement and through October 22, 2015, we acquired an additional 101,200 shares of common stock of VTS from shareholders who became parties to the share exchange agreement and issued to these shareholders an aggregate of 18,422 pre-reverse split shares of our common stock. Following completion of these additional purchases, DSG Global Inc. owns approximately 100% of the issued and outstanding shares of common stock of VTS. An aggregate of 4,229,384 shares of Series A Convertible Preferred Stock of VTS were exchanged for 51 Series B and 3,000,000 Series E preferred shares during the year ended December 31, 2018 by Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a previous member of our board of directors which have not been issued as of December 31, 2018 or 2019.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, and other factors, including the following:

Inventory Sourcing

In order to successfully deliver products, increase sales, and maintain customer satisfaction, we continue to source new, reliable suppliers of our hardware units and components at competitive prices. Presently, we out-source our INFINITY and TAG suppliers in China, which continues to provide us with higher quality, newer technology at competitive pricing.

In addition, DSG is currently in negotiations with a telecommunications provider to provide new technology in hardware and wireless access. However, there is no guarantee that we will conclude any agreement in this regard.

Competition

We compete with a number of established producers and distributors of vehicle fleet management systems, as well as producers of non-golf specific utility vehicle fleet management systems. Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we must demonstrate our products’ competitive advantages, develop a comprehensive marketing strategy, and increase our financial resources.

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

Programmatic advertising revenue is a new source of revenue that we believe has the potential to be strategic for us in the future. We are in the process of implementing and designing software to provide advertising and other media functionality on our INFINITY units.

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

Our revenue recognition policies are discussed in more detail under “Note 3 – Summary of Significant Accounting Policies” in the notes to our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-K.

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

Operating expenses & other income (expenses) We classify our operating expenses and other income (expenses) into six categories: compensation, general and administrative, warranty, foreign currency exchange, and finance costs. Our operating expenses consist primarily of sales and marketing, salaries and wages, consulting fees, professional fees, trade shows, software development, and allocated costs. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses. Our other income (expenses) primarily consists of financing costs and foreign exchange gains or losses.

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

Depreciation and amortization. Our depreciation and amortization costs consist primarily of depreciation and amortization on fixed assets, equipment on lease and intangible assets.

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

Results of Operations

The following tables set forth our consolidated results of operations as a percentage of revenue for the periods presented:

	For the year ended
	December 31, 2019	December 31, 2018
Revenue	100.0%	100.0%
Cost of revenue	67.8%	15.0%
Gross profit	32.2%	85.0%
Operating expenses
Compensation expense	137.3%	56.7%
General and administration expense	63.4%	121.9%
Warranty recovery	-%	(7.0)%
Bad debt	4.7%	4.8%
Depreciation and amortization expense	0.3%	1.1%
Total operating expense	205.6%	177.5%
Loss from operations	(173.4)%	(92.4)%
Other income (expense)
Foreign currency exchange	2.7%	(4.6)%
Change in fair value of derivative instruments	19.4%	78.5%
Loss on extinguishment of debt	47.2%	(537.8)%
Finance costs	(115.8)%	(210.6)%
Total other expense	(46.6)%	(674.6)%
Loss before income taxes	(220.0)%	(767.0)%
Provision for income taxes	-%	-%
Net loss	(220.0)%	(767.0)%
Other comprehensive income (expense)
Foreign currency translation adjustments	(6.6)%	46.2%
Comprehensive loss	(226.6)%	(720.8)%

Comparison of the Years Ended December 31, 2019 and 2018

Revenue

	For the Years Ended December 31,
	2019	2018	% Change

Revenue	$1,399,420	$1,281,024	9.2%

Revenue increased by $118,396, or 9.2%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Sales increased as the result of aggressive marketing and installation of the new Infinity suite of products in the prior year, which resulted in greater sales in the current year.

Cost of Revenue

	For the Years Ended December 31,
	2019	2018	% Change

Cost of revenue	$948,273	$191,650	394.8%

Cost of revenue increased by $756,623 or 394.8%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The table below outlines the differences in detail:

	For the Years Ended
	December 31, 2019	December 31, 2018	Difference	% Difference
Cost of goods	$857,507	$86,832	$770,675	887.5
Labour	9,016	-	9,016	-
Mapping & freight costs	24,442	12,332	12,110	98.2
Wireless fees	60,086	14,483	45,603	314.9
Inventory adjustments & write offs	(2,778)	78,003	(80,781)	(103.6)
	$948,273	$191,650	$756,623	394.8

The overall increase was primarily due to the increase of cost of goods sold, labour, and mapping and freight costs. Cost of goods sold increased as certain sales in the prior period were satisfied with refurbished RMA inventory, which have lower costs.

Compensation Expense

	For the Years Ended December 31,
	2019	2018	% Change

Compensation expense	$1,921,078	$726,520	164.4%

Compensation expense increased by $1,194,558 or 164.4%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to $1,287,637 in non-cash share-based compensation for officers, directors and consultants, partially offset by a reduction in headcount and employees.

General and Administration Expense

	For the Years Ended December 31,
	2019	2018	% Change

General & administration expense	$886,592	$1,561,000	(43.2)%

General & administration expense decreased by $674,408 or 43.2% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The table below outlines the differences in detail:

	December 2019	December 2018	Difference	% Difference
Accounting & legal	$187,144	$283,445	$(96,301)	(34.0)%
Marketing & advertising	73,281	404,391	(331,110)	(81.9)%
Subcontractor & commissions	181,571	334,490	(152,919)	(45.7)%
Hardware	13,487	47,604	(34,117)	(71.7)%
Office expense, rent, software, bank & credit card charges, telephone & meals	431,109	491,070	(59,961)	(12.2)%
	$886,592	$1,561,000	$(674,408)	(43.2)%

For the year ended December 31, 2019 as compared to the year ended December 31, 2018, the overall decrease in expenses is primarily related to a decrease in marketing and advertising costs which were elevated in the prior year for to the rollout of new products. In addition, subcontractor expenses decreased due to decrease in headcount, accounting and legal expenses due to restructuring expenses in the prior year which did not occur in the current year.

Warranty Expense

	For the Years Ended December 31,
	2019	2018	% Change

Warranty expense	$-	$(89,037)	-

Warranty expense decreased by $89,037 to $Nil for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in warranty expense was primarily due to a change in warranty policies in the prior year.

As of December 31, 2019, our balance sheet included a reserve of $Nil for future warranty costs (2018 - $Nil).

Foreign Currency Exchange

	For the Years Ended December 31,
	2019	2018	% Change

Foreign currency exchange (gain) loss	$(37,224)	$59,050	(163.0)%

For the year ended December 31, 2019, we recognized a $37,224 in foreign exchange gain as compared to $59,050 in foreign exchange loss for the year ended December 31, 2018. The change was primarily due to settlement of various foreign currency denominated debt instruments in the prior year as well as beneficial movements in foreign currency rates on payables, receivables and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian dollar, Euro and British pound.

Change in fair value of derivative instruments

	For the Years Ended December 31,
	2019	2018	% Change

Change in fair value of derivative instruments	$(271,704)	$(1,005,458)	(73.0)%

Derivative gain decreased by $733,754 or 73.0% to a gain of $271,704, for the year ended December 31, 2019 as compared to a gain of $1,005,458 for the year ended December 31, 2018. This was due to the change in fair value as of December 31, 2019 triggering unrealized gains on derivative instruments in the current year ending on convertible notes payable. The change in fair value was heavily impacted by the time decay as well as volatility and the closing value of Company’s stock price.

(Gain) loss on extinguishment of debt

	For the Years Ended December 31,
	2019	2018	% Change

(Gain) loss on extinguishment of debt	$(659,999)	$6,889,665	(109.6)%

(Gain) loss on extinguishment of debt decreased by $7,549,664 or 109.6% to a gain of $659,999, for the year ended December 31, 2019 as compared to a loss of $6,889,665 for the year ended December 31, 2018. During the year ended December 31, 2019 the Company settled various accounts payable balances, debt and preferred shares in exchange for shares of common stock to be issued and warrants at a value lower than the carrying value of the liabilities settled. These gains were partially offset by losses on conversion of convertible debt. During the year ended December 31, 2018, the Company incurred greater losses on conversion of convertible debt and also incurred losses on restructuring preferred shares, mezzanine preferred shares, convertible debt, accrued interest and accounts payable balances.

Finance Costs

	For the Years Ended December 31,
	2019	2018	% Change

Finance costs	$1,620,504	$2,698,330	(39.9)%

Finance costs decreased by $1,077,826 or 39.9%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Finance costs decreased due to the large number of conversions and settlement of notes in the current period and prior year and was partially offset by an inducement fee of $250,420 paid to a lender to assign debt.

Net Loss

	For the Years Ended December 31,
	2019	2018	% Change

Net loss	$(3,078,120)	$(9,825,404)	(68.7)%

As a result of the above factors, net loss decreased by $6,747,284 or 68.7% for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through December 31, 2019, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At December 31, 2019, we had $8,627,232 in outstanding current liabilities which has either already reached maturity or matures within the next twelve months.

We had cash of $25,494 at December 31, 2019, compared to $5,059 at December 31, 2018. We had a working capital deficit of $8,376,433 as of December 31, 2019 compared to working capital deficit of $6,687,807 as of December 31, 2018.

Liquidity and Financial Condition

	At December 31, 2019	At December 31, 2018	Percentage Increase/(Decrease)
Current assets	$250,800	$333,239	(24.7)%
Current liabilities	$8,627,233	$7,021,046	22.9%
Working capital	$(8,376,433)	$(6,687,807)	25.2%

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	December 31
	2019	2018

Net cash (used in) provided by operating activities	$(848,777)	$(1,421,237)
Net cash (used in) provided by investing activities	(1,383)	(2,670)
Net cash (used in) provided by financing activities	869,991	1,328,659
Effect of exchange rate changes on cash	604	94,819
Net (decrease) increase in cash	20,435	(429)
Cash at beginning of period	5,059	5,488
Cash and equivalents at end of period	$25,494	$5,059

Net Cash Used in Operating Activities. During the year ended December 31, 2019, cash used in operations totaled $848,777. This consists of the net loss of $3,078,120, adjusted by $2,229,343 for non-cash items and changes in non-cash working capital. Changes in non-cash working capital items consisted primarily of change in trade and other payables of $797,785, partially offset by change in deferred revenue of $111,456.

During the year ended December 31, 2018, cash used in operations totaled $1,421,237. This consists of the net loss of $9,825,404, adjusted by $8,404,167 for non-cash items and changes in non-cash working capital. Changes in non-cash working capital items consisted primarily of changes in trade and other payables of $568,132, changes in deferred revenue of $55,997, partially offset by inventory purchases of $278,659 and increases in trade receivables of $216,538.

Net Cash Used in Investing Activities. During the year ended December 31, 2019, cash used in investing activities consisted of $1,383 for the acquisition of fixed assets. During the year ended December 31, 2018, cash used in investing activities consisted of $2,670 for the acquisition of fixed assets and intangible assets.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the year ended December 31, 2019 totaled $869,991 which consisted primarily of $846,538 proceeds from various note and loan facilities entered during the period and $23,453 proceeds from shares to be issued. Net cash provided by financing activities during the year ended December 31, 2018 totaled $1,328,659 which consisted primarily of $1,292,000 proceeds from various note and loan facilities entered during the period and $81,659 proceeds from the issuances of shares.

Outstanding Indebtedness

Our current indebtedness as of December 31, 2019 is comprised of the following:

●	Unsecured loan payable with an outstanding principal amount of $317,500 (CAD$413,258), bearing interest at 18% per annum;

●	Unsecured loan payable with an outstanding principal amount of $250,000, bearing interest at 10% per annum, with a minimum interest amount of $25,000, mature and in default;

●	Unsecured loan payable with an outstanding principal amount of $150,000, bearing interest at 10% per annum, is due on demand, and convertible into common shares at $1.75 per share;

●	Unsecured, convertible note payable to a former related party with an outstanding principal amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable with an outstanding principal amount of $213,889, bearing interest at 8% per annum. Repayable in cash or common shares at the lower of (i) twelve cents ($0.12) and (ii) the closing sales price of the Common Stock on the date of conversion;

●	Unsecured, convertible note payable with an outstanding principal amount of $81,470, bearing interest at 10% per annum. Matures on July 17, 2018. Principal is repayable in cash or common shares at the lower of (i) six cents ($0.06) (ii) 55% of the lowest trading price during the 20 Trading Days immediately preceding the date of conversion;

●	Unsecured, convertible note payable in the principal amount of $51,500, bears interest at 10% per annum, is due on February 8, 2019, and is convertible into common shares at a conversion price equal to the lower of (i) 32% discount off of the lowest intra-day trading price during previous (10) trading days immediately preceding a conversion date;

●	Unsecured, convertible note payable with an outstanding principal amount of $180,000, bears interest at 10% per annum, is due on February 28, 2019, and is convertible into common shares at a conversion price equal to the lower of (i) 32% discount off of the lowest intra-day trading price during previous (15) trading days immediately preceding a conversion date;

●	Unsecured, convertible note payable with an outstanding principal amount of $39,037, bears interest 10% per annum, is due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lower of (i) lowest trading price during previous (25) trading days prior to the date of note or (ii) lowest trading price during previous (25) trading days prior to the date of conversion;

●	Unsecured, convertible promissory note in the principal amount of $226,000, bears interest at 12% per annum, is due on August 31, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured, convertible note payable in the principal amount of $258,736, bears interest 12% per annum, is due on September 19, 2018, and is convertible into common shares at a conversion price equal to the lower of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date;

●	Unsecured, convertible promissory note with an outstanding principal amount of $137,500, bears interest at 12% per annum, is due on January 22, 2020, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured, convertible bridge loan agreement with an outstanding principal amount of $150,000, bears interest at 4.99% per month, is due on May 7, 2019 and is convertible into restricted common shares of the Company at the lender’s option at the market price per share less a 30% discount to market; Settlement by conversion into common shares would result in settlement for share of common stock of the Company with a fair value of $214,286. Effective September 1, 2019, interest was reduced to 2% per month and effective December 1, 2019, the loan became non-interest bearing;

●	Unsecured, convertible promissory note with an outstanding principal amount of $413,590, bears interest at 12% per annum, is convertible into common shares after 180 days from issuance date at a conversion price equal to the lessor of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment;

●	Secured, convertible promissory note, bears interest at 10% per annum with four tranches of $62,605, totaling $250,420, due on May 7, 2020, June 28, 2020, July 8, 2020 and August 8, 2020 and is convertible into common shares at a conversion price equal to 62% of the lowest trading price of the Company’s common stock during the 10 trading days immediately preceding the conversion of the note. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured, convertible promissory note with an outstanding principal amount of $220,000, bears interest at 10% per annum, is due on July 30, 2020, and is convertible into common shares at a conversion price equal to the lesser of (i) 60% of the lowest trading price during the previous twenty trading days prior to the issuance date, or (ii) the lowest trading price for the Common Stock during the twenty day period ending one trading day prior to conversion of the note;

●	Unsecured, convertible promissory note with an outstanding principal amount of $137,500, bears interest at 10% per annum, is due on June 3, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion;

●	Unsecured, convertible promissory note with an outstanding principal amount of $55,000, bears interest at 10% per annum, is due on September 19, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion;

●	Unsecured, convertible promissory note with an outstanding principal amount of $141,900, bears interest at 10% per annum, is due on September 19, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion;

●	Unsecured loan payable with an outstanding principal amount of CDN$10,000, non-interest bearing and due on demand;

●	Unsecured, convertible promissory note with an outstanding principal amount of $82,500, bears interest at 10% per annum, is due on September 30, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion;

Related Party Transactions

As at December 31, 2019, the Company owed $263,409 ($342,853 CDN) (2018 - $139,835 ($190,764 CDN)) to the President, CEO, and CFO of the Company for management fees and salaries, which is recorded in trade and other payables. The amounts owed and owing are unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2019 the Company incurred $200,000 (2018 - $200,000) in salaries to the President, CEO, and CFO of the Company.

As at December 31, 2019, the Company owed $7,260 ($9,450 CDN) (2018 - $12,791 ($17,450 CDN)) to a company controlled by the son of the President, CEO, and CFO of the Company for subcontractor services. The balance owing is recorded in trade and other payables. The amount owing is unsecured, non-interest bearing, and due on demand.

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period to be as follows:

Estimated Expenses for the Twelve-Month Period ending December 31, 2020
Management compensation	$500,000
Professional fees	150,000
General and administrative	1,900,000
Total	$2,550,000

During the year ended December 31, 2019, cash used in operations totaled $848,777. The relatively low level of cash used compared to our estimated working capital needs in the future was the result of an accumulation of vendor payables, some of which were settled with equity. We need to reduce the current level of payables in the future to maintain a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $2,550,000 that we require for the next 12 months, we had $25,494 in cash as of December 31, 2019, and a working capital deficit of $8,376,433. Our principal sources of liquidity are cash generated from product sales and debt financings. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

Operating Leases

We currently lease our corporate headquarters in Surrey, British Columbia and a showroom office in Vacaville, California, under operating lease agreements that expire on May 31, 2020 and November 30, 2022, respectively. The terms of both lease agreements provide for rental payments on a graduated basis.

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

We believe that the assumptions and estimates associated with revenue recognition, derivative liabilities, foreign currency and foreign currency transactions and comprehensive loss have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our consolidated financial statements.

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

The Company adopted the new standard effective January 1, 2019 and elected to use the modified retrospective for transition. The Company elected the following practical expedients:

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

Lessee Accounting

The new standard requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating at inception, with classification affecting the pattern and recording of expenses in the statement of operations. Upon transition the Company recognized lease assets and lease liabilities principally for its office lease. When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its incremental borrowing rate at January 1, 2019. The weighted average incremental borrowing rate applied was 11.98%. Refer to Notes 5 and 11.

Recently Issued Accounting Pronouncements

Applicable for fiscal years beginning after December 15, 2019:

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Loss on financial Instruments. ASU 2016-13 replaces the current incurred loss impairment methodology with the expected credit loss impairment model, which requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses over the life of the instrument instead of only when losses are incurred. This standard applies to financial assets measured at amortized cost basis and investments in leases recognized by the lessor.

The Company is currently evaluating the impact of the above standard on its consolidated financial statements. Other recent accounting pronouncements issued by FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

DSG GLOBAL INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of DSG Global, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DSG Global Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BUCKLEY DODDS LLP
Vancouver, Canada

May 14, 2020

We have served as the Company’s auditor since March 2019.

DSG GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2019 AND 2018

(Expressed in U.S. Dollars)

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash	$25,494	$5,059
Trade receivables, net	74,793	139,400
Inventories, net of inventory allowance of $151,191 and $146,292, respectively	140,943	141,296
Prepaid expenses and deposits	9,570	47,484
TOTAL CURRENT ASSETS	250,800	333,239

Fixed assets, net	139,823	869
Equipment on lease, net	1,457	3,316
Intangible assets, net	14,061	15,289
TOTAL ASSETS	$406,141	$352,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$2,345,333	$1,897,530
Deferred revenue	65,274	215,662
Operating lease liability	62,935	-
Convertible note payable to related party	-	310,000
Loans payable	789,469	795,588
Derivative liability	2,856,569	2,188,354
Convertible notes payable, net of unamortized discount of $550,876 and $213,461, respectively	2,507,653	1,613,912
TOTAL CURRENT LIABILITIES	8,627,233	7,021,046

Operating lease liability	74,225	-
TOTAL LIABILITIES	8,701,458	7,021,046

Going concern (Note 2)
Commitments (Note 16)
Contingencies (Note 17)
Subsequent events (Note 20)

MEZZANINE EQUITY
Redeemable preferred stock, $0.001 par value, 11,000,000 shares authorized (2018 – 11,000,000), to be issued (2018 - to be issued)	33,807	6,702,450

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 3,010,000 shares authorized (2018 – 3,010,000), 200,376 issued and outstanding (2018 - to be issued)	200	4,872,732
Common stock, $0.001 par value, 150,000,000 shares authorized, (2018 - 750,000); 1,146,302 issued and outstanding (2018 - 634,471)	1,146	634
Additional paid in capital, common stock	28,097,710	22,415,121
Discounts on common stock	(69,838)	(69,838)
Common stock to be issued	7,402,254	-
Other accumulated comprehensive income	1,372,345	1,465,389
Accumulated deficit	(45,132,941)	(42,054,821)
TOTAL STOCKHOLDERS’ DEFICIT	(8,329,124)	(13,370,783)

TOTAL LIABILITIES MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$406,141	$352,713

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Expressed in U.S. Dollars)

	2019	2018

Revenue	$1,399,420	$1,281,024
Cost of revenue	948,273	191,650
Gross profit	451,147	1,089,374

Operating expenses
Compensation expense	1,921,078	726,520
General and administration expense	886,592	1,561,000
Warranty recovery	-	(89,037)
Bad debt	65,802	61,059
Depreciation and amortization expense	4,218	13,649
Total operating expense	2,877,690	2,273,191
Loss from operations	(2,426,543)	(1,183,817)

Other income (expense)
Foreign currency exchange	37,224	(59,050)
Change in fair value of derivative instruments	271,704	1,005,458
Gain (loss) on extinguishment of debt	659,999	(6,889,665)
Finance costs	(1,620,504)	(2,698,330)
Total other expense	(651,577)	(8,641,587)

Loss before income taxes	(3,078,120)	(9,825,404)

Provision for income taxes	-	-

Net loss	(3,078,120)	(9,825,404)

Net loss per share

Basic and diluted:
Basic	$(3.84)	$(28.88)
Diluted	$(3.84)	$(28.88)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	801,993	340,264
Diluted	801,993	340,264

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Expressed in U.S. Dollars)

	2019	2018

Net loss	$(3,078,120)	$(9,825,404)
Other comprehensive income (loss)
Foreign currency translation adjustments	(93,044)	592,139

Comprehensive loss	$(3,171,164)	$(9,233,265)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AS AT DECEMBER 31, 2019 AND 2018

(Expressed in U.S. Dollars)

	Common Stock					Preferred Stock
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Amount	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2017	25,485	$25	$17,613,525	$-	$-	$-	$873,250	$(32,229,417)	$(13,742,617)

Shares issued for cash	12,501	12	81,647	-	-	-	-	-	81,659
Shares issued for services	23,750	24	332,476	-	-	-	-	-	332,500
Shares issued for commission	188	-	2,250	-	-	-	-	-	2,250
Shares issued on conversion of debt	572,547	573	4,385,223	(69,838)	-	-	-	-	4,315,958
Preferred shares to be issued for restructure of debt	-	-	-	-	-	4,872,732	-	-	4,872,732
Net loss for the period	-	-	-	-	-	-	592,139	(9,825,404)	(9,233,265)

Balance, December 31, 2018	634,471	$634	$22,415,121	$(69,838)	$-	$4,872,732	$1,465,389	$(42,054,821)	$(13,370,783)

Shares to be issued for cash	-	-	-	-	23,453	-	-	-	23,453
Shares issued and to be issued for services	72,295	72	63,365	-	1,224,000	-	-	-	1,287,437
Shares issued on conversion of debt	407,536	408	506,060	-	-	-	-	-	506,468
Shares issued for debt settlement	32,000	32	37,728	-	-	-	-	-	37,760
Shares to be issued and warrants issued for restructure of preferred shares and debt	-	-	5,075,436	-	6,154,801	(4,872,732)	-	-	6,357,505
Preferred shares issued for services	-	-	-	-	-	200	-	-	200
Net loss for the period	-	-	-	-	-	-	(93,044)	(3,078,120)	(3,171,164)

Balance, December 31, 2019	1,146,302	$1,146	$28,097,710	$(69,838)	$7,402,254	$200	$1,372,345	$(45,132,941)	$(8,329,124)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Expressed in U.S. Dollars)

	December 31, 2019	December 31, 2018

Net loss	$(3,078,120)	$(9,825,404)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,218	13,649
Change in inventory allowance	2,096	146,292
Non-cash financing costs	235,177	261,220
Accretion of discounts on debt	751,691	1,742,705
Change in fair value of derivative liabilities	(271,704)	(1,005,458)
Bad debt expense	65,802	75,951
Shares issued and to be issued for services	1,287,637	334,750
(Gain) loss on extinguishment of debt	(659,999)	6,897,744
Unrealized foreign exchange gain	40,173	-

Changes in non-cash working capital:
Trade receivables, net	42,456	(216,538)
Inventories	4,919	(278,659)
Prepaid expense and deposits	35,240	(27,129)
Related party receivable	-	1,034
Trade payables and accruals	797,785	568,132
Deferred revenue	(111,456)	(165,523)
Warranty reserve	-	55,997
Operating lease liabilities	5,308	-
Net cash used in operating activities	(848,777)	(1,421,237)

Cash flows from investing activities
Purchase of fixed assets	(1,383)	(1,570)
Purchase of intangible assets	-	(1,100)
Net cash used in investing activities	(1,383)	(2,670)

Cash flows from financing activities
Proceeds from issuing shares and shares to be issued	23,453	81,659
Payments on notes payable and accrued interest	-	(45,000)
Proceeds from notes payable	846,538	1,292,000
Net cash provided by financing activities	869,991	1,328,659

Effect of exchange rate changes on cash	604	94,819
Net increase in cash	20,435	(429)
Cash at beginning of period	5,059	5,488

Cash at the end of the period	$25,494	$5,059

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

On March 26, 2019, the Company effected a reverse stock split of its shares of common stock on a four thousand (4,000) old for one (1) new basis. Upon effect of the reverse split, authorized capital decreased from 3,000,000,000 shares of common stock to 750,000 shares of common stock, with a par value of $0.001. On May 23, 2019, the Company approved to increase its authorized common stock to 150,000,000, with a par value of $0.001. Shares of preferred stock remain unchanged. These consolidated financial statements give retroactive effect to such reverse stock split named above and all share and per share amounts have been adjusted accordingly, unless otherwise noted.

Note 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2019, the Company has a working capital deficit of $8,376,433 and has an accumulated deficit of $45,132,941 since inception. Furthermore, the Company incurred a net loss of $3,078,120, used $848,777 of cash flows for operating activities during the year ended December 31, 2019 and may experience business disruptions due to the recent outbreak of the coronavirus, also known as “COVID-19”. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain comparative information has been reclassified to conform with the financial statement presentation adopted in the current year.

Principles of Consolidation

The consolidated financial statements include the accounts of DSG Global Inc. and its subsidiary VTS and its wholly owned subsidiary DSG UK, collectively referred to as the “Company”. All intercompany accounts, transactions and profits were eliminated in the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, the collectability of accounts receivable, valuation of inventory, useful lives and recoverability of long-lived assets, fair value derivative liabilities, the Company’s incremental borrowing rate, leases and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

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

The assessment of whether the going concern assumption is appropriate requires management to take into account all available information about the future, which is at least, but is not limited to, 12 months from the date the financial statements are issued. The Company is aware that material uncertainties related to events or conditions may cast substantial doubt upon the Company’s ability to continue as a going concern.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of VTS is the Canadian dollar. The functional currency of DSG UK is the British pound. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities, and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of VTS and DSG UK are translated to U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rate while revenues and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

Reportable Segment

The Company has one reportable segment. The Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of financial products provided as a single global business.

Revenue Recognition and Warranty Reserve

In May 2014, Financial Account Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The Company adopted this standard on a modified retroactive basis on January 1, 2018. No financial statement impact occurred upon adoption.

Revenue from Contracts with Customers

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from product sales, delivery and installation, and customer support services and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

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

Warranty Reserve

The Company accrues for warranty costs, sales returns and other allowances based on its historical experience. During the years ended December 31, 2019 and 2018, the Company did not provide a warranty for any of its products sold during those periods. The warranty reserve was $Nil as at December 31, 2019 and 2018.

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

As of December 31, 2019, and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. The Company did not incur any penalties or interest during the years ended December 31, 2019 and 2018. On December 22, 2017 the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory federal income tax rate from a maximum of 39% to a rate of 21% effective January 1, 2018. The Company has deferred tax losses and assets and they were adjusted as a result of the change in tax law reducing the federal income tax rate. The Company’s tax years 2014 and forward remain open.

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At December 31, 2019 and 2018, there were no uninsured balances for accounts in Canada, the United States and the United Kingdom. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. At December 31, 2019 and 2018, the Company did not hold any cash equivalents.

Accounts Receivable

All accounts receivable under standard terms are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days, the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable.

Financing Receivables and Guarantees

The Company provides financing arrangements, including operating leases and financed service contracts for certain qualified customers. Lease receivables primarily represent sales-type and direct-financing leases. Leases typically have two- to three-year terms and are collateralized by a security interest in the underlying assets. The Company makes an allowance for uncollectible financing receivables based on a variety of factors, including the risk rating of the portfolio, macroeconomic conditions, historical experience, and other market factors. At December 31, 2019 and 2018 management determined that there was no allowance necessary. The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers. The Company could be called upon to make payment under these guarantees in the event of nonpayment to the third party. As at December 31, 2019 and 2018, no financing receivables are outstanding.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising and marketing costs were $73,281 and $404,391 for the years ended December 31, 2019 and 2018, respectively.

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

Fixed Assets and Equipment on Lease

Fixed assets and equipment on lease are stated at cost less accumulated depreciation. Fixed assets and equipment on lease are depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of fixed assets are generally as follows:

Furniture and equipment	5-years straight-line
Computer equipment	3-years straight-line
Equipment on lease	5-years straight-line

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of patents. The patents are amortized straight-line over the estimated useful life of 20 years and are reviewed annually for impairment.

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

The Company’s financial instruments consist of cash, trade receivables, trade and other payables, operating lease liabilities, convertible note payable to related party, loans payable, derivative liabilities and convertible notes payable. Except for cash and derivative liabilities, the Company’s financial instruments’ carrying amounts, excluding any unamortized discounts, approximate their fair values due to their short term to maturity. The fair value of long-term operating lease liabilities approximates their carrying value due to minimal changes in interest rates and the Company’s credit risk since initial recognition. Cash and derivative liabilities are measured and recognized at fair value based on level 1 and level 2 inputs, respectively, for all periods presented.

Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2019, the Company had 13,287,548 (2018 – 35,173,897) potentially dilutive shares outstanding.

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period. During the years ended December 31, 2019 and 2018 there was no stock-based compensation.

Leases

The Company determines if an arrangement is a lease at inception. Operating and financing right-of-use assets and lease liabilities are included within fixed assets on the consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate, based on the information available at the commencement date, in determining the present value of future lease payments. Right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Operating lease expenses are recognized on a straight-line basis over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset. The lease terms may include options to extend or terminate the lease if it is reasonably certain the Company will exercise that option.

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

The Company adopted the new standard effective January 1, 2019 and elected to use the modified retrospective for transition. The Company elected the following practical expedients:

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

Lessee Accounting

The new standard requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating at inception, with classification affecting the pattern and recording of expenses in the statement of operations. Upon transition the Company recognized lease assets and lease liabilities principally for its office lease. When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its incremental borrowing rate at January 1, 2019. The weighted average incremental borrowing rate applied was 11.98%. Refer to Notes 5 and 11.

Recently Issued Accounting Pronouncements

Applicable for fiscal years beginning after December 15, 2019:

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Loss on financial Instruments. ASU 2016-13 replaces the current incurred loss impairment methodology with the expected credit loss impairment model, which requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses over the life of the instrument instead of only when losses are incurred. This standard applies to financial assets measured at amortized cost basis and investments in leases recognized by the lessor.

The Company is currently evaluating the impact of the above standard on its consolidated financial statements. Other recent accounting pronouncements issued by FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s consolidated financial statements.

Note 4 – TRADE RECEIVABLES

As of December 31, 2019 and 2018, trade receivables consists of the following:

	December 31, 2019	December 31, 2018
Accounts receivables	$82,927	$184,214
Allowance for doubtful accounts	(8,134)	(44,814)
Total trade receivables, net	$74,793	$139,400

Note 5 – FIXED ASSETS AND EQUIPMENT ON LEASE

As of December 31, 2019 and 2018, fixed assets consisted of the following:

	December 31, 2019	December 31, 2018
Furniture and equipment	$-	$20,509
Computer equipment	27,025	28,460
Right-of-use assets	178,202	-
Accumulated depreciation	(65,404)	(48,100)
	$139,823	$869

As of December 31, 2019 and 2018, equipment on lease consisted of the following:

	December 31, 2019	December 31, 2018
Tags	$126,817	$120,998
Text	28,029	26,743
Infinity/Touch	23,218	22,152
Accumulated depreciation	(176,607)	(166,577)
	$1,457	$3,316

For the year ended December 31, 2019, total depreciation expense for fixed assets and equipment on lease was $2,990 (2018 - $12,443) and is included in general and administration expense. For the year ended December 31, 2019, total depreciation for right-of-use assets was $39,671 (2018 - $nil) and is included in general and administration expense as operating lease expense.

Note 6 – INTANGIBLE ASSETS

As of December 31, 2019 and 2018, intangible assets consisted of the following:

	December 31, 2019	December 31, 2018
Intangible asset - Patents	$22,353	$22,353
Accumulated amortization	(8,292)	(7,064)
	$14,061	$15,289

Patents are amortized on a straight-line basis over their estimated useful life of 20 years. For the year ended December 31, 2019, total amortization expense for intangible assets was $1,228 (2018 - $1,206).

Note 7 – TRADE AND OTHER PAYABLES

As of December 31, 2019, and 2018, trade and other payables consist of the following:

	December 31, 2019	December 31, 2018
Accounts payable and accrued expenses	$1,334,685	$1,224,507
Accrued interest	992,755	686,354
Other liabilities	17,893	(13,331)
Total trade and other payables	$2,345,333	$1,897,530

Note 8 – LOANS PAYABLE

As of December 31, 2019 and 2018, loans payable consisted of the following:

	December 31, 2019	December 31, 2018
Unsecured, due on demand, interest at 15% per annum(a)	$-	$183,258
Unsecured, due on demand, interest at 36% per annum(b)	-	44,830
Unsecured, loan payable, due on demand, interest at 18% per annum	317,500	317,500
Unsecured, loan payable, due on demand, interest 10% per annum, with a minimum interest amount of $25,000	250,000	250,000
Unsecured share-settled debt, due on May 7, 2019, non-interest bearing(c)	214,286	-
Unsecured loan payable in the amount of CDN$10,000, due on demand, non-interest bearing	7,683	-

	$789,469	$795,588

(a)	On December 31, 2019, the outstanding loan payable in the principal amount of $192,071 (CDN$250,000) and accrued interest of $149,183 (CDN$194,177), along with accounts payable due to the same lender of $7,683 (CDN$10,000), were settled in exchange for 673,077 shares of common stock to be issued. The shares of common stock had a fair value of $528,365 based on their closing price on the date of settlement, resulting in a loss on settlement of $179,428.

(b)	On October 24, 2019, the outstanding loan payable in the principal amount of $46,986 (CDN$61,158) and accrued interest of $18,390 (CDN$23,936) were settled in exchange for 117,178 shares of common stock. The shares of common stock had a fair value of $138,270 based on their closing price on the date of settlement, resulting in a loss on settlement of $72,894. As of December 31, 2019, 32,000 shares of common stock were issued, and 85,178 shares of common stock remain to be issued. The remaining 85,178 shares of common stock were issued subsequent to year-end on February 5, 2020.

(c)	On March 8, 2019, the Company entered into a convertible bridge loan agreement (the “Share-Settled Loan”). The Share-Settled Loan bears interest at 4.99% per month, was due in 60 days on May 7, 2019 and is convertible into restricted common shares of the Company at the lender’s option at the market price per share less a 30% discount to market. The Company has accounted the Share-Settled Loan as share-settled debt. It is initially recognized at its fair value and accreted to its share-settled redemption value of $214,286 over the term of the debt. At December 31, 2019, the carrying value consists of principal of $150,000 and accumulated accretion of $64,286. The Share-Settled Loan was not repaid on May 7, 2019 and is in default. Effective September 1, 2019, interest was reduced to 2% per month and effective December 1, 2019, the loan became non-interest bearing.

Note 9 – CONVERTIBLE LOANS

As of December 31, 2019, and 2018, convertible loans payable consisted of the following:

Related Party Convertible Notes Payable

During the year ended December 31, 2019, the related party convertible loans payable outstanding at December 31, 2018 was reclassified to convertible notes payable as the lender ceased to be a related party. Refer to Note 9(a).

Third Party Convertible Notes Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at December 31, 2019, the carrying value of the convertible promissory note was $310,000 (December 31, 2018 - $310,000).

(b)	On August 25, 2015, the Company issued a convertible promissory note in the principal amount of $250,000. The convertible promissory note is unsecured, bears interest at 10% per annum, is due on demand, and is convertible at $7,000 per share. As at December 31, 2019, the carrying value of the convertible promissory note was $250,000 (December 31, 2018 - $250,000).

(c)	On November 7, 2016, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company was provided with proceeds of $125,000 on November 10, 2016 in exchange for the issuance of a secured convertible promissory note in the principal amount of $138,889, which was inclusive of an 8% original issue discount and bears interest at 8% per annum to the holder. The convertible promissory note matures nine months from the date of issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $480 or the closing price of the Company’s common stock on the conversion date. In addition, under the same terms, the Company also issued a secured convertible note of $50,000 in consideration for proceeds of $10,000 and another secured convertible note of $75,000 in consideration for proceeds of $10,000. Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes for consideration of $1 each at any time prior to the maturity date in the event that the convertible promissory note is exchanged or converted into a revolving credit facility with the lender, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility.

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

During the year ended December 31, 2019, the Company issued 72,038 common shares with a fair value of $59,097 for the conversion of $32,000 of principal resulting in a loss on settlement of debt of $27,097.

As at December 31, 2019, the carrying value of the note was $213,889 (December 31, 2018 - $245,889) and the fair value of the derivative liability was $360,718 (December 31, 2018 - $606,710).

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

As at December 31, 2019, the carrying value of the note was $9,487 (December 31, 2018 - $9,487), relating to a penalty.

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

As at December 31, 2019, the carrying value of the note was $81,470 (December 31, 2018 - $81,470) and the fair value of the derivative liability was $111,990 (December 31, 2018 - $121,485). During the year ended December 31, 2019, the Company accreted $Nil (2018 - $64,282) of the debt discount to finance costs.

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

As at December 31, 2019, the carrying value of the first tranche of the note was $Nil (December 31, 2018 - $Nil) and the fair value of the derivative liability was $Nil (December 31, 2018 - $Nil). During the year ended December 31, 2019, the Company accreted $Nil (2018 - $300,000) of the debt discount to finance costs.

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

As at December 31, 2019, the carrying value of the second tranche of the note was $Nil (December 31, 2018 - $166,667) and the fair value of the derivative liability was $Nil (December 31, 2018 - $229,951). During the year ended December 31, 2019, the Company accreted $Nil (2018 - $166,667) of the debt discount to finance costs.

Third Tranche

On July 16, 2018, the Company received $125,000, net of $53,500 in legal and financing fees, pursuant to the third tranche of the agreement, which is $198,333 in the principal amount, net of the original issuance discount of $19,833. The derivative liability applied as a discount on the note was $125,000 and is accreted over the life of the note.

On June 24, 2019, the principal balance of $77,844 and accrued interest of $42,656 for the third tranche of the note was reassigned to another unrelated note holder. On September 24, 2019, the remaining principal balance of $120,489 for the third tranche of the note was reassigned to another unrelated note holder. There were no material changes to the note upon reassignment. Refer to Note 9(n).

As at December 31, 2019, the carrying value of the third tranche of the note was $Nil (December 31, 2018 - $181,087) and the fair value of the derivative liability was $Nil (December 31, 2018 - $231,250). During the year ended December 31, 2019, the Company accreted $17,246 (2018 - $181,087) of the debt discount to finance costs.

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

As at December 31, 2019, the carrying value of the note was $5,000 (December 31, 2018 - $5,000) and the fair value of the derivative liability was $2,601 (December 31, 2018 - $2,714).

(h)	On May 8, 2018, the Company issued a convertible note in the principal amount of $51,500. The note is unsecured, bears interest at 10% per annum, and is due on February 8, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

As at December 31, 2019, the carrying value of the note was $51,500 (December 31, 2018 - $44,223) and the fair value of the derivative liability was $48,918 (December 31, 2018 - $44,543). During the year ended December 31, 2019, the Company accreted $7,277 (2018 - $44,223) of the debt discount to finance costs.

(i)	On May 28, 2018 the Company issued a convertible note in the principal amount of $180,000. The note is unsecured, bears interest at 10% per annum, and is due on February 28, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

As at December 31, 2019, the carrying value of the note was $180,000 (December 31, 2018 - $141,522) and the fair value of the derivative liability was $169,234 (December 31, 2018 - $165,742). During the year ended December 31, 2019, the Company accreted $38,478 (2018 - $141,522) of the debt discount to finance costs.

(j)	On June 18, 2018, the Company reassigned convertible note balances from the original lender to another unrelated party in the principal amount of $168,721. The note is unsecured, bears interest at 10% per annum, which was due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lesser of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest is accrued will be and payable at the time of promissory note repayment. The remaining derivative liability applied as a discount on the reassigned note was $25,824 and is accreted over the remaining life of the note.

During the year ended December 31, 2018, the Company issued 43,750 common shares with a fair value of $185,200 for the conversion of $66,672 of principal and $5,653 of accrued interest resulting in a loss on settlement of debt of $112,875.

During the year ended December 31, 2019, the Company issued 234,350 common shares with a fair value of $268,614 for the conversion of $63,012 of principal and $9,671 of accrued interest resulting in a loss on settlement of debt of $195,931.

As at December 31, 2019, the carrying value of the note was $39,037 (December 31, 2018 - $102,049) and the fair value of the derivative liability was $21,869 (December 31, 2018 - $53,896). During the year ended December 31, 2019, the Company accreted $Nil (2018 - $162,500) of the debt discount to finance costs.

(k)	On August 31, 2018, the Company issued a convertible promissory note in the principal amount of $226,000. The note is unsecured, bears interest at 12% per annum, was due on August 31, 2019 and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Deferred financing fees and original issuance discount on the note were $26,000. The derivative liability applied as a discount on the note was $200,000 and is accreted over the life of the note.

During the year ended December 31, 2019, the entire outstanding principal and interest was assigned to another unrelated party with no changes to the terms of the note upon assignment. Refer to Note 9(u). The deferred financing fees and derivative liability applied as discounts on the purchase portion of the note were fully extinguished at the time of the transfer. In connection with the assignment an inducement fee was paid to the assignor. Refer to Notes 9(o).

As at December 31, 2019, the carrying value of the note was $Nil (December 31, 2018 - $75,540) and the fair value of the derivative liability was $Nil (December 31, 2018 - $305,890). During the year ended December 31, 2019, the Company accreted $150,460 (2018 - $75,540) of the debt discount to finance costs.

(l)	On August 31, 2018, the Company reassigned the first tranche of a convertible note balance from the original lender to another unrelated party in the principal amount of $315,978. The first tranche of the note is unsecured, bears interest at 12% per annum, was due on September 19, 2018 and is convertible into common shares at a conversion price equal to the lessor of: (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

The deferred financing fees and derivative liability applied as discounts on the reassigned note were fully amortized at the time of the transfer.

During the year ended December 31, 2019, the Company issued 55,932 common shares with a fair value of $119,981 for the conversion of $42,000 of principal and $3,869 of accrued interest resulting in a loss on settlement of debt of $74,112.

During the year ended December 31, 2019, the entire outstanding principal and interest was assigned to another unrelated party with no changes to the terms of the note upon assignment. Refer to Note 9(v). The deferred financing fees and derivative liability applied as discounts on the purchase portion of the note were fully extinguished at the time of the transfer. In connection with the assignment an inducement fee was paid to the assignor. Refer to Notes 9(o).

As at December 31, 2019, the carrying value of the note was $Nil (December 31, 2018 - $315,978) and the fair value of the derivative liability was $Nil (2018 - $426,173).

(m)	On January 22, 2019, the Company issued a convertible promissory note in the principal amount of $137,500. The note is unsecured, bears interest at 12% per annum, is due on January 22, 2020 and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment. Deferred financing fees and original issuance discount on the note were $12,500. The derivative liability applied as a discount on the note was $125,000 and is accreted over the life of the note.

During the year ended December 31, 2019, the entire outstanding principal and interest was assigned to another unrelated party with no changes to the terms of the note upon assignment. Refer to Note 9(w). The deferred financing fees and derivative liability applied as discounts on the purchase portion of the note were fully extinguished at the time of the transfer. In connection with the assignment an inducement fee was paid to the assignor. Refer to Notes 9(o).

As at December 31, 2019, the carrying value of the note was $Nil and the fair value of the derivative liability was $Nil. During the year ended December 31, 2019, the Company accreted $137,500, of the debt discount to finance costs.

(n)	On April 26, 2019, the Company entered into a note purchase and assignment agreement with two unrelated parties pursuant to a certain secured inventory convertible note issued on March 19, 2018 in the principal amount of $900,000. Refer to Note 9(f). Pursuant to this agreement, the seller desires to sell the balance owing under the Second and Third tranche of the original note in four separate closings on April 26, May 22, June 24, and July 24, 2019, totaling $84,396, $85,838, $120,490 and $122,866, respectively (consisting of $375,804 principal and $37,786 of accrued interest). As at December 31, 2019, $413,590 in principal and accrued interest had been assigned to the purchaser.

As at December 31, 2019, the carrying value of the note was $413,590. The fair value of the derivative liability was $181,870. During the year ended December 31, 2019, the Company accreted $Nil (2018 - $Nil) of the debt discount to finance costs.

(o)	On May 7, 2019, the Company entered into a secured convertible promissory note agreement with an unrelated party. The note is secured by an unconditional first priority interest in and to, any and all property of the Company and its subsidiaries, of any kind or description, tangible or intangible, whether now existing or hereafter arising or acquired until the balance of all Notes has been reduced to $Nil. The note bears interest at 10% per annum, each tranche matures 12 months from the funding date and is convertible into common shares at the holder’s discretion at a conversion price equal to 62% of the lowest trading price of the Company’s common stock during the 10 trading days immediately preceding the conversion of the note.

The note was funded in four tranches on May 7, 2019, June 28, 2019, July 8, 2019 and August 8, 2019, totaling $250,420. Proceeds from the note were paid directly to a former lender as an inducement for entering into a debt assignment arrangement. Refer to Notes 9(k), (l) and (m). The $250,420 inducement is recorded to finance costs for the year ended December 31, 2019.

Deferred financing fees and original issuance discount on the note were $26,765. The derivative liability applied as a discount on the note was $250,420 and is accreted over the life of the note.

As at December 31, 2019, the carrying value of the note was $124,695 and the fair value of the derivative liability was $323,514. During the year ended December 31, 2019, the Company accreted $124,695 of the debt discount to finance costs.

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

As at December 31, 2019, the carrying value of the note was $92,219 and the fair value of the derivative liability was $284,734. During the year ended December 31, 2019, the Company accreted $92,219 of the debt discount to finance costs.

(q)	On September 4, 2019 the Company issued a convertible promissory note in the principal amount of $137,500. The note is unsecured, bears interest at 10% per annum, is due on June 3, 2020, and is convertible during the first 180 calendar days from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $16,000. The derivative liability applied as a discount on the note was $121,500 and is accreted over the life of the note.

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

As at December 31, 2019, the carrying value of the note was $43,322 and the fair value of the derivative liability was $173,596. During the year ended December 31, 2019, the Company accreted $43,322, of the debt discount to finance costs.

(r)	On September 19, 2019 the Company issued a convertible promissory note in the principal amount of $55,000. The note is unsecured, bears interest at 10% per annum, is due on September 19, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $7,000. The derivative liability applied as a discount on the note was $48,000 and is accreted over the life of the note.

As at December 31, 2019, the carrying value of the note was $15,370 and the fair value of the derivative liability was $70,052. During the year ended December 31, 2019, the Company accreted $15,370, of the debt discount to finance costs.

(s)	On September 19, 2019 the Company issued a convertible promissory note in the principal amount of $141,900. The note is unsecured, bears interest at 10% per annum, is due on September 19, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $16,400. The derivative liability applied as a discount on the note was $125,500 and is accreted over the life of the note.

In connection with the note, the Company granted 113,250 warrants to the lender. Each warrant can be exercised to purchase shares of common stock of the Company at a price of $0.75 per warrant for a period of five years. As the entire net proceeds of $125,500 were first allocated to the derivative liability which is measured at fair value on a recurring basis, the residual value of $Nil was allocated to the equity-classified warrants.

As at December 31, 2019, the carrying value of the note was $40,043 and the fair value of the derivative liability was $190,246. During the year ended December 31, 2019, the Company accreted $40,043, of the debt discount to finance costs.

(t)	On October 2, 2019 the Company issued a convertible promissory note in the principal amount of $82,500. The note is unsecured, bears interest at 10% per annum, is due on September 30, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $9,500. The derivative liability applied as a discount on the note was $73,000 and is accreted over the life of the note.

In connection with the note, the Company granted 83,333 warrants to the lender. Each warrant can be exercised to purchase shares of common stock of the Company at a price of $0.75 per warrant for a period of five years. As the entire net proceeds of $73,000 were first allocated to the derivative liability which is measured at fair value on a recurring basis, the residual value of $Nil was allocated to the equity-classified warrants.

As at December 31, 2019, the carrying value of the note was $20,795 and the fair value of the derivative liability was $105,790. During the year ended December 31, 2019, the Company accreted $20,795, of the debt discount to finance costs.

(u)	During the year ended December 31, 2019, a convertible promissory note with an outstanding principal balance of $226,000 was assigned to another unrelated party with no changes to the terms of the note upon assignment. Refer to Note 9 (k). The note is unsecured, bears interest at 12% per annum, was due on August 31, 2019 and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

As at December 31, 2019, the carrying value of the note was $226,000 and the fair value of the derivative liability was $289,462.

(v)	During the year ended December 31, 2019, a convertible promissory note with an outstanding principal balance of $258,736 was assigned to another unrelated party with no changes to the terms of the note upon assignment. Refer to Note 9 (l). The note is unsecured, bears interest at 12% per annum, was due on September 19, 2018 and is convertible into common shares at a conversion price equal to the lessor of: (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

As at December 31, 2019, the carrying value of the note was $258,736 and the fair value of the derivative liability was $351,774.

(w)	During the year ended December 31, 2019, a convertible promissory note with an outstanding principal balance of $137,500 was assigned to another unrelated party with no changes to the terms of the note upon assignment. Refer to Note 9 (m). The note is unsecured, bears interest at 12% per annum, is due on January 22, 2020 and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

As at December 31, 2019, the carrying value of the note was $137,500 and the fair value of the derivative liability was $170,201.

Note 10 – DERIVATIVE LIABILITIES

The Company records the fair value of the of the conversion feature of the convertible loans payable disclosed in Note 9 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations.

The following range of inputs and assumptions were used to value the derivative liabilities outstanding during the years ended December 31, 2019 and 2018, assuming no dividend yield:

	2019	2018
Expected volatility	176 - 374%	180 - 447%
Risk free interest rate	1.6 - 2.6%	1.6 - 2.6%
Expected life (years)	0.25 - 2.0	0.1 - 1.0

A summary of the activity of the derivative liabilities is shown below:

$
Balance, January 1, 2018	1,676,155
New issuances	1,517,657
Change in fair value	(1,005,458)
Balance, December 31, 2018	2,188,354

Balance, January 1, 2019	2,188,354
New issuances	939,919
Change in fair value	(271,704)
Balance, December 31, 2019	2,856,569

Note 11 – LEASES

The Company leases certain assets under lease agreements. The lease liability relates to leases for office and showroom spaces. Upon adoption of Topic 842, on January 1, 2019 the Company recognized a right-of-use asset of $51,203 and lease liability of $47,118 for its existing office operating lease on transition. The difference between the operating lease assets and lease liabilities is due to the reclassification of prepaid rent expense.

During the year ended December 31, 2019, the Company entered into a lease for a showroom office space in Vacaville, California which commenced on December 1, 2019. In connection with this lease, the Company recognized a right-of use assets and a lease liability of $124,531.

Right-of-use assets have been included within fixed assets, net, and lease liabilities have been included in operating lease liability on the Company’s consolidated balance sheet.

Right-of-use assets	December 31, 2019
Cost	$178,202
Accumulated amortization	(39,671)
Net book value	$138,531

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of December 31, 2019 for the next three years are as follows:

Operating lease commitments and lease liability	December 31, 2019
2019	$63,397
2020	49,977
2021	47,904
Total future minimum lease payments	161,278
Discount	(24,118)
Total	137,160
Current portion of operating lease liabilities	(62,935)
Long-term portion of operating lease liabilities	$74,225

Operating lease expense for the year ended December 31, 2019 was $44,875 and is recorded in general and administration expense. As of December 31, 2019, the Company’s leases had a weighted average remaining term of 2.64 years.

Note 12 – MEZZANINE EQUITY

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

Mezzanine Preferred Equity Transactions

During the year ended December 31, 2019:

●	The Company settled various accounts payable balances, debt and preferred shares in exchange for shares of common stock to be issued and warrants. Included in these settlements were 100,500 and 4,649,908 shares of Series D and Series E preferred shares, respectively, with an aggregate carrying value of $6,668,643.

During the year ended December 31, 2018:

●	On August 27, 2018, pursuant to a debt exchange agreement, the Company agreed to exchange all 4,229,384 issued and outstanding series A convertible preferred stock, as designated at the time, with a fair value of $5,873,481 ($7,627,303 CDN) for 51 shares of Series B and 3,000,000 shares of Series E preferred shares, respectively. The Series B preferred shares are classified as permanent equity. Refer to Note 13. As at December 31, 2018, these Series B and Series E preferred shares had not been issued.

●	Pursuant to a series of debt exchange agreements, the Company agreed to issue an aggregate of 148,706 shares of Series D preferred shares for the settlement of outstanding accounts payable with a fair value of $91,944. As at December 31, 2018, these Series D preferred shares had not been issued.

●	Pursuant to a series of debt exchange agreements, the Company agreed to issue an aggregate of 81 shares of Series B and 1,649,908 shares of Series E preferred shares, respectively, for the settlement of outstanding convertible loans with a fair value of $5,609,757 ($7,284,831 CDN). The Series B preferred shares are classified as permanent equity. Refer to Note 13. As at December 31, 2018, these Series B and Series E preferred shares had not been issued.

Note 13 – PREFERRED STOCK

Authorized

3,000,000 shares of Series A preferred shares authorized, each having a par value of $0.001 per share.

10,000 shares of Series B convertible preferred shares authorized, each having a par value of $0.001 per share. Each share of Series B convertible preferred shares is convertible into 100,000 shares of common stock.

On March 26, 2019, the Company effected a reverse stock split of its shares of common stock on a four thousand (4,000) old for one (1) new basis. Preferred share amounts remained unchanged.

On October 29, 2019, the Company re-designated its Series A Preferred Stock. The Series A Preferred Stock shall be entitled to vote with the holders of the Company’s Common Stock as a class at the rate of 665 common share votes per share of Series A Preferred Stock. The Series A Preferred Stock shall be deemed cancelled five years following issuance, provided that the Board of Directors may, in its discretion, retire the Series A Preferred Stock at any time after two years following issuance, or defer the retirement of the Series A Preferred Stock for up to 10 years following issuance.

Preferred Stock Transactions

During the year ended December 31, 2019:

●	The Company settled various accounts payable balances, debt and preferred shares in exchange for shares of common stock to be issued and warrants. Included in these settlements were 132 shares of Series B Preferred Stock with a carrying value of $4,872,732.

●	On October 29, 2019, the Company issued an aggregate of 200,376 shares of Series A preferred shares at value of $200 to three directors of the Company.

During the year ended December 31, 2018:

●	The Company issued 81 and 1,649,908 shares of Series B and Series E preferred shares, respectively, for the settlement of outstanding convertible loans with a fair value of $5,609,757 ($7,284,831 CDN), of which $3,908,614 ($5,075,727 CDN) was recorded in the consolidated financial statements at a fair value of $Nil. The Company recorded a loss on extinguishment of debt of $3,908,614 in connection with the settlement. The Series E preferred shares are classified as mezzanine equity. Refer to Note 12. As at December 31, 2018, these Series B and Series E preferred shares had not been issued.

●	The Company issued 51 and 3,000,000 shares of Series B and Series E preferred shares, respectively, for the settlement all 4,229,384 issued and outstanding series A convertible preferred stock, as designated at the time, with a fair value of $5,873,481 ($7,627,303 CDN). The Series E preferred shares are classified as mezzanine equity. Refer to Note 12. As at December 31, 2018 and 2019, these Series B and Series E preferred shares had not been issued.

Note 14 – COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

Authorized

On March 26, 2019, the Company effected a reverse stock split of its shares of common stock on a four thousand (4,000) old for one (1) new basis. Upon effect of the reverse split, authorized capital decreased from 3,000,000,000 shares of common stock to 750,000 shares of common stock. Subsequently, on May 23, 2019, an increase in common shares to 150,000,000 was authorized, with a par value of $0.001. These consolidated financial statements give retroactive effect to such reverse stock split named above and all share and per share amounts have been adjusted accordingly, unless otherwise noted. Each share of common stock is entitled to one (1) vote.

Common Stock Transactions

During the year ended December 31, 2019:

●	The Company issued an aggregate of 72,295 shares of common stock with a fair value of $63,437 in exchange for services.

●	The Company issued an aggregate of 32,000 shares of common stock with a fair value of $37,760 as partial settlement for accounts payable, as outlined in Note 8.

●	The Company issued an aggregate of 407,536 shares of common stock with a fair value of $506,468 upon the conversion of $180,642 of convertible debentures, accrued interest and accounts payable, as outlined in Note 9, per the table below:

Date issued	Common shares issued (#)	Fair value(1)	Converted balance(2)	Loss on conversion
January 22, 2019	10,189	$28,527	$15,690	$(12,837)
March 11, 2019	18,606	37,211	12,280	(24,931)
March 15, 2019	27,137	54,238	17,899	(36,339)
June 17, 2019	45,216	58,781	31,651	(27,130)
June 20, 2019	34,450	36,517	19,895	(16,622)
July 17, 2019	37,900	33,352	5,628	(27,724)
August 26, 2019	40,000	27,020	6,620	(20,400)
September 18, 2019	39,500	49,376	8,255	(41,121)
October 11, 2019	35,000	44,450	13,475	(30,975)
November 13, 2019	47,500	77,899	18,810	(59,089)
November 7, 2019	23,149	18,519	10,000	(8,519)
December 19, 2019	48,889	40,578	22,000	(18,578)
Total	407,536	$506,468	$182,203	$(324,265)

(1)	Fair values are derived based on the closing price of the Company’s common stock on the date of the conversion notice.

(2)	Converted balance includes portions of principal, accrued interest, accounts payable, financing fees and interest penalties converted upon the issuance of shares of common stock.

During the year ended December 31, 2018:

●	On February 7, 2018, the Company issued 5,186 shares of common stock and on March 19, 2018 the Company issued 7,315 shares of common stock for aggregate cash proceeds of $81,659.

●	On June 5, 2018, the Company issued 188 shares of common stock, with a fair value of $2,250, in connection with a 5% commission granted on referral of sales totaling $45,000.

●	On October 18, 2018, the Company issued 23,750 shares of common stock, with a fair value of $332,500, in connection with an investor relations agreement.

●	The Company issued an aggregate of 572,547 shares of common stock with a fair value of $4,315,958 upon the conversion of $1,302,077 of convertible debentures, accrued interest and finance fees, as noted in Note 9, per the table below:

Date issued	Common shares issued (#)	Fair value(1)	Converted balance(2)	Loss on conversion
January 2, 2018	1,270	$11,683	$3,733	$(7,950)
January 5, 2018	1,325	10,600	5,300	(5,300)
January 5, 2018	1,334	10,666	2,986	(7,680)
January 9, 2018	1,450	11,600	5,800	(5,800)
January 11, 2018	1,525	15,860	6,100	(9,760)
January 11, 2018	1,539	15,997	3,446	(12,551)
January 12, 2018	1,692	16,911	3,788	(13,123)
January 16, 2018	1,675	13,400	6,701	(6,699)
January 16, 2018	1,776	14,204	3,977	(10,227)
January 17, 2018	1,948	15,581	4,363	(11,218)
January 19, 2018	2,045	18,812	4,580	(14,232)
January 22, 2018	2,045	35,170	4,580	(30,590)
January 23, 2018	2,125	27,200	8,500	(18,700)
January 24, 2018	2,249	29,685	5,038	(24,647)
January 26, 2018	2,468	27,632	5,526	(22,106)
January 31, 2018	2,133	36,678	7,506	(29,172)
January 31, 2018	2,591	27,975	5,802	(22,173)
February 1, 2018	2,591	25,903	5,802	(20,101)
February 6, 2018	1,511	14,501	3,806	(10,695)
February 6, 2018	2,956	28,370	6,620	(21,750)
February 7, 2018	2,821	29,076	10,550	(18,526)
February 8, 2018	1,511	12,084	4,350	(7,734)
February 9, 2018	3,500	32,200	14,000	(18,200)
February 9, 2018	3,653	33,607	8,182	(25,425)
February 12, 2018	3,613	36,124	15,100	(21,024)
February 12, 2018	4,010	40,098	9,543	(30,555)
February 13, 2018	2,450	18,816	9,800	(9,016)
February 14, 2018	3,588	28,696	10,331	(18,365)
February 14, 2018	4,513	36,099	10,740	(25,359)
February 16, 2018	4,917	33,433	9,637	(23,796)
February 20, 2018	3,276	19,654	10,089	(9,565)
February 22, 2018	2,470	15,610	7,064	(8,546)
February 22, 2018	5,326	27,692	9,692	(18,000)
February 28, 2018	3,588	18,652	8,394	(10,258)
February 28, 2018	5,715	29,714	8,000	(21,714)
March 2, 2018	6,179	81,556	8,650	(72,906)
March 5, 2018	1,068	11,099	1,494	(9,605)
March 5, 2018	2,583	26,859	3,616	(23,243)
March 6, 2018	6,137	81,000	13,500	(67,500)
March 6, 2018	6,068	60,671	10,921	(49,750)
March 7, 2018	5,428	54,280	7,599	(46,681)
March 8, 2018	5,946	64,213	8,324	(55,889)
March 8, 2018	3,476	40,318	8,064	(32,254)
March 12, 2018	5,942	64,167	8,318	(55,849)
March 13, 2018	5,244	50,335	11,535	(38,800)
March 14, 2018	6,549	70,726	11,788	(58,938)
March 14, 2018	5,507	57,263	7,708	(49,555)
March 15, 2018	5,669	56,683	7,936	(48,747)
March 19, 2018	8,316	76,501	11,641	(64,860)
March 22, 2018	6,537	52,291	9,151	(43,140)
March 26, 2018	5,825	72,230	8,155	(64,075)
March 27, 2018	4,567	42,016	10,047	(31,969)
March 29, 2018	1,558	19,938	10,000	(9,938)
April 2, 2018	4,580	75,105	18,135	(56,970)
April 5, 2018	11,087	319,277	19,955	(299,322)
April 6, 2018	2,190	21,893	3,941	(17,952)
April 19, 2018	12,050	173,512	66,272	(107,240)
May 14, 2018	18,068	252,948	113,174	(139,774)
May 25, 2018	10,000	112,000	52,800	(59,200)
June 13, 2018	3,250	26,000	9,750	(16,250)
June 13, 2018	10,000	72,000	33,000	(39,000)
June 19, 2018	9,975	59,850	32,918	(26,932)
June 25, 2018	10,840	60,704	28,618	(32,086)
July 2, 2018	3,438	19,250	7,906	(11,344)
July 2, 2018	12,327	69,028	31,186	(37,842)
July 12, 2018	11,000	61,600	25,300	(36,300)
July 23, 2018	4,774	21,006	10,503	(10,503)
July 24, 2018	14,250	62,700	28,500	(34,200)
July 25, 2018	10,626	38,253	21,039	(17,214)
August 2, 2018	18,500	88,800	22,200	(66,600)
August 3, 2018	9,581	45,988	12,647	(33,341)
August 10, 2018	10,399	41,593	13,726	(27,867)
August 23, 2018	2,723	23,956	4,192	(19,764)
September 4, 2018	13,887	116,644	15,000	(101,644)
September 10, 2018	17,073	122,922	26,292	(96,631)
September 10, 2018	10,792	43,167	12,950	(30,217)
September 25, 2018	21,250	95,200	32,725	(62,475)
October 5, 2018	16,352	77,834	35,974	(41,860)
October 17, 2018	18,121	79,729	31,892	(47,837)
October 24, 2018	15,132	54,474	26,632	(27,842)
October 24, 2018	22,500	90,000	39,600	(50,400)
November 2, 2018	9,705	34,936	14,945	(19,991)
November 7, 2018	43,428	121,598	86,856	(34,742)
December 28, 2018	8,851	31,862	15,576	(16,286)
Total	572,547	$4,315,958	$1,302,077	$(3,013,881)

(1)	Fair values are derived based on the closing price of the Company’s common stock on the date of the conversion notice.

(2)	Converted balance includes portions of principal, accrued interest, derivative liabilities, financing fees and interest penalties converted upon the issuance of shares of common stock.

Common stock to be issued

Common stock to be issued as at December 31, 2019 consists of:

●	Cash proceeds of $23,453 received for subscriptions of 38,135 shares of common stock;

●	1,540,000 shares of common stock to be issued with a value of $1,224,000, in exchange for services received; and

●	7,852,011 shares valued at $6,154,801 to be issued pursuant to settlement of various accounts payable balances, debt and preferred shares in exchange for shares of common stock to be issued and warrants.

As at December 31, 2019, 9,430,146 shares of common stock remain to be issued with a value of $7,402,254, all of which were issued subsequent to year end.

Warrants

During the year ended December 31, 2019, the Company granted an aggregate of 296,583 warrants with a weighted average exercise price of $0.75 per warrant to lenders as part of financing transactions (Note 9(q), (s) and (t)).

On December 31, 2019, the Company settled various accounts payable balances, debt and preferred shares in exchange for shares of common stock to be issued and 6,563,371 warrants. Warrants were valued at $5,075,436 using the Black Scholes Option Pricing Model with the assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

December 31, 2019
Risk-free interest rate	1.62%
Expected life	3.0 years
Expected dividend rate	0%
Expected volatility	280%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding at year ended December 31, 2018 and 2017	-	$-
Granted	6,859,954	0.77
Exercised	-	-
Expired	-	-
Outstanding at year December 31, 2019	6,859,954	$0.77

As at December 31, 2019, the weighted average remaining contractual life of warrants outstanding was 3.08 years with an intrinsic value of $108,246.

Note 15 – RELATED PARTY TRANSACTIONS

As at December 31, 2019, the Company owed $263,409 ($342,853 CDN) (2018 - $139,835 ($190,764 CDN)) to the President, CEO, and CFO of the Company for management fees and salaries, which is recorded in trade and other payables. The amounts owed and owing are unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2019 the Company incurred $200,000 (2018 - $200,000) in salaries to the President, CEO, and CFO of the Company.

As at December 31, 2019, the Company owed $7,260 ($9,450 CDN) (2018 - $12,791 ($17,450 CDN)) to a company controlled by the son of the President, CEO, and CFO of the Company for subcontractor services. The balance owing is recorded in trade and other payables. The amount owing is unsecured, non-interest bearing, and due on demand.

Note 16 – COMMITMENTS

Product Warranties

Previously, the Company’s product warranty costs are part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold were generally covered by a warranty for a period of one year. During the year ending December 31, 2018, the Company’s warranty policy changed to generally cover a period of two years which is also covered by the manufacturer warranty. Thus, any warranty costs incurred by the Company are immaterial. Due to this, as of December 31, 2019, the Company has reserved $Nil (2018 - $Nil) for future warranty costs. The Company’s past experience with warranty related costs was used as a basis for the reserve. During the year ended December 31, 2019, the Company recorded a warranty recovery of $Nil (2018 – recovery of $89,037) for the write down of the warranty reserve.

A tabular reconciliation of the Company’s aggregate product warranty liability for the years ended December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018
Opening balance	$-	$165,523
Accruals for product warranties issued in the period	-	-
Adjustments to liabilities for pre-existing warranties	-	(71,284)
Write down warranty for change in policy	-	(94,239)
Ending liability	$-	$-

Indemnifications

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

Note 17 – CONTINGENCIES

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at December 31, 2019, included in trade and other payables is $40,227 related to this unpaid invoice, interest and legal fees.

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, and legal fees incurred by Coastal with respect to the lawsuit. This action is still pending. As at December 31, 2019, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

On October 10, 2017, a vendor filed a complaint for Breach of Contract with Superior Court of the State of California. The Complainant is alleging that it is contractually owed 1,848,130 shares of the Company’s common stock and is seeking damages of $270,000. In addition, a related vendor filed in the same filing a complaint for $72,000 as part of a consulting agreement the Company executed. The Company is currently in the process of negotiating a settlement and no accrual has been recorded to date due to the uncertainty of the settlement amount.

On April 9, 2018, the Company received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleges that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ seeks damages in excess of $200,000 but not more than $1,000,000, which consists of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. This action is still pending but as at December 31, 2019, JSJ has negotiated a reduced amount with a private investor. As at December 31, 2019, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

Note 18 – INCOME TAX

For the years ended December 31, 2019 and 2018, there is $Nil and $Nil current and deferred income tax expense, respectively, reflected in the Statement of Operations.

The following are the components of income before income tax reflected in the Statement of Operations for the years ended December 31, 2019 and 2018:

Component of Loss Before Income Tax

	December 31, 2019	December 31, 2018
Loss before income tax	$(3,078,120)	$(9,825,404)
Income tax	$-	$-
Effective tax rate	21.0%	21.0%

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

As of December 31, 2019, the Company had aggregate net operating losses of $45,132,941 (2018 - $42,054,821) to offset future taxable income in the United States and the United Kingdom. The deferred tax assets at December 31, 2019 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 19 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended
	December 31, 2019	December 31, 2018

Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$46,500	$-

Non-cash investing and financing transactions:
Convertible debenture issued for financing fees	$250,419	$15,000
Shares issued for convertible loans payable	$506,468	$4,343,730
Preferred shares issued in exchange for mezzanine preferred shares and accrued interest	$-	$1,751,740
Preferred shares issued in exchange for convertible debt and accrued interest	$-	$3,120,992
Mezzanine preferred shares issued in exchange for mezzanine preferred shares and accrued interest	$-	$4,121,741
Mezzanine preferred shares issued in exchange for convertible debt and accrued interest	$-	$2,488,765
Preferred shares issued for accounts payable	$-	$91,944
Accounts payable and debt settled for shares	$65,377	$-
Accounts payable settled for shares to be issued and warrants	$377,050	$-
Debt settled for shares to be issued	$192,071	$-
Preferred shares exchanged for shares to be issued	$11,541,375	$-
Initial recognition of lease assets	$178,202	$-
Initial recognition of lease liabilities	$171,648	$-

Note 20 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to the year ended for transactions and other events that may require adjustment of and/or disclosure in such consolidated financial statements.

The recent outbreak of the coronavirus, also known as “COVID-19”, has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures may have an adverse impact on global economic conditions as well as on the Company’s business activities. The extent to which the coronavirus may impact the Company’s business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in Canada and other countries to contain and treat the disease. These events are highly uncertain and as such, the Company cannot determine their financial impact at this time.

On February 10, 2020 the Company issued a convertible promissory note in the principal amount of $119,600. The note is unsecured, bears interest at 8% per annum, is due on February 10, 2021 and is convertible into common shares at a conversion price equal to 80% multiplied by the average of the lowest two closing bid prices for the Common Stock during the fifteen trading day period ending on the latest complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $22,135.

On March 2, 2020 the Company issued a convertible promissory note in the principal amount of $60,950. The note is unsecured, bears interest at 8% per annum, is due on March 2, 2021 and is convertible into common shares at a conversion price equal to 80% multiplied by the average of the lowest two closing bid prices for the Common Stock during the fifteen trading day period ending on the latest complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $10,950.

On April 15, 2020 the Company issued a convertible promissory note in the principal amount of $60,950. The note is unsecured, bears interest at 8% per annum, is due on April 15, 2021 and is convertible into common shares at a conversion price equal to 80% multiplied by the average of the lowest two closing bid prices for the Common Stock during the fifteen trading day period ending on the latest complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $10,950.

On May 14, 2020, the Company entered into a working capital loan arrangement for $30,817 (CDN$43,253) with terms yet to be finalized.

Subsequent to December 31, 2019, the Company issued:

●	320,000 shares of common stock for services provided by consultants;

●	612,244 shares of common stock for settlement of share-settled loans payable;

●	2,021,222 shares of common stock for conversion of debt and outstanding interest;

●	9,430,146 shares of common stock to satisfy shares to be issued at December 31, 2019;

●	191,865 shares of common stock for cash; and

●	2,829,859 warrants with a contractual live of five years and exercise price of $0.25 per share in exchange for strategic advisory services.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our CEO and CFO, has assessed the effectiveness of the internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2019 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Re-designation of Series A Preferred Stock

On October 29, 2019, the Company re-designated its Series A Preferred Stock. The Series A Preferred Stock shall be entitled to vote with the holders of the Company’s Common Stock as a class at the rate of six hundred and 665 common share votes per share of Series A Preferred Stock. The Series A Preferred Stock shall be deemed cancelled five years following issuance, provided that the Board of Directors may, in its discretion, retire the Series A Preferred Stock at any time after two years following issuance, or defer the retirement of the Series A Preferred Stock for up to 10 years following issuance.

Debt Settlement Transactions

On December 31, 2019, the Company settled outstanding debt in the form of preferred shares to be issued in exchange for 3,383,046 shares of common stock and 3,383,046 warrants to acquire shares of common stock. The warrants have an exercise price $0.77 per share and contractual life of three years.

On December 31, 2019, the Company settled outstanding loans payable and accounts payable in exchange for 673,077 shares of common stock.

On December 31, 2019, the Company settled outstanding debt in the form of preferred shares to be issued in exchange for 1,434,484 shares of common stock and 1,434,484 warrants to acquire shares of common stock. The warrants have an exercise price $0.77 per share and contractual life of three years.

On December 31, 2019, the Company settled outstanding debt in the form of preferred shares to be issued in exchange for 1,663,336 shares of common stock and 1,663,336 warrants to acquire shares of common stock. The warrants have an exercise price $0.77 per share and contractual life of three years.

On December 31, 2019, the Company settled outstanding accounts payable in exchange for 77,962 shares of common stock and 38,981 warrants to acquire shares of common stock. The warrants have an exercise price $0.785 per share and contractual life of three years.

On December 31, 2019, the Company settled outstanding accounts payable in exchange for 9,990 shares of common stock.

On December 31, 2019, the Company settled outstanding accounts payable in exchange for 187,500 shares of common stock.

On December 31, 2019, the Company settled outstanding accounts payable in exchange for 19,231 shares of common stock.

On December 31, 2019, the Company settled outstanding accounts payable in exchange for 96,545 shares of common stock.

On December 31, 2019, the Company settled outstanding accounts payable in exchange for 43,524 shares of common stock and 43,524 warrants to acquire shares of common stock. The warrants have an exercise price $0.77 per share and contractual life of three years.

On December 31, 2019, the Company settled outstanding accounts payable in exchange for 75,000 shares of common stock.

Preferred Stock Transactions

On October 29, 2019, the Company issued an aggregate of 200,376 shares of Series A preferred shares at nominal value of $200 to three directors of the Company in exchange for past services rendered to the Company.

Legal Proceedings

On April 9, 2018, we received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleged that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ sought damages in excess of $200,000 but not more than $1,000,000, consisting of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. On August 31, 2018 final judgement was entered against DSG Global in the amount of $187,908, which includes $172,846 in damages, $2,450 in legal fees, $1,982 in pre-judgement interest and $10,631 in post-judgment interest. The appeal period expired on September 30, 2018. As at the date of this Annual Report, the plaintiff is seeking to enforce the Texas judgement against DSG Global in British Columbia, Canada. As at December 31, 2019, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth information about our director and executive officer as of the date of this report:

NAME	AGE	POSITION	DATE FIRST ELECTED OR APPOINTED

Robert Silzer	73	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer	May 6, 2015 (as President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer) June 16, 2015 (as Director)

Stephen Johnston	68	Director	June 16, 2015

James Singerling	75	Director	June 16, 2015

Michael Leemhuis	71	Director	April 15, 2020

Carol Cookerly	60	Director	April 15, 2020

Jason Sugarman(1)	48	Former Director	June 16, 2015

(1) Jason Sugarman resigned from his position as director on July 11, 2019.

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

Robert Silzer, Director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

Robert Silzer has over 20 years’ experience in the GPS tracking and fleet solutions industries. He is the founder of DSG TAG Systems Inc. and has served as Chief Executive Officer of DSG TAG since its inception in April 2008. Mr. Silzer is a product designer who has developed multiple new product concepts and successfully introduced these products to market including the world’s first handheld bingo gaming unit, the first handheld and color handheld GPS golf units and the first Wi-Fi enabled GPS golf business solution. Prior to establishing DSG TAG, Mr. Silzer’s designed and a total golf solution that addressed the growing needs in Golf Course management. Through a series of mergers and acquisitions different companies with diversified hardware and software platforms, he founded GPS Industries (“GPSI”) in 1996, serving as its president, CEO, Chairman and director until 2007. Under his leadership, it became the largest operator of golf GPS systems in the world and with a remarkable 750 golf courses worldwide using the installed system. Prior to founding GPSI, Mr. Silzer founded XGA, an online golf store and website company in 1993. He also founded Advanced Gaming Technology, Inc. in 1992, an electronic gaming company, where he served as Chief Executive Officer until 1998. From 1986 to 1992, Mr. Silzer founded and operated the private company Supercart International. With over 30 years as an entrepreneur in the technology and other markets, Mr. Silzer has developed expertise in taking companies to market, growing start-up business, initial public offerings, raising funds, operations, marketing and international licensing.

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

Prior to becoming chief executive at CMAA, Mr. Singerling was a leader in the golf course design and management companies of Robert Trent Jones, Sr., and served as vice president and general manager of the Coral Ridge Country Club in Ft. Lauderdale, FL.

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

Michael Leemhuis, Director

Michael Leemhuis, M.A. Ed., CCM, CCE, PGA Master Professional is known for his extensive leadership and sports experience. Michael’s experience has been gained in his roles as the President of the Ocean Reef Club; CEO of Congressional Country Club; President of the Club Managers Association of America in 2009; GM/Director of Golf at the PGA TOUR; General Manager, Sport and Recreation at Sun City Resort; Tournament Director of the Nedbank Million Dollar Golf Challenge and MD of Sports International. One of Mike’s career highlights was guiding Congressional Country Club to the #1 spot in the Platinum Clubs of America and into the top 100 of Platinum Clubs in the World.

Education combined with certification are what Mike believes are the cornerstones of success in business and in life and to that end Mike is a Certified Club Manager (CCM) and Certified Chief Executive (CCE) through CMAA, as well as a certified PGA member through the PGA of America and the PGA of South Africa (Master Professional).

Carol Cookerly, Director

Carol Cookerly is a graduate of Duke University and former broadcast journalist, Carol worked in public relations in New York City before founding the agency in Atlanta. Founder and CEO of Cookerly Public Relations has grown the Company into one of the Southeast’s leading public relations agencies representing a client roster more typical of national firms. In addition to creating higher visibility for a variety of clients, the agency has built a stellar reputation for its ability to: manage high-profile issues and direct crisis communications strategies; use data driven marketing to create behavioral change; and, drive engagement and brand success in social media.

Recent visibility campaign successes include the award-winning introduction of the A-Class line of vehicles for Mercedes-Benz USA and the launch of Novelis Inc.’s advanced-design lightweight aluminum battery enclosure for electric vehicles. Active in the community, Carol is a councilwoman serving the city of Milton, Ga. She is a board member of the nation’s most innovative law enforcement support organization, the Atlanta Police Foundation, for which she serves on two committees. In addition, she was recently appointed to the board of Oglethorpe University’s Hammock School of Business.

Significant Employees

Other than Bob Silzer, we have no full-time employees whose services are materially significant to our business and operations who are employed the Company.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2019, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2019 and 2018; and

(d)	up to two additional individuals for whom disclosure would have been provided under (c) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2019 and 2018;

who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

EXECUTIVE SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Silzer,	2019	200,000	Nil	Nil	Nil	Nil	Nil	Nil	200,000
Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer	2018	200,000	Nil	Nil	Nil	Nil	Nil	Nil	200,000

As of December 31, 2019, we had no employment agreements with any of our executive officers or employees.

Summary of Employment Agreements and Material Terms

We have not entered into any employment or consulting agreements with any of our current officers, directors, or employees.

Outstanding Equity Awards.

For the years ended December 31, 2019 and 2018, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

The particulars of the compensation paid to each of our director during our fiscal years ended December 31, 2018 are set out in the following summary compensation table, except that no disclosure is provided for any director who’s also a named executive officer and whose compensation is fully reflected in the above Executive Summary Compensation Table:

DIRECTOR COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Johnston,	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
James Singerling,	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Michael Leemhuis,	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Carol Cookerly,	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Jason Sugarman,	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Director	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2019 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Office, if Any	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors
Robert Silzer 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director, president, chief executive officer, chief financial officer, secretary, and treasurer	Common Stock	2,019	0.18%
Stephen Johnston 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	-	-
James Singerling 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	-	-
Michael Leemhuis 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	-	-
Carol Cookerly 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	-	-
All officers and directors as a group		Common stock, $0.001 par value	2,019	0.18%

5%+ Security Holders
None			-	-
All 5%+ Security Holders		Common stock, $0.001 par value	-	-

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Percentages are based on 1,146,302 shares of our Company’s common stock issued and outstanding at December 31, 2019. As of May 14, 2020, 13,721,779 shares of common stock were issued and outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As at December 31, 2019, we owed $263,409 ($342,853 CDN) (2018 - $139,835 ($190,764 CDN)) to our Director and sole Officer, Robert Silzer, for management fees and salaries and $7,260 ($9,450 CDN) (2018 - $12,791 ($17,450 CDN)) to a company controlled by Robert Silzer, Jr., the son of Robert Silzer, our Director and sole Officer for subcontractor services. The amounts owed and owing are unsecured, non-interest bearing, and due on demand.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently act with five (5) directors consisting of Robert Silzer, Stephen Johnston, James Singerling, Michael Leemhuis and Carol Cookerly. We have not made any determination as to whether any of our directors are independent directors, as that term is used in Rule 4200(a) (15) of the Rules of National Association of Securities Dealers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees, Audit Related Fees, and All Other Fees

The following represents fees for professional services rendered by our independent registered public accounting firm for each of the years ended December 31, 2019 and 2018.

	2019	2018
Audit fees	$76,130	$66,220
Audit related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil
Total	$76,130	$66,220

Audit fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements, reviews of our quarterly reports on Form 10-Q and certain additional services associated with accessing capital markets, including reviewing registration statements and the issuance and preparation of comfort letters and consents.

Saturna Group Chartered Professional Accountants, LLP has served as our independent registered public accounting firm from October 2017 to January 2019.

Buckley Dodds, LLP served as our independent registered public accounting firm since March 2019.

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

Dated: May 15, 2020	DSG Global Inc.

	By:	/s/ Robert Silzer
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

Signature	Title	Date

/s/ Robert Silzer	Chief Executive Officer, Chief Financial Officer and Chairman of the	May 15, 2020
Robert Silzer	Board of Directors (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Stephen Johnston	Director	May 15, 2020
Stephen Johnston

/s/ James Singerling	Director	May 15, 2020
James Singerling

/s/ Michael Leemhuis	Director	May 15, 2020
Michael Leemhuis

/s/ Carol Cookerly	Director	May 15, 2020
Carol Cookerly

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.1.6	Certificate of Change of the Registrant	8-K	3.1	03-26-19

3.1.7	Certificate of Correction of the Registrant	8-K	3.2	03-26-19

3.1.8	Certificates of Amendment and Designation dated November 22, 2019				*

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1	Subscription Agreement / Debt Settlement, dated September 26, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.1	08-17-15

10.2	Addendum to Subscription Agreement / Debt Settlement, dated October 7, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.2	08-17-15

10.3	Second Addendum to Subscription Agreement / Debt Settlement, dated April 29, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.3	08-17-15

10.4	Third Addendum to Subscription Agreement / Debt Settlement, dated August 11, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.4	08-17-15

10.5	Letter from Westergaard Holdings Ltd., dated September 1, 2015, extending dates of redemption obligations.	8-K	10.1	09-08-15

EX-1

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith

10.6	Letter from Westergaard Holdings Ltd., dated November 10, 2015, extending dates of redemption obligations	10-Q	10.1	11-13-15

10.7	Letter fromWestergaard Holdings Ltd., dated December 31, 2015, extending dates of redemption obligations	8-K	10.1	03-09-16

10.8	Convertible Note of DSG TAG Systems Inc., dated March 31, 2015, payable to Adore Creative Agency, Inc.	8-K	10.5	08-14-15

10.9	Convertible Note Agreement, dated August 25, 2015, between the Registrant and Jerry Katell, Katell Productions, LLC and Katell Properties, LLC	10-Q	10.2	11-13-15

10.10	Agreement (TAG Touch) dated February 15, 2014 between DSG TAG Systems Inc. and DSG Canadian Manufacturing Corp.	8-K	10.10	05-06-15

10.11	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A.Bosa & Co (Kootenay) Ltd.	10-K	10.11	05-02-16

10.12	Lease agreement (Modified), dated January 21, 2016 and February 1, 2016 between DSG TAG Systems Inc. and Benchmark Group	10-K	10.12	05-02-16

10.13	Loan agreement, dated February 11, 2016 between DSG TAG Systems Inc. and Jeremy Yaseniuk	10-K	10.13	05-02-16

10.14	Loan agreement, dated March 31, 2016 between DSG TAG Systems Inc. and E. Gary Risler	10-K	10.14	05-02-16

10.15	Letter from Westergaard Holdings Ltd., dated April 29, 2016	10-K	10.15	05-20-16

10.16	Security purchase agreement between DSG Global Inc. and Coastal Investment Partners, dated November 7 2016	8-K	10.16	11-15-16

10.17	Letter of Resignation by Board Member Keith Westergaard	10-Q	10.17	12-16-16

10.8	Equity Financing Agreement with GHS dated September 18, 2019	8-k	10.1	10-11-19

10.9	Registration Rights Agreement with GHS dated September 18, 2019	8-k	10.2	10-11-19

10.10	Advisory Services Agreement dated as of March 2, 2020 Graj + Gustavsen, Inc. .	8-k	10.1	03-06-19

21	List of Subsidiary:	10-K	21.1	05-02-16

EX-2

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101*	Interactive Data File

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*Filed herewith

#*	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

EX-3