Form 10-Q
period 2020-03-31
DSG Global Inc.
filed 2020-06-29
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
None	N/A	N/A

As June 29, 2020, the issuer had 17,862,008 shares of common stock issued and outstanding.

DSG GLOBAL, INC.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of DSG Global Inc. as at March 31, 2020, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that can be expected for the year ending December 31, 2020.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31, 2020 AND DECEMBER 31, 2019

(Expressed in U.S. dollars)

(UNAUDITED)

	March 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash	$16,398	$25,494
Trade receivables, net	131,432	74,793
Inventories, net of inventory allowance of $138,878 and $151,191, respectively	138,112	140,943
Prepaid expenses and deposits	4,176	9,570
TOTAL CURRENT ASSETS	290,118	250,800

Fixed assets, net	112,671	139,823
Equipment on lease, net	1,115	1,457
Intangible assets, net	13,754	14,061
TOTAL ASSETS	$417,658	$406,141

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$2,574,848	$2,345,333
Deferred revenue	127,667	65,274
Operating lease liability	53,932	62,935
Loans payable	781,786	789,469
Derivative liability	3,949,628	2,856,569
Convertible notes payable, net of unamortized discount of $488,979 and $550,876, respectively	2,625,100	2,507,653
TOTAL CURRENT LIABILITIES	10,112,961	8,627,233

Operating lease liability	65,348	74,225
TOTAL LIABILITIES	10,178,309	8,701,458

Going concern (Note 2)
Commitments (Note 16)
Contingencies (Note 17)
Subsequent events (Note 19)

MEZZANINE EQUITY
Redeemable preferred stock, $0.001 par value, 11,000,000 shares authorized (2019 – 11,000,000), to be issued (2019 - to be issued)	33,807	33,807

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 3,010,000 shares authorized (2019 – 3,010,000), 200,376 issued and outstanding (2019 - 200,376)	200	200
Common stock, $0.001 par value, 150,000,000 shares authorized, (2019 - 150,000,000); 4,603,136 issued and outstanding (2019 - 1,146,302)	4,604	1,146
Additional paid in capital, common stock	30,783,539	28,097,710
Discounts on common stock	(69,838)	(69,838)
Common stock to be issued	6,016,001	7,402,254
Other accumulated comprehensive income	1,561,936	1,372,345
Accumulated deficit	(48,090,900)	(45,132,941)
TOTAL STOCKHOLDERS’ DEFICIT	(9,794,458)	(8,329,124)

TOTAL LIABILITIES MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$417,658	$406,141

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ending
	March 31, 2020	March 31, 2019

Revenue	$150,212	$501,424
Cost of revenue	28,566	306,068
Gross profit	121,646	195,356

Operating expenses
Compensation expense	642,536	135,083
General and administration expense	524,747	236,792
Bad debt expense	9,348	1,424
Depreciation and amortization expense	656	885
Total operating expense	1,177,287	374,184
Loss from operations	(1,055,641)	(178,828)

Other income (expense)
Foreign currency exchange	(120,681)	17,637
Change in fair value of derivative instruments	(945,594)	(6,635,917)
Loss on extinguishment of debt	(428,465)	(74,109)
Finance costs	(407,578)	(301,756)
Total other income (expense)	(1,902,318)	(6,994,145)

Net loss	$(2,957,959)	$(7,172,973)

Net loss per share

Basic and diluted:
Basic	$(0.84)	$(11.02)
Diluted	$(0.84)	$(11.02)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	3,515,590	651,126
Diluted	3,515,590	651,126

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ending
	March 31, 2020	March 31, 2019

Net loss	$(2,957,959)	$(7,172,973)
Other comprehensive income (loss)

Foreign currency translation adjustments	189,591	(69,635)

Comprehensive loss	$(2,768,368)	$(7,242,608)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. dollars)

(UNAUDITED)

	Common Stock					Preferred Stock
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Amount	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2018	634,471	$634	$22,415,121	$(69,838)	$-	$4,872,732	$1,465,389	$(42,054,821)	$(13,370,783)

Shares issued on conversion of debt	55,932	56	119,921	-	-	-	-	-	119,977
Net loss for the period	-	-	-	-	-	-	(69,635)	(7,172,973)	(7,242,608)

Balance, March 31, 2019	690,403	$690	$22,535,042	$(69,838)	$-	$4,872,732	$1,395,754	$(49,227,794)	$(20,493,414)

Balance, December 31, 2019	1,146,302	$1,146	$28,097,710	$(69,838)	$7,402,254	$200	$1,372,345	$(45,132,941)	$(8,329,124)
Shares to be issued for cash	191,865	192	99,839	-	-	-	-	-	100,031
Shares and warrants issued for services	320,000	320	636,128	-	-	-	-	-	636,448
Shares issued on conversion of debt	1,178,518	1,180	565,375	-	-	-	-	-	566,555
Issuance of shares to be issued	1,766,451	1,766	1,384,487	-	(1,386,253)	-	-	-	-
Net loss for the period	-	-	-	-	-	-	189,591	(2,957,959)	(2,768,368)

Balance, March 31, 2020	4,603,136	$4,604	$30,783,539	$(69,838)	$6,016,001	$200	$1,561,936	$(48,090,900)	$(9,794,458)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Expressed in U.S. Dollars)

(UNAUDITED)

	March 31, 2020	March 31, 2019

Net loss	$(2,957,959)	$(7,172,973)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	656	885
Change in inventory allowance	-	(2,760)
Non-cash financing costs	-	12,500
Accretion of discounts on debt	242,447	173,656
Change in fair value of derivative liabilities	945,594	6,635,917
Bad debt expense	9,348	1,418
Shares and warrants issued for services	636,448	-
Loss on extinguishment of debt	428,465	74,109
Unrealized foreign exchange gain (loss)	63,960	(89,570)

Changes in non-cash working capital:
Trade receivables, net	(75,568)	(92,279)
Inventories	(9,129)	(11,869)
Prepaid expense and deposits	4,871	(46,567)
Trade payables and accruals	394,350	385,118
Deferred revenue	71,477	(105,598)
Operating lease liabilities	(559)	971
Net cash used in operating activities	(245,599)	(237,042)

Cash flows from financing activities
Proceeds from issuing shares	100,031	-
Payments on notes payable	(7,531)	-
Proceeds from notes payable	147,465	275,000
Net cash provided by financing activities	239,965	275,000

Effect of exchange rate changes on cash	(3,462)	-
Net increase (decrease) in cash	(9,096)	37,958
Cash at beginning of period	25,494	5,059

Cash at the end of the period	$16,398	$43,017

Supplemental Cash Flow Information (Note 18)

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

Note 2 – GOING CONCERN

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2020, the Company has a working capital deficit of $9,822,843 and has an accumulated deficit of $48,090,900 since inception. Furthermore, the Company incurred a net loss of $2,957,959 and used $245,599 of cash flows for operating activities during the three months ended March 31, 2020. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2019. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Principles of Consolidation

The interim condensed consolidated financial statements include the accounts of DSG Global Inc. and its wholly-owned subsidiaries VTS and DSG UK (collectively referred to as the “Company”). All intercompany accounts, transactions and profits were eliminated in the interim condensed consolidated financial statements..

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined. There were no new estimates in the period.

Recently Adopted Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Loss on financial Instruments. ASU 2016-13 replaces the current incurred loss impairment methodology with the expected credit loss impairment model, which requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses over the life of the instrument instead of only when losses are incurred. This standard applies to financial assets measured at amortized cost basis and investments in leases recognized by the lessor. The Company adopted ASU 2016-13 on January 1, 2020 with no impact on the interim condensed consolidated financial statements.

Other recent accounting pronouncements issued by FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s interim condensed consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

Note 4 – TRADE RECEIVABLES, NET

As of March 31, 2020 and December 31, 2019, trade receivables consist of the following:

	March 31, 2020	December 31, 2019
Accounts receivables	$147,274	$82,927
Allowance for doubtful accounts	(15,842)	(8,134)
Total trade receivables, net	$131,432	$74,793

Note 5 – FIXED ASSETS AND EQUIPMENT ON LEASE

As of March 31, 2020 and December 31, 2019, fixed assets consisted of the following:

	March 31, 2020	December 31, 2019
Computer equipment	$24,824	$27,025
Right-of-use lease asset	167,859	178,202
Accumulated depreciation	(80,012)	(65,404)
	$112,671	$139,823

As of March 31, 2020 and December 31, 2019, equipment on lease consisted of the following:

	March 31, 2020	December 31, 2019
Tags	$116,487	$126,817
Text	25,748	28,029
Touch	21,327	23,218
Accumulated depreciation	(162,447)	(176,607)
	$1,115	$1,457

For the three months ended March 31, 2020, total depreciation expense for fixed assets was $349 (2019 - $578) and is included in general and administration expense. For the three months ended March 31, 2020, total depreciation for right-of-use assets was $17,321 (2019 - $9,036) and is included in general and administration expense as operating lease expense.

Note 6 – INTANGIBLE ASSETS

As of March 31, 2020 and December 31, 2019, intangible assets consist of the following:

	March 31, 2020	December 31, 2019
Intangible asset – Patent	$22,353	$22,353
Accumulated depreciation	(8,599)	(8,292)
	$13,754	$14,061

The estimated useful life of the patent is 20 years. Patents are amortized on a straight-line basis.For the three months ended March 31, 2020, total amortization expense was $307 (2019 - $307).

Note 7 – TRADE AND OTHER PAYABLES

As of March 31, 2020 and December 31, 2019, trade and other payables consist of the following:

	March 31, 2020	December 31, 2019
Accounts payable and accrued expenses	$1,408,453	$1,334,685
Accrued interest	1,134,730	992,755
Other liabilities	31,665	17,893
Total payables	$2,574,848	$2,345,333

Note 8 – LOANS PAYABLE

As of March 31, 2020 and December 31, 2019, loans payable consisted of the following:

	March 31, 2020	December 31, 2019
Unsecured, loan payable, due on demand, interest at 18% per annum	$317,500	$317,500
Unsecured, loan payable, due on demand, interest 10% per annum, with a minimum interest amount of $25,000	250,000	250,000
Unsecured share-settled debt, due on May 7, 2019, non-interest bearing(a)	214,286	214,286
Unsecured loan payable in the amount of CDN$10,000, due on demand, non-interest bearing	-	7,683

	$781,786	$789,469

(a)	On March 8, 2019, the Company entered into a convertible bridge loan agreement (the “Share-Settled Loan”). The Share-Settled Loan initially bore interest at 4.99% per month, was due in 60 days on May 7, 2019 and is convertible into restricted common shares of the Company at the lender’s option at the market price per share less a 30% discount to market. The Company has accounted the Share-Settled Loan as share-settled debt. It is initially recognized at its fair value and accreted to its share-settled redemption value of $214,286 over the term of the debt. At March 31, 2020, the carrying value consists of principal of $150,000 and accumulated accretion of $64,286. The Share-Settled Loan was not repaid on May 7, 2019 and is in default. Effective September 1, 2019, interest was reduced to 2% per month and effective December 1, 2019, the loan became non-interest bearing.

Note 9 – CONVERTIBLE NOTES

As of March 31, 2020 and December 31, 2019, convertible loans payable consisted of the following:

Convertible Notes Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a former director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at March 31, 2020, the carrying value of the convertible promissory note was $310,000 (December 31, 2019 - $310,000).

(b)	On August 25, 2015, the Company issued a convertible promissory note in the principal amount of $250,000. The convertible promissory note is unsecured, bears interest at 10% per annum, is due on demand, and is convertible at $7,000 per share. As at March 31, 2020, the carrying value of the convertible promissory note was $250,000 (December 31, 2019 - $250,000).

(c)	On November 7, 2016, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company was provided with proceeds of $125,000 on November 10, 2016 in exchange for the issuance of a secured convertible promissory note in the principal amount of $138,889, which was inclusive of an 8% original issue discount and bears interest at 8% per annum to the holder. The convertible promissory note matures nine months from the date of issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $480 or the closing price of the Company’s common stock on the conversion date. In addition, under the same terms, the Company also issued a secured convertible note of $50,000 in consideration for proceeds of $10,000 and another secured convertible note of $75,000 in consideration for proceeds of $10,000. Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes for consideration of $1 each at any time prior to the maturity date in the event that the convertible promissory note is exchanged or converted into a revolving credit facility with the lender, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility.

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

During the three months ended March 31, 2020, the Company issued 53,764 common shares with a fair value of $53,226 for the conversion of $20,000 of principal resulting in a loss on settlement of debt of $33,226.

As at March 31, 2020, the carrying value of the note was $193,889 (December 31, 2019 - $213,889) and the fair value of the derivative liability was $343,312 (December 31, 2019 - $360,718).

(d)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. As at March 31, 2020, the carrying value of the note was $9,487 (December 31, 2019 - $9,487), relating to an outstanding penalty.

(e)	On July 17, 2017, the Company issued a convertible promissory note in the principal amount of $135,000. The note is unsecured, bears interest at 10% per annum, is due on July 17, 2018, and is convertible into common shares at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price during the previous twenty trading day period ending on the latest complete trading day prior to the date of this note and (ii) $244. Interest will be accrued and payable at the time of promissory note repayment. Financing fees on the note were $16,500. Derivative liability applied as discount on the note was $118,500 and is accreted over the life of the note.

As at March 31, 2020, the carrying value of the note was $81,470 (December 31, 2019 - $81,470) and the fair value of the derivative liability was $139,112 (December 31, 2019 - $111,990).

(f)	In January 2018, the Company issued a convertible promissory note in the principal amount of $15,000 as a commitment fee. The note is unsecured, non-interest bearing until default, was due on August 16, 2018, and is convertible into common shares at a conversion price equal to 75% of the average closing trading price during the previous five trading days prior to conversion date, with a minimum of $0.20.

During the year ended December 31, 2018, the Company issued 1,558 common shares with a fair value of $19,937 for the conversion of $10,000 of principal resulting in a loss on settlement of debt of $9,937.

As at March 31, 2020, the carrying value of the note was $5,000 (December 31, 2019 - $5,000) and the fair value of the derivative liability was $4,043 (December 31, 2019 - $2,601).

(g)	On May 8, 2018, the Company issued a convertible note in the principal amount of $51,500. The note is unsecured, bears interest at 10% per annum, and is due on February 8, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

During the three months ended March 31, 2020, the Company issued 170,000 common shares with a fair value of $27,200 for the conversion of $13,090 accrued interest resulting in a loss on settlement of debt of $14,110.

As at March 31, 2020, the carrying value of the note was $51,500 (December 31, 2019 - $51,500) and the fair value of the derivative liability was $86,068 (December 31, 2019 - $48,918). During the three months ended March 31, 2020, the Company accreted $Nil (2019 - $7,277) of the debt discount to finance costs.

(h)	On May 28, 2018 the Company issued a convertible note in the principal amount of $180,000. The note is unsecured, bears interest at 10% per annum, and was due on February 28, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

As at March 31, 2020, the carrying value of the note was $180,000 (December 31, 2018 - $180,000) and the fair value of the derivative liability was $366,996 (December 31, 2019 - $169,234). During the three months ended March 31, 2020, the Company accreted $Nil (2019 - $38,478) of the debt discount to finance costs.

(i)	On June 18, 2018, the Company reassigned convertible note balances from the original lender to another unrelated party in the principal amount of $168,721. The note is unsecured, bears interest at 10% per annum, which was due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lesser of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest is accrued will be and payable at the time of promissory note repayment. The remaining derivative liability applied as a discount on the reassigned note was $25,824 and is accreted over the remaining life of the note.

During the year ended December 31, 2019, the Company issued 234,350 common shares with a fair value of $268,614 for the conversion of $63,012 of principal and $9,671 of accrued interest resulting in a loss on settlement of debt of $195,931.

As at March 31, 2020, the carrying value of the note was $39,037 (December 31, 2019 - $39,037) and the fair value of the derivative liability was $55,105 (December 31, 2019 - $21,869).

(j)	On April 26, 2019, the Company entered into a note purchase and assignment agreement with two unrelated parties pursuant to a certain secured inventory convertible note issued on March 19, 2018 in the principal amount of $900,000. Pursuant to this agreement, the seller desired to sell the balance owing under the Second and Third tranche of the original note in four separate closings on April 26, May 22, June 24, and July 24, 2019, totaling $84,396, $85,838, $120,490 and $122,866, respectively (consisting of $375,804 principal and $37,786 of accrued interest). As at March 31, 2020, $413,590 in principal and accrued interest had been assigned to the purchaser.

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

As at March 31, 2020, the carrying value of the note was $413,590 (December 31, 2019 - $413,590). The fair value of the derivative liability was $641,252 (December 31, 2019 - $181,870).

(k)	On May 7, 2019, the Company entered into a secured convertible promissory note agreement with an unrelated party. The note is secured by an unconditional first priority interest in and to, any and all property of the Company and its subsidiaries, of any kind or description, tangible or intangible, whether now existing or hereafter arising or acquired until the balance of all Notes has been reduced to $Nil. The note bears interest at 10% per annum, each tranche matures 12 months from the funding date and is convertible into common shares at the holder’s discretion at a conversion price equal to 62% of the lowest trading price of the Company’s common stock during the 10 trading days immediately preceding the conversion of the note.

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

As at March 31, 2020, the carrying value of the note was $187,127 (December 31, 2019 - $124,695) and the fair value of the derivative liability was $474,079 (December 31, 2019 - $323,514). During the three months ended March 31, 2020, the Company accreted $62,432 (2019 - $Nil) of the debt discount to finance costs.

(l)	On July 30, 2019, the Company issued a convertible promissory note in the principal amount of $220,000. The note is unsecured, bears interest at 10% per annum, is due on July 30, 2020, and is convertible into common shares at a conversion price equal to the lesser of (i) 60% of the lowest trading price during the previous twenty trading days prior to the issuance date, or (ii) the lowest trading price for the Common Stock during the twenty day period ending one trading day prior to conversion of the note. Deferred financing fees and original issuance discount on the note were $23,500. The derivative liability applied as a discount on the note was $196,500 and is accreted over the life of the note.

During the three months ended March 31, 2020, the Company issued 954,754 common shares with a fair value of $486,129 for the conversion of $105,000 of principal resulting in a loss on settlement of debt of $381,129.

As at March 31, 2020, the carrying value of the note was $42,068 (December 31, 2019 - $92,219) and the fair value of the derivative liability was $162,606 (December 31, 2019 - $284,734). During the three months ended March 31, 2020, the Company accreted $54,849 (2019 - $Nil) of the debt discount to finance costs.

(m)	On September 4, 2019, the Company issued a convertible promissory note in the principal amount of $137,500. The note is unsecured, bears interest at 10% per annum, is due on June 3, 2020, and is convertible during the first 180 calendar days from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $16,000. The derivative liability applied as a discount on the note was $121,500 and is accreted over the life of the note.

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

As at March 31, 2020, the carrying value of the note was $77,603 (December 31, 2019 - $43,322) and the fair value of the derivative liability was $177,528 (December 31, 2019 - $173,596). During the three months ended March 31, 2020, the Company accreted $34,281 (2019 - $Nil), of the debt discount to finance costs.

(n)	On September 19, 2019, the Company issued a convertible promissory note in the principal amount of $55,000. The note is unsecured, bears interest at 10% per annum, is due on September 19, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $7,000. The derivative liability applied as a discount on the note was $48,000 and is accreted over the life of the note.

As at March 31, 2020, the carrying value of the note was $29,082 (December 31, 2019 - $15,370) and the fair value of the derivative liability was $72,239 (December 31, 2019 - $70,052). During the three months ended March 31, 2020, the Company accreted $13,712 (2019 - $Nil), of the debt discount to finance costs.

(o)	On September 19, 2019, the Company issued a convertible promissory note in the principal amount of $141,900. The note is unsecured, bears interest at 10% per annum, is due on September 19, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $16,400. The derivative liability applied as a discount on the note was $125,500 and is accreted over the life of the note.

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

As at March 31, 2020, the carrying value of the note was $75,421 (December 31, 2019 - $40,043) and the fair value of the derivative liability was $186,377 (December 31, 2019 - $190,246). During the three months ended March 31, 2020, the Company accreted $35,378 (2019 - $Nil), of the debt discount to finance costs.

(p)	On October 2, 2019, the Company issued a convertible promissory note in the principal amount of $82,500. The note is unsecured, bears interest at 10% per annum, is due on September 30, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $9,500. The derivative liability applied as a discount on the note was $73,000 and is accreted over the life of the note.

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

As at March 31, 2020, the carrying value of the note was $41,363 (December 31, 2019 - $20,795) and the fair value of the derivative liability was $3,178 (December 31, 2019 - $105,790). During the three months ended March 31, 2020, the Company accreted $20,568 (2019 - $Nil), of the debt discount to finance costs.

(q)	During the year ended December 31, 2019, a convertible promissory note with an outstanding principal balance of $226,000 was assigned to another unrelated party with no changes to the terms of the note upon assignment. The note is unsecured, bears interest at 12% per annum, was due on August 31, 2019 and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

As at March 31, 2020, the carrying value of the note was $226,000 (December 31, 2019 - $226,000) and the fair value of the derivative liability was $370,334 (December 31, 2019 - $289,462).

(r)	During the year ended December 31, 2019, a convertible promissory note with an outstanding principal balance of $258,736 was assigned to another unrelated party with no changes to the terms of the note upon assignment. The note is unsecured, bears interest at 12% per annum, was due on September 19, 2018 and is convertible into common shares at a conversion price equal to the lessor of: (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

As at March 31, 2020, the carrying value of the note was $258,736 (December 31, 2019 - $258,736) and the fair value of the derivative liability was $448,817 (December 31, 2019 - $351,774).

(s)	During the year ended December 31, 2019, a convertible promissory note with an outstanding principal balance of $137,500 was assigned to another unrelated party with no changes to the terms of the note upon assignment. The note is unsecured, bears interest at 12% per annum, was due on January 22, 2020 and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment.

As at March 31, 2020, the carrying value of the note was $137,500 (December 31, 2019 - $137,500) and the fair value of the derivative liability was $218,112 (December 31, 2019 - $170,201).

(t)	On February 10, 2020, the Company issued a convertible promissory note in the principal amount of $119,600. The note is unsecured, bears interest at 10% per annum, is due on February 10, 2021, and is convertible into common shares of the Company, beginning 180 days from the date of the note up to maturity or repayment, at a price equal to 80% of the average of the lowest two trading prices for the common stock during the fifteen trading days before conversion. Deferred financing fees and original issuance discount on the note were $22,135. The derivative liability applied as a discount on the note was $97,465 and is accreted over the life of the note.

As at March 31, 2020, the carrying value of the note was $16,384 (December 31, 2019 - $Nil) and the fair value of the derivative liability was $134,048 (December 31, 2019 - $Nil). During the three months ended March 31, 2020, the Company accreted $16,384 (2019 - $Nil), of the debt discount to finance costs.

(u)	On March 2, 2020, the Company issued a convertible promissory note in the principal amount of $60,950. The note is unsecured, bears interest at 10% per annum, is due on March 2, 2021, and is convertible into common shares of the Company, beginning 180 days from the date of the note up to maturity or repayment, at a price equal to 80% of the average of the lowest two trading prices for the common stock during the fifteen trading days before conversion. Deferred financing fees and original issuance discount on the note were $10,950. The derivative liability applied as a discount on the note was $50,000 and is accreted over the life of the note.

As at March 31, 2020, the carrying value of the note was $4,843 (December 31, 2019 - $Nil) and the fair value of the derivative liability was $66,422 (December 31, 2019 - $Nil). During the three months ended March 31, 2020, the Company accreted $4,843 (2019 - $Nil), of the debt discount to finance costs.

Note 10 – DERIVATIVE LIABILITIES

The following range of inputs and assumptions were used to value the derivative liabilities outstanding during the three months ended March 31, 2020 and year ended December 31, 2019, assuming no dividend yield:

	March 31, 2020	December 31, 2019
Expected volatility	243 - 298%	176 - 374%
Risk free interest rate	0.1 - 0.2%	1.6 - 2.6%
Expected life (years)	0.25 - 0.92	0.25 - 2.0

A summary of the activity of the derivative liabilities is shown below:

Balance, December 31, 2018	$2,188,354
New issuances	939,919
Change in fair value	(271,704)
Balance, December 31, 2019	2,856,569
New issuances	147,465
Change in fair value	945,594
Balance, March 31, 2020	$3,949,628

Note 11 - LEASES

The Company leases certain assets under lease agreements. The lease liability relates to leases for office and showroom spaces.

Right-of-use assets have been included within fixed assets, net and lease liabilities have been included in operating lease liability on the Company’s consolidated balance sheet.

Right-of-use assets	March 31, 2020	December 31, 2019
Cost	$167,859	$178,202
Accumulated depreciation	(56,267)	(39,671)
	$111,592	$138,531

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of March 31, 2020 for the next three years are as follows:

Operating lease commitments and lease liability	March 31, 2020
Remainder of 2020	$41,575
2021	49,977
2022	47,904
Total future minimum lease payments	139,456
Discount	(20,176)
Total	119,280
Current portion of operating lease liabilities	(53,932)
Long-term portion of operating lease liabilities	$65,348

Operating lease expense for the three months ended March 31, 2020 was $21,245 (2019 -$10,424) and is recorded in general and administration expense. As of March 31, 2020, the Company’s leases had a weighted average remaining term of 2.39 years.

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

Mezzanine Preferred Equity Transactions

During the three months ended March 31, 2020, the Company did not have any mezzanine equity transactions.

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

Preferred Stock Transactions

During the three months ended March 31, 2020, the Company did not have any preferred share equity transactions

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

Common Stock Transactions

During the three months ended March 31, 2020:

●	The Company issued an aggregate of 191,865 shares of common stock for cash proceeds of $100,031.

●	The Company issued an aggregate of 320,000 shares of common stock with a fair value of $171,200 in exchange for services.

●	The Company issued an aggregate of 1,766,451 shares of common stock to satisfy shares to be issued at December 31, 2019.

●	The Company issued an aggregate of 1,178,518 shares of common stock with a fair value of $566,555 upon the conversion of $141,090 of convertible debentures and accrued interest, as outlined in Note 9, per the table below:

Date issued	Common shares issued (#)	Fair value(1)	Converted balance(2)	Loss on conversion
January 7, 2020	53,764	$53,226	$20,000	$(33,226)
February 4, 2020	135,802	127,654	19,500	(108,154)
February 7, 2020	151,234	142,160	24,000	(118,160)
February 26, 2020	151,515	45,455	19,500	(25,955)
February 26, 2020	140,151	39,242	18,000	(21,242)
March 9, 2020	170,000	27,200	13,090	(14,110)
March 9, 2020	195,547	68,441	12,500	(55,941)
March 11, 2020	180,505	63,177	11,500	(51,677)
Total	1,178,518	$566,555	$138,090	$(428,465)

(1)	Fair values are derived based on the closing price of the Company’s common stock on the date of the conversion notice.

(2)	Converted balance includes portions of principal, accrued interest, financing fees, interest penalties and other fees converted upon the issuance of shares of common stock.

During the year ended December 31, 2019:

●	The Company issued an aggregate of 72,295 shares of common stock with a fair value of $63,437 in exchange for services.

●	The Company issued an aggregate of 32,000 shares of common stock with a fair value of $37,760 as partial settlement for accounts payable.

●	The Company issued an aggregate of 407,536 shares of common stock with a fair value of $506,468 upon the conversion of $180,642 of convertible debentures, accrued interest and accounts payable per the table below:

Date issued	Common shares issued (#)	Fair value(1)	Converted balance(2)	Loss on conversion
January 22, 2019	10,189	$28,527	$15,690	$(12,837)
March 11, 2019	18,606	37,211	12,280	(24,931)
March 15, 2019	27,137	54,238	17,899	(36,339)
June 17, 2019	45,216	58,781	31,651	(27,130)
June 20, 2019	34,450	36,517	19,895	(16,622)
July 17, 2019	37,900	33,352	5,628	(27,724)
August 26, 2019	40,000	27,020	6,620	(20,400)
September 18, 2019	39,500	49,376	8,255	(41,121)
October 11, 2019	35,000	44,450	13,475	(30,975)
November 13, 2019	47,500	77,899	18,810	(59,089)
November 7, 2019	23,149	18,519	10,000	(8,519)
December 19, 2019	48,889	40,578	22,000	(18,578)
Total	407,536	$506,468	$182,203	$(324,265)

(1)	Fair values are derived based on the closing price of the Company’s common stock on the date of the conversion notice.

(2)	Converted balance includes portions of principal, accrued interest, accounts payable, financing fees and interest penalties converted upon the issuance of shares of common stock.

Common stock to be issued

Common stock to be issued as at March 31, 2020 consists of:

●	7,663,695 shares valued at $6,016,001 to be issued pursuant to settlement of various accounts payable balances, debt and preferred shares in exchange for shares of common stock to be issued and warrants.

As at March 31, 2020, 7,663,695 shares of common stock remain to be issued with a value of $6,016,001, all of which were issued subsequent to period end.

Warrants

During the three months ended March 31, 2020, the Company granted 2,829,859 warrants with a contractual live of five years and exercise price of $0.25 per share in exchange for strategic advisory services. Warrants were valued at $465,248 using the Black Scholes Option Pricing Model with the assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

March 31, 2020
Risk-free interest rate	0.88%
Expected life	5.0 years
Expected dividend rate	0%
Expected volatility	266%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding at year December 31, 2019	6,859,954	$0.77
Granted	2,829,859	0.25
Exercised	-	-
Expired	-	-
Outstanding as at March 31, 2020	9,689,813	$0.62

As at March 31, 2020, the weighted average remaining contractual life of warrants outstanding was 3.44 years with an intrinsic value of $Nil.

Note 15 – RELATED PARTY TRANSACTIONS

As at March 31, 2020, the Company owed $282,721 (December 31, 2019 - $263,409) to the President, CEO, and CFO of the Company for management fees and salaries, which has been recorded in trade and other payables. The amounts owed and owing are unsecured, non-interest bearing, and due on demand. During the three months ended March 31, 2020 the Company incurred $50,000 (2019 - $50,000) in salaries to the President, CEO, and CFO of the Company.

As at March 31, 2020, the Company owed $7,260 (CDN$9,450) (December 31, 2019 - $7,260 (CDN$9,450)) to a company controlled by the son of the President, CEO, and CFO of the Company for subcontractor services. The balance owing has been recorded in trade and other payables. The amount owing is unsecured, non-interest bearing, and due on demand.

Note 16 – COMMITMENTS

Product Warranties

The Company’s warranty policy generally covers a period of two years which is also covered by the manufacturer warranty. Thus, any warranty costs incurred by the Company are immaterial.

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

Note 17 – CONTINGENCIES

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at March 31, 2020, included in trade and other payables is $40,089 (December 31, 2019 - $40,227) related to this unpaid invoice, interest and legal fees.

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, and legal fees incurred by Coastal with respect to the lawsuit. This action is still pending. As at March 31, 2020 the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

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

On April 9, 2018, the Company received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleges that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ seeks damages in excess of $200,000 but not more than $1,000,000, which consists of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. This action is still pending but as at March 31, 2020, JSJ has negotiated a reduced amount with a private investor. As at March 31, 2020, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

Note 18 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three-months ended
	March 31, 2020	March 31, 2019

Cash paid during the period for:
Income tax payments	$—	$—
Interest payments	$—	$—

Non-cash investing and financing transactions:
Shares issued for convertible notes payable and accrued interest	$566,555	$119,977
Initial recognition of lease assets	$—	$51,203
Initial recognition of lease liabilities	$—	$47,118

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

On May 14, 2020, the Company entered into a working capital loan arrangement for $30,817 (CDN$43,253) with terms yet to be finalized.

Subsequent to March 31, 2020, the Company issued:

●	1,183,000 shares of common stock for services provided by employees and consultants;

●	612,244 shares of common stock for settlement of share-settled loans payable;

●	3,799,933 shares of common stock for conversion of debt and outstanding interest;

●	7,663,695 shares of common stock to satisfy shares to be issued at December 31, 2019; and

●	136 Series B convertible preferred shares to directors, officers, former directors and related parties of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the condensed, consolidated interim financial statements and the related notes thereto of DSG Global, Inc. contained in this Quarterly Report on Form 10-Q (this “Report”).

As used in this section, unless the context otherwise requires, references to “we,” “our,” “us,” and “our company” refer to DSG Global, Inc. a Nevada corporation, together with our consolidated subsidiaries,

FORWARD LOOKING STATEMENTS

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

Results of Operations

The following table summarizes key items of comparison and their related increase (decrease) for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended		Increase
	31-Mar-20	31-Mar-19	(Decrease)
	($)	($)	(%)
Revenues	$150,212	$501,424	(70.0)%
Cost of revenue	28,566	306,068	(90.7)%
Gross profit	121,646	195,356	(37.7)%

Operating expenses:
Compensation expense	642,536	135,083	375.7%
General and administrative expense	524,747	236,792	121.6%
Bad debt expense	9,348	1,424	556.5%
Depreciation and amortization expense	656	885	(25.9)%
Total operating expenses	1,177,287	374,184	214.6%
Loss from operations	(1,055,641)	(178,828)	490.3%

Other income (expense)
Foreign currency exchange	(120,681)	17,637	(784.2)%
Change in fair value of derivative instruments	(945,594)	(6,635,917)	(85.8%
Loss on extinguishment of debt	(428,465)	(74,109)	478.2%
Finance costs	(407,578)	(301,756)	35.1%
Total other expense	(1,902,318)	(6,994,145)	(72.8)%

Net loss	(2,957,959)	(7,172,973)	(58.8)%

Comparison of the three months ended March 31, 2020 and 2019:

Revenue

	For the Three Months Ended March 31, 2020,
	2020	2019	% Change

Revenue	$150,212	501,424	(70.0)

Revenue decrease by $351,212 or 70.0%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Sales decreased for the three months ended, year over year, as the result of challenges related to COVID-19 and normal customer attrition. This compares to the comparative period in which the Company experienced growth as a result of aggressive marketing and installation of the new Infinity suite of products.

Cost of Revenue

	For the Three Months Ended March 31,
	2020	2019	% Change

Cost of revenue	$28,566	$306,068	(90.7)

Cost of revenue increased by $277,502, or 90.7%, for the three months ended March 31, 2020 as compared to the three months March 31, 2019. The table below outlines the differences in detail:

	For the Three Months Ended
	March 31, 2020	March 31, 2019	Difference	% Difference
Cost of goods	$15,517	$287,694	$(272,177)	(94.6)
Labour	-	8,995	(8,995)	(100.0)
Mapping & freight costs	3,175	12,150	(8,975)	(73.9)
Wireless fees	9,874	-	9,874	-
Inventory adjustments & write offs	-	(2,771)	2,771	(100.0)
	$28,566	$306,068	$(277,502)	(90.7)

Cost of sales decreased for the three months ended, year over year, primarily due to challenges related to COVID-19 and normal customer attrition. This decrease was consistent with the decrease in revenue for the same period.

Compensation Expense

	For the Three months ended March 31,,
	2020	2019	% Change

Compensation expense	$642,536	$135,083	375.7

Compensation expense increased by $507,453, or 375.7%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily as a result of non-cash warrants issued for consulting services during the period.

General and Administration Expense

	For the Three Months Ended March 31,
	2020	2019	% Change

General & administration expense	$524,747	$236,792	121.6

General & administration expense increased by $287,955 or 121.6% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The table below outlines the differences in detail:

	For the Three Months Ended
	March 31, 2020	March 31 2019	Difference	% Difference
Accounting & legal	$87,248	$9,321	$77,927	836.0
Marketing & advertising	173,435	20,906	152,529	729.6
Subcontractor & commissions	97,068	90,876	6,192	6.8
Hardware	169	2,723	(2,554)	(93.8)
Office expense, rent, software, bank & credit card charges, telephone & meals	166,827	112,966	53,861	47.7
	$524,747	$236,792	$287,955	121.6

The overall increase general and admin expenses was primarily due to increases in marketing and advertising, general office expenses and accounting and legal expenses. Marketing and advertising increased as a result of non-cash shares issued for investor relations services. General office expenses increased as a result of greater trade show and operating lease expenses in the current period. Accounting and legal expenses increased as a result of lower expenses in the prior period from delays in preparing and issuing financial statements for the prior period.

Foreign Currency Exchange

	For the Three Months Ended March 31,
	2020	2019	% Change

Foreign currency exchange (gain) loss	$120,681	$(17,637)	(784.2)

For the three months ended March 31, 2020, we recognized a $120,681 foreign exchange loss as compared to a $17,637 foreign exchange gain for the three months ended March 31, 2019. The change was primarily due to unfavorable changes in foreign currency rates on payables, receivables, loans and other foreign balances denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the United States dollar, Canadian dollar, Euro and British pound.

Change in Fair Value of Derivative Instruments

	For the Three Months Ended March 31,
	2020	2019	% Change

Change in fair value of derivative instruments	$945,594	$6,635,917	(85.8)

Derivative loss decreased by $5,690,323 or 85.8%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The Company had a loss on derivatives of $945,594 in the current period due to minor increases in the volatility of the Company’s stock price, partially offset by settlement of derivative instruments in the period. The Company had a loss on derivatives of $6,635,917 in the prior period due to significant increases in the volatility of the Company’s common stock price during the period. In general, the change in fair value was impacted heavily due to the volatility and closing value in the Company’s stock price.

Loss on extinguishment of debt

	For the Three Months Ended March 31,
	2020	2019	% Change

Loss on extinguishment of debt	$428,465	$74,109	478.2

Loss on extinguishment of debt increased by $354,356 or 478.2% to a loss of $428,465, for the three months ended March 31, 2020 as compared to a loss of $74,109 for the three months ended March 31, 2019. The increase was primarily a result of more conversions of convertible debt and accrued interest in the current period.

Finance Costs

	For the Three Months Ended March 31,
	2020	2019	% Change

Finance costs	$407,578	$301,756	35.1

Finance costs decreased by $105,822 or 35.1%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Finance costs increased due to greater debt outstanding during the current period in addition to elevated penalty interest rates on debt in default.

Net Loss

	For the Three Months ended March 31,,
	2019	2018	% Change

Net loss	$(2,957,959)	$(7,172,973)	(58.8)

As a result of the above factors, net loss increased by $ 4,215,014 or 58.8% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Liquidity and Capital Resources

From our incorporation on April 17, 2008 through March 31, 2020, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At March 31, 2020, we had $10,178,309 in total liabilities, the majority of which matures within the next twelve months.

We had cash in the amount of $16,398 as of March 31, 2020, as compared to $25,494 as of December 31, 2019. We had a working capital deficit of $9,822,843 as of March 31, 2020 compared to working capital deficit of $8,376,433 as of December 31, 2019.

Liquidity and Financial Condition

Our financial position as of March 31, 2020 and 2019, and the changes for the periods then ended are as follows:

Working Capital

	At March 31, 2020	At December 31, 2019
Current assets	$290,118	$250,800
Current liabilities	$10,112,961	$8,627,233
Working capital	$(9,822,843)	$(8,376,433)

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	March 31,,
	2020	2019

Net cash used in by operating activities	$(245,599)	$(237,042)
Net cash used in investing activities	-	-
Net cash provided by financing activities	239,965	275,000
Effect of exchange rate changes on cash and cash equivalents	(3,462)	-
Net increase in cash	(9,096)	37,958
Cash at beginning of period	25,494	5,059
Cash at end of period	$16,398	$43,017

Net Cash Used in Operating Activities. During the three months ended March 31, 2020, cash used in operations totaled $245,599. This reflects the net loss of $2,957,959 adjusted for $2,712,360 changes in non-cash working capital items and adjustments for non-cash items. Non-cash and working capital adjustments consisted primarily of non-cash change in fair value of derivative liabilities of $945,594, non-cash shares and warrants issued for services of $636,448, loss on extinguishment of debt of $428,465, increase in trade payables and accruals of $394,350 and non-cash accretion of discounts on debt of $242,447.

Net Cash (Used in) Provided by Investing Activities. The Company had no investing activities in the three months ended March 31, 2020.

Net Cash Provided by Financing Activities. Net cash from financing activities during the three months ended March 31, 2020 totaled $239,965, from various note and loan facilities entered into during the period and issuance of common shares, partially offset by repayments of notes payable. Net cash provided by financing activities during the three months ended March 31, 2020 was $275,000 primarily from various note and loan facilities entered during the period.

Outstanding Indebtedness

Our current indebtedness as of March 31, 2020 is comprised of the following:

●	Unsecured loan payable with an outstanding principal amount of $317,500 (CAD$413,258), bearing interest at 18% per annum;

●	Unsecured loan payable with an outstanding principal amount of $250,000, bearing interest at 10% per annum, with a minimum interest amount of $25,000, mature and in default;

●	Unsecured loan payable with an outstanding principal amount of $150,000, bearing interest at 10% per annum, is due on demand, and convertible into common shares at $1.75 per share;

●	Unsecured, convertible note payable to a former related party with an outstanding principal amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable with an outstanding principal amount of $213,889, bearing interest at 8% per annum. Repayable in cash or common shares at the lower of (i) twelve cents ($0.12) and (ii) the closing sales price of the Common Stock on the date of conversion;

●	Unsecured, convertible note payable with an outstanding principal amount of $81,470, bearing interest at 10% per annum. Matures on July 17, 2018. Principal is repayable in cash or common shares at the lower of (i) six cents ($0.06) (ii) 55% of the lowest trading price during the 20 Trading Days immediately preceding the date of conversion;

●	Unsecured, convertible note payable in the principal amount of $51,500, bears interest at 10% per annum, is due on February 8, 2019, and is convertible into common shares at a conversion price equal to the lower of (i) 32% discount off of the lowest intra-day trading price during previous (10) trading days immediately preceding a conversion date;

●	Unsecured, convertible note payable with an outstanding principal amount of $180,000, bears interest at 10% per annum, is due on February 28, 2019, and is convertible into common shares at a conversion price equal to the lower of (i) 32% discount off of the lowest intra-day trading price during previous (15) trading days immediately preceding a conversion date;

●	Unsecured, convertible note payable with an outstanding principal amount of $39,037, bears interest 10% per annum, is due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lower of (i) lowest trading price during previous (25) trading days prior to the date of note or (ii) lowest trading price during previous (25) trading days prior to the date of conversion;

●	Unsecured, convertible promissory note in the principal amount of $226,000, bears interest at 12% per annum, is due on August 31, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured, convertible note payable in the principal amount of $258,736, bears interest 12% per annum, is due on September 19, 2018, and is convertible into common shares at a conversion price equal to the lower of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date;

●	Unsecured, convertible promissory note with an outstanding principal amount of $137,500, bears interest at 12% per annum, is due on January 22, 2020, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured, convertible bridge loan agreement with an outstanding principal amount of $150,000, bears interest at 4.99% per month, is due on May 7, 2019 and is convertible into restricted common shares of the Company at the lender’s option at the market price per share less a 30% discount to market; Settlement by conversion into common shares would result in settlement for share of common stock of the Company with a fair value of $214,286. Effective September 1, 2019, interest was reduced to 2% per month and effective December 1, 2019, the loan became non-interest bearing;

●	Unsecured, convertible promissory note with an outstanding principal amount of $413,590, bears interest at 12% per annum, is convertible into common shares after 180 days from issuance date at a conversion price equal to the lessor of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment;

●	Secured, convertible promissory note, bears interest at 10% per annum with four tranches of $62,605, totaling $250,420, due on May 7, 2020, June 28, 2020, July 8, 2020 and August 8, 2020 and is convertible into common shares at a conversion price equal to 62% of the lowest trading price of the Company’s common stock during the 10 trading days immediately preceding the conversion of the note. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured, convertible promissory note with an outstanding principal amount of $220,000, bears interest at 10% per annum, is due on July 30, 2020, and is convertible into common shares at a conversion price equal to the lesser of (i) 60% of the lowest trading price during the previous twenty trading days prior to the issuance date, or (ii) the lowest trading price for the Common Stock during the twenty day period ending one trading day prior to conversion of the note;

●	Unsecured, convertible promissory note with an outstanding principal amount of $137,500, bears interest at 10% per annum, is due on June 3, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion;

●	Unsecured, convertible promissory note with an outstanding principal amount of $55,000, bears interest at 10% per annum, is due on September 19, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion;

●	Unsecured, convertible promissory note with an outstanding principal amount of $141,900, bears interest at 10% per annum, is due on September 19, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion;

●	Unsecured loan payable with an outstanding principal amount of CDN$10,000, non-interest bearing and due on demand;

●	Unsecured, convertible promissory note with an outstanding principal amount of $82,500, bears interest at 10% per annum, is due on September 30, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion;

●	Unsecured, convertible promissory note with an outstanding principal amount of $119,600, bears interest at 8% per annum and is due on February 10, 2021. The note is convertible into common shares of the Company, beginning 180 days from the date of the note up to maturity or repayment, at a price equal to 80% of the average of the lowest two trading prices for the common stock during the fifteen trading days before conversion; and

●	Unsecured, convertible promissory note with an outstanding principal amount of $60,950, bears interest at 8% per annum and is due on March 2, 2021. The note is convertible into common shares of the Company, beginning 180 days from the date of the note up to maturity or repayment, at a price equal to 80% of the average of the lowest two trading prices for the common stock during the fifteen trading days before conversion.

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period to be as follows:

Estimated Expenses for the Twelve-Month Period ending March 31, 2021
Management compensation	$500,000
Professional fees	$150,000
General and administrative	$1,900,000
Total	$2,550,000

As noted earlier, during the three months ended March 31, 2020, cash used in operations totaled $245,599. The relatively low level of cash used compared to our estimated working capital needs in the future was the result of an accumulation of vendor payables, customer receivables, and an increasing loan payable balance. We need to reduce the current level of payables in the near future to keep a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $2,550,000 that we require for the next 12 months, we had $16,398 in cash as of March 31, 2020 and a working capital deficit of $9,822,843. Our principal sources of liquidity are cash generated from product sales. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 9, 2018, we received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleged that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ sought damages in excess of $200,000 but not more than $1,000,000, consisting of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. On August 31, 2018 final judgement was entered against DSG Global in the amount of $187,908, which includes $172,846 in damages, $2,450 in legal fees, $1,982 in pre-judgement interest and $10,631 in post-judgment interest. The appeal period expired on September 30, 2018. As at the date of this Annual Report, the plaintiff is seeking to enforce the Texas judgement against DSG Global in British Columbia, Canada. As at March 31, 2020, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.1.6	Certificate of Change of the Registrant	8-K	3.1	03-26-19

3.1.7	Certificate of Correction of the Registrant	8-K	3.2	03-26-19

3.1.8	Certificates of Amendment and Designation dated November 22, 2019	10-K	3.1.8	05-15-20

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1	Subscription Agreement / Debt Settlement, dated September 26, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.1	08-17-15

10.2	Addendum to Subscription Agreement / Debt Settlement, dated October 7, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.2	08-17-15

10.3	Second Addendum to Subscription Agreement / Debt Settlement, dated April 29, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.3	08-17-15

10.4	Third Addendum to Subscription Agreement / Debt Settlement, dated August 11, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.4	08-17-15

10.5	Letter from Westergaard Holdings Ltd., dated September 1, 2015, extending dates of redemption obligations.	8-K	10.1	09-08-15

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith

10.6	Letter from Westergaard Holdings Ltd., dated November 10, 2015, extending dates of redemption obligations	10-Q	10.1	11-13-15

10.7	Letter fromWestergaard Holdings Ltd., dated December 31, 2015, extending dates of redemption obligations	8-K	10.1	03-09-16

10.8	Convertible Note of DSG TAG Systems Inc., dated March 31, 2015, payable to Adore Creative Agency, Inc.	8-K	10.5	08-14-15

10.9	Convertible Note Agreement, dated August 25, 2015, between the Registrant and Jerry Katell, Katell Productions, LLC and Katell Properties, LLC	10-Q	10.2	11-13-15

10.10	Agreement (TAG Touch) dated February 15, 2014 between DSG TAG Systems Inc. and DSG Canadian Manufacturing Corp.	8-K	10.10	05-06-15

10.11	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A.Bosa & Co (Kootenay) Ltd.	10-K	10.11	05-02-16

10.12	Lease agreement (Modified), dated January 21, 2016 and February 1, 2016 between DSG TAG Systems Inc. and Benchmark Group	10-K	10.12	05-02-16

10.13	Loan agreement, dated February 11, 2016 between DSG TAG Systems Inc. and Jeremy Yaseniuk	10-K	10.13	05-02-16

10.14	Loan agreement, dated March 31, 2016 between DSG TAG Systems Inc. and E. Gary Risler	10-K	10.14	05-02-16

10.15	Letter from Westergaard Holdings Ltd., dated April 29, 2016	10-K	10.15	05-20-16

10.16	Security purchase agreement between DSG Global Inc. and Coastal Investment Partners, dated November 7 2016	8-K	10.16	11-15-16

10.17	Letter of Resignation by Board Member Keith Westergaard	10-Q	10.17	12-16-16

10.8	Equity Financing Agreement with GHS dated September 18, 2019	8-k	10.1	10-11-19

10.9	Registration Rights Agreement with GHS dated September 18, 2019	8-k	10.2	10-11-19

10.10	Advisory Services Agreement dated as of March 2, 2020 Graj + Gustavsen, Inc. .	8-k	10.1	03-06-19

21	List of Subsidiary	10-K	21.1	05-02-16

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101*	Interactive Data File

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#*	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 29, 2020	DSG Global Inc.
(Registrant)

	By:	/s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

