Form 10-Q
period 2020-06-30
DSG Global Inc.
filed 2020-08-14
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

As August 14, 2020, the issuer had 31,291,821  shares of common stock issued and outstanding.

DSG GLOBAL, INC.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of DSG Global Inc. as at June 30, 2020, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that can be expected for the year ending December 31, 2020.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2020 AND DECEMBER 31, 2019

(Expressed in U.S. dollars)

(UNAUDITED)

	June 30, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash	$112,628	$25,494
Trade receivables, net	104,955	74,793
Inventories, net of inventory allowance of $144,264 and $151,191, respectively	138,116	140,943
Prepaid expenses and deposits	9,323	9,570
TOTAL CURRENT ASSETS	365,022	250,800

Fixed assets, net	1,009	139,823
Equipment on lease, net	926	1,457
Intangible assets, net	13,447	14,061
TOTAL ASSETS	$380,404	$406,141

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$2,771,929	$2,345,333
Deferred revenue	177,017	65,274
Operating lease liability	-	62,935
Loans payable	577,522	789,469
Derivative liability	5,226,343	2,856,569
Convertible notes payable, net of unamortized discount of $254,991 and $550,876, respectively	2,793,048	2,507,653
TOTAL CURRENT LIABILITIES	11,545,859	8,627,233

Operating lease liability	-	74,225
Loans payable	228,690	-
TOTAL LIABILITIES	11,774,549	8,701,458

Going concern (Note 2)
Commitments (Note 16)
Contingencies (Note 17)
Subsequent events (Note 19)

MEZZANINE EQUITY
Redeemable preferred stock, $0.001 par value, 11,000,000 shares authorized (2019 – 11,000,000), to be issued (2019 - to be issued)	33,807	33,807

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 3,010,000 shares authorized (2019 – 3,010,000), 200,512 issued and outstanding (2019 - 200,376)	767,240	200
Common stock, $0.001 par value, 150,000,000 shares authorized, (2019 - 150,000,000); 17,862,008 issued and outstanding (2019 - 1,146,302)	17,864	1,146
Additional paid in capital, common stock	37,473,312	28,097,710
Discounts on common stock	(69,838)	(69,838)
Common stock to be issued	171,429	7,402,254
Other accumulated comprehensive income	1,469,836	1,372,345
Accumulated deficit	(51,257,795)	(45,132,941)
TOTAL STOCKHOLDERS’ DEFICIT	(11,427,952)	(8,329,124)

TOTAL LIABILITIES MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$380,404	$406,141

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ending		Six months ending
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenue	$123,955	$284,646	$274,167	$786,070
Cost of revenue	50,085	32,886	78,651	338,954
Gross profit	73,870	251,760	195,516	447,116

Operating expenses
Compensation expense	1,023,836	144,673	1,666,372	279,756
General and administration expense	191,962	212,974	716,709	449,766
Bad debt expense (recovery)	5,872	(3,290)	15,220	(1,866)
Depreciation and amortization expense	646	1,864	1,302	2,749
Total operating expense	1,222,316	356,221	2,399,603	730,405
Loss from operations	(1,148,446)	(104,461)	(2,204,087)	(283,289)

Other income (expense)
Foreign currency exchange	54,534	13,526	(66,147)	31,163
Change in fair value of derivative instruments	(1,226,715)	7,356,541	(2,172,309)	720,624
Loss on extinguishment of debt	(389,428)	(54,145)	(817,893)	(128,254)
Finance costs	(456,840)	(318,274)	(864,418)	(620,030)
Total other income (expense)	(2,018,449)	6,997,648	(3,920,767)	3,503

Net income (loss)	$(3,166,895)	$6,893,187	$(6,124,854)	$(279,786)

Net income (loss) per share

Basic and diluted:
Basic	$(0.22)	$9.80	$(0.69)	$(0.41)
Diluted	$(0.22)	$9.80	$(0.69)	$(0.41)

Weighted average number of shares used in computing basic and diluted net income (loss) per share:
Basic	14,331,313	703,437	8,923,451	677,426
Diluted	14,331,313	703,437	8,923,451	677,426

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ending		Six months ending
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net income (loss)	$(3,166,895)	$6,893,187	$(6,124,854)	$(279,786)
Other comprehensive income (loss)

Foreign currency translation adjustments	(92,100)	(6,476)	97,491	(76,111)

Comprehensive income (loss)	$(3,258,995)	$6,886,711	$(6,027,363)	$(355,897)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. dollars)

(UNAUDITED)

	Common Stock					Preferred Stock
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Amount	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2018	634,471	$634	$22,415,121	$(69,838)	$-	$4,872,732	$1,465,389	$(42,054,821)	$(13,370,783)

Shares issued on conversion of debt	55,932	56	119,921	-	-	-	-	-	119,977
Net loss for the period	-	-	-	-	-	-	(69,635)	(7,172,973)	(7,242,608)
Balance, March 31, 2019	690,403	690	22,535,042	(69,838)	-	4,872,732	1,395,754	(49,227,794)	(20,493,414)
Shares issued for services	17,500	18	19,582	-	-	-	-	-	19,600
Shares issued on conversion of debt	79,666	80	95,218	-	-	-	-	-	95,298
Net income for the period	-	-	-	-	-	-	(6,476)	6,893,187	6,886,711
Balance, June 30, 2019	787,569	$788	$22,649,842	$(69,838)	$-	$4,872,732	$1,389,278	$(42,334,607)	$(13,491,805)

Balance, December 31, 2019	1,146,302	$1,146	$28,097,710	$(69,838)	$7,402,254	$200	$1,372,345	$(45,132,941)	$(8,329,124)
Shares to be issued for cash	191,865	192	99,839	-	-	-	-	-	100,031
Shares and warrants issued for services	320,000	320	636,128	-	-	-	-	-	636,448
Shares issued on conversion of debt	1,178,518	1,180	565,375	-	-	-	-	-	566,555
Issuance of shares to be issued	1,766,451	1,766	1,384,487	-	(1,386,253)	-	-	-	-
Net loss for the period	-	-	-	-	-	-	189,591	(2,957,959)	(2,768,368)
Balance, March 31, 2020	4,603,136	4,604	30,783,539	(69,838)	6,016,001	200	1,561,936	(48,090,900)	(9,794,458)
Shares issued for services	1,183,000	1,183	108,768	-	-	-	-	-	109,951
Shares issued on conversion of debt	3,799,933	3,801	530,423	-	-	-	-	-	534,224
Shares issued and to be issued for share-settled debt	612,244	612	42,245	-	171,429	-	-	-	214,286
Preferred shares issued for services	-	-	-	-	-	767,040	-	-	767,040
Issuance of shares to be issued	7,663,695	7,664	6,008,337	-	(6,016,001)	-	-	-	-
Net loss for the period	-	-	-	-	-	-	(92,100)	(3,166,895)	(3,258,995)
Balance, June 30, 2020	17,862,008	$17,864	$37,473,312	$(69,838)	$171,429	$767,240	$1,469,836	$(51,257,795)	$(11,427,952)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Expressed in U.S. Dollars)

(UNAUDITED)

	June 30, 2020	June 30, 2019

Net loss	$(6,124,854)	$(279,786)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,302	2,749
Change in inventory allowance	-	(2,814)
Non-cash financing costs	-	-
Accretion of discounts on debt	537,385	328,055
Change in fair value of derivative liabilities	2,172,309	(720,624)
Bad debt expense	15,220	(1,866)
Shares and warrants issued for services	1,513,439	19,600
Loss on extinguishment of debt	817,893	128,254
Unrealized foreign exchange gain (loss)	37,956	(81,146)

Changes in non-cash working capital:
Trade receivables, net	(48,804)	(81,051)
Inventories	(3,631)	(12,103)
Prepaid expense and deposits	(191)	(35,880)
Trade payables and accruals	536,454	554,903
Deferred revenue	114,716	(68,374)
Operating lease liabilities	(8,555)	1,844
Net cash used in operating activities	(439,361)	(248,239)

Cash flows from financing activities
Proceeds from issuing shares	100,031	-
Payments on notes payable	(7,531)	-
Proceeds from notes payable	434,202	275,000
Net cash provided by financing activities	526,702	275,000

Effect of exchange rate changes on cash	(207)	-
Net increase (decrease) in cash	87,134	26,761
Cash at beginning of period	25,494	5,059

Cash at the end of the period	$112,628	$31,820

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

On April 13, 2015, the Company entered into a share exchange agreement with DSG Tag Systems Inc. (“DSG”), now wholly-owned subsidiary of the Company, incorporated under the laws of the State of Nevada on April 17, 2008 and extra provincially registered in British Columbia, Canada in 2008. In March 2011, DSG formed DSG Tag Systems International, Ltd. in the United Kingdom (“DSG UK”). DSG UK is a wholly owned subsidiary of DSG.

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

Note 2 – GOING CONCERN

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2020, the Company has a working capital deficit of $11,180,837 and has an accumulated deficit of $51,257,795 since inception. Furthermore, the Company incurred a net loss of $6,124,854 and used $439,361 of cash flows for operating activities during the six months ended June 30, 2020. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2019. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Principles of Consolidation

The interim condensed consolidated financial statements include the accounts of DSG Global Inc. and its wholly-owned subsidiaries DSG, Vantage Tag Systems, Inc. and DSG UK (collectively referred to as the “Company”). All intercompany accounts, transactions and profits were eliminated in the interim condensed consolidated financial statements..

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

Note 4 – TRADE RECEIVABLES, NET

As of June 30, 2020 and December 31, 2019, trade receivables consist of the following:

	June 30, 2020	December 31, 2019
Accounts receivables	$118,301	$82,927
Allowance for doubtful accounts	(13,346)	(8,134)
Total trade receivables, net	$104,955	$74,793

Note 5 – FIXED ASSETS AND EQUIPMENT ON LEASE

As of June 30, 2020 and December 31, 2019, fixed assets consisted of the following:

	June 30, 2020	December 31, 2019
Computer equipment	$25,787	$27,025
Right-of-use lease asset	-	178,202
Accumulated depreciation	(24,778)	(65,404)
	$1,009	$139,823

As of June 30, 2020 and December 31, 2019, equipment on lease consisted of the following:

	June 30, 2020	December 31, 2019
Tags	$121,004	$126,817
Text	26,747	28,029
Touch	22,154	23,218
Accumulated depreciation	(168,979)	(176,607)
	$926	$1,457

For the three and six months ended June 30, 2020, total depreciation expense for fixed assets was $339 and $688, respectively (2019 - $1,557 and $2,135, respectively) and is included in general and administration expense. For the three and six months ended June 30, 2020, total depreciation for right-of-use assets was $6,024 and $23,345, respectively (2019 - $9,036 and $18,072, respectively) and is included in general and administration expense as operating lease expense.

Note 6 – INTANGIBLE ASSETS

As of June 30, 2020 and December 31, 2019, intangible assets consist of the following:

	June 30, 2020	December 31, 2019
Intangible asset – Patent	$22,353	$22,353
Accumulated depreciation	(8,906)	(8,292)
	$13,447	$14,061

The estimated useful life of the patent is 20 years. Patents are amortized on a straight-line basis. For the three and six months ended June 30, 2020, total amortization expense was $307 and $614, respectively (2019 - $307 and $614, respectively).

Note 7 – TRADE AND OTHER PAYABLES

As of June 30, 2020 and December 31, 2019, trade and other payables consist of the following:

	June 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$1,435,479	$1,334,685
Accrued interest	1,274,471	992,755
Other liabilities	61,979	17,893
Total payables	$2,771,929	$2,345,333

Note 8 – LOANS PAYABLE

As of June 30, 2020 and December 31, 2019, loans payable consisted of the following:

	June 30, 2020	December 31, 2019
Unsecured loan payable, due on demand, interest at 18% per annum	$317,500	$317,500
Unsecured loan payable, due on demand, interest 10% per annum, with a minimum interest amount of $25,000	250,000	250,000
Unsecured share-settled debt, due on May 7, 2019, non-interest bearing(a)	-	214,286
Unsecured loan payable in the amount of CDN$10,000, due on demand, non-interest bearing	-	7,683
Unsecured loan payable in the amount of CDN$40,000, due on or before December 31, 2025(b)	29,324
Unsecured loan payable in the amount of CDN$40,000, due on or before December 31, 2025 (c)	29,323
Unsecured loan payable, due on May 21, 2022, interest at 1% per annum(d)	30,065	-
Secured loan payable, due on June 5, 2050, interest at 3.75% per annum(e)	150,000	-
	806,212	789,469
Current portion	(577,522)	(789,469)
Loans payable	$228,690	$-

(a)	On March 8, 2019, the Company entered into a convertible bridge loan agreement (the “Share-Settled Loan”). The Share-Settled Loan initially bore interest at 4.99% per month, was due in 60 days on May 7, 2019 and is convertible into restricted common shares of the Company at the lender’s option at the market price per share less a 30% discount to market. The Company has accounted the Share-Settled Loan as share-settled debt. It is initially recognized at its fair value and accreted to its share-settled redemption value of $214,286 over the term of the debt. The Share-Settled Loan was not repaid on May 7, 2019 and is in default. Effective September 1, 2019, interest was reduced to 2% per month and effective December 1, 2019, the loan became non-interest bearing. On April 23, 2020, the Company received notice to settle the debt for 3,061,224 shares of common stock at $0.049 per share, a 30% discount to market. As at June 30, 2022, 612,244 shares have been issued and 2,448,980 remain to be issued.

(b)	On April 17, 2020, the Company received a loan in the principal amount of CDN$40,000 under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid paid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(c)	On April 21, 2020, the Company received a loan in the principal amount of CDN$40,000 under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid paid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(d)	On May 21, 2020, the Company received a loan in the principal amount of $30,065 under the Paycheck Protection Program. The loan bears interest at 1% per annum and is due on May 21, 2022 with payments deferred for the first six months of the term.

(e)	On June 5, 2020, the Company received a loan in the principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan.

Note 9 – CONVERTIBLE NOTES

As of June 30, 2020 and December 31, 2019, convertible loans payable consisted of the following:

Convertible Notes Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a former director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at June 30, 2020, the carrying value of the convertible promissory note was $310,000 (December 31, 2019 - $310,000).

(b)	On August 25, 2015, the Company issued a convertible promissory note in the principal amount of $250,000. The convertible promissory note is unsecured, bears interest at 10% per annum, is due on demand, and is convertible at $7,000 per share. As at June 30, 2020, the carrying value of the convertible promissory note was $250,000 (December 31, 2019 - $250,000).

(c)	On November 7, 2016, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company was provided with proceeds of $125,000 on November 10, 2016 in exchange for the issuance of a secured convertible promissory note in the principal amount of $138,889, which was inclusive of an 8% original issue discount and bears interest at 8% per annum to the holder. The convertible promissory note matures nine months from the date of issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $480 or the closing price of the Company’s common stock on the conversion date. In addition, under the same terms, the Company also issued a secured convertible note of $50,000 in consideration for proceeds of $10,000 and another secured convertible note of $75,000 in consideration for proceeds of $10,000. Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes for consideration of $1 each at any time prior to the maturity date in the event that the convertible promissory note is exchanged or converted into a revolving credit facility with the lender, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility.

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

During the six months ended June 30, 2020, the Company issued 53,764 common shares with a fair value of $53,226 for the conversion of $20,000 of principal resulting in a loss on settlement of debt of $33,226.

As at June 30, 2020, the carrying value of the note was $193,889 (December 31, 2019 - $213,889) and the fair value of the derivative liability was $635,721 (December 31, 2019 - $360,718).

(d)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. As at June 30, 2020, the carrying value of the note was $9,487 (December 31, 2019 - $9,487), relating to an outstanding penalty.

(e)	On July 17, 2017, the Company issued a convertible promissory note in the principal amount of $135,000. The note is unsecured, bears interest at 10% per annum, is due on July 17, 2018, and is convertible into common shares at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price during the previous twenty trading day period ending on the latest complete trading day prior to the date of this note and (ii) $244. Interest will be accrued and payable at the time of promissory note repayment. Financing fees on the note were $16,500. Derivative liability applied as discount on the note was $118,500 and is accreted over the life of the note.

As at June 30, 2020, the carrying value of the note was $81,470 (December 31, 2019 - $81,470) and the fair value of the derivative liability was $326,243 (December 31, 2019 - $111,990).

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

As at June 30, 2020, the carrying value of the note was $5,000 (December 31, 2019 - $5,000) and the fair value of the derivative liability was $3,292 (December 31, 2019 - $2,601).

(g)	On May 8, 2018, the Company issued a convertible note in the principal amount of $51,500. The note is unsecured, bears interest at 10% per annum, and is due on February 8, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

During the six months ended June 30, 2020, the Company issued 736,000 common shares with a fair value of $117,940 for the conversion of $34,316 principal and accrued interest resulting in a loss on settlement of debt of $83,624.

As at June 30, 2020, the carrying value of the note was $38,236 (December 31, 2019 - $51,500) and the fair value of the derivative liability was $43,759 (December 31, 2019 - $48,918). During the six months ended June 30, 2020, the Company accreted $Nil (2019 - $7,277) of the debt discount to finance costs.

(h)	On May 28, 2018 the Company issued a convertible note in the principal amount of $180,000. The note is unsecured, bears interest at 10% per annum, and was due on February 28, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

As at June 30, 2020, the carrying value of the note was $180,000 (December 31, 2018 - $180,000) and the fair value of the derivative liability was $290,524 (December 31, 2019 - $169,234). During the six months ended June 30, 2020, the Company accreted $Nil (2019 - $38,478) of the debt discount to finance costs.

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

During the six months ended June 30, 2020, the Company issued 258,000 common shares with a fair value of $30,960 for the conversion of $7,166 of principal and accrued interest resulting in a loss on settlement of debt of $23,794.

As at June 30, 2020, the carrying value of the note was $33,582 (December 31, 2019 - $39,037) and the fair value of the derivative liability was $82,875 (December 31, 2019 - $21,869).

(j)	On April 26, 2019, the Company entered into a note purchase and assignment agreement with two unrelated parties pursuant to a certain secured inventory convertible note issued on March 19, 2018 in the principal amount of $900,000. Pursuant to this agreement, the seller desired to sell the balance owing under the Second and Third tranche of the original note in four separate closings on April 26, May 22, June 24, and July 24, 2019, totaling $84,396, $85,838, $120,490 and $122,866, respectively (consisting of $375,804 principal and $37,786 of accrued interest). As at June 30, 2020, $413,590 in principal and accrued interest had been assigned to the purchaser.

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

As at June 30, 2020, the carrying value of the note was $413,590 (December 31, 2019 - $413,590). The fair value of the derivative liability was $665,496 (December 31, 2019 - $181,870).

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

As at June 30, 2020, the carrying value of the note was $239,956 (December 31, 2019 - $124,695) and the fair value of the derivative liability was $366,333 (December 31, 2019 - $323,514). During the six months ended June 30, 2020, the Company accreted $115,261 (2019 - $9,605) of the debt discount to finance costs.

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

During the six months ended June 30, 2020, the Company issued 2,450,970 common shares with a fair value of $677,157 for the conversion of $163,000 of principal resulting in a loss on settlement of debt of $509,157.

As at June 30, 2020, the carrying value of the note was $38,917 (December 31, 2019 - $92,219) and the fair value of the derivative liability was $195,521 (December 31, 2019 - $284,734). During the six months ended June 30, 2020, the Company accreted $109,699 (2019 - $Nil) of the debt discount to finance costs.

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

During the six months ended June 30, 2020, the Company issued 611,111 common shares with a fair value of $116,111 for the conversion of $27,000 of principal and accrued interest resulting in a loss on settlement of debt of $89,111.

As at June 30, 2020, the carrying value of the note was $117,500 (December 31, 2019 - $43,322) and the fair value of the derivative liability was $327,527 (December 31, 2019 - $173,596). During the six months ended June 30, 2020, the Company accreted $94,178 (2019 - $Nil), of the debt discount to finance costs.

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

During the six months ended June 30, 2020, the Company issued 570,000 common shares with a fair value of $48,650 for the conversion of $18,371 of principal resulting in a loss on settlement of debt of $30,279.

As at June 30, 2020, the carrying value of the note was $24,423 (December 31, 2019 - $15,370) and the fair value of the derivative liability was $109,338 (December 31, 2019 - $70,052). During the six months ended June 30, 2020, the Company accreted $27,425 (2019 - $Nil), of the debt discount to finance costs.

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

During the six months ended June 30, 2020, the Company issued 298,606 common shares with a fair value of $56,735 for the conversion of $12,653 of principal and accrued interest resulting in a loss on settlement of debt of $44,082.

As at June 30, 2020, the carrying value of the note was $98,899 (December 31, 2019 - $40,043) and the fair value of the derivative liability was $377,929 (December 31, 2019 - $190,246). During the six months ended June 30, 2020, the Company accreted $70,756 (2019 - $Nil), of the debt discount to finance costs.

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

As at June 30, 2020, the carrying value of the note was $61,931 (December 31, 2019 - $20,795) and the fair value of the derivative liability was $239,109 (December 31, 2019 - $105,790). During the six months ended June 30, 2020, the Company accreted $41,137 (2019 - $Nil), of the debt discount to finance costs.

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

As at June 30, 2020, the carrying value of the note was $226,000 (December 31, 2019 - $226,000) and the fair value of the derivative liability was $383,346 (December 31, 2019 - $289,462).

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

As at June 30, 2020, the carrying value of the note was $258,736 (December 31, 2019 - $258,736) and the fair value of the derivative liability was $463,421 (December 31, 2019 - $351,774).

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

As at June 30, 2020, the carrying value of the note was $137,500 (December 31, 2019 - $137,500) and the fair value of the derivative liability was $226,113 (December 31, 2019 - $170,201).

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

As at June 30, 2020, the carrying value of the note was $46,202 (December 31, 2019 - $Nil) and the fair value of the derivative liability was $241,820 (December 31, 2019 - $Nil). During the six months ended June 30, 2020, the Company accreted $46,202 (2019 - $Nil), of the debt discount to finance costs.

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

As at June 30, 2020, the carrying value of the note was $20,039 (December 31, 2019 - $Nil) and the fair value of the derivative liability was $119,108 (December 31, 2019 - $Nil). During the six months ended June 30, 2020, the Company accreted $20,038 (2019 - $Nil), of the debt discount to finance costs.

(v)	On April 15, 2020, the Company issued a convertible promissory note in the principal amount of $60,950. The note is unsecured, bears interest at 10% per annum, is due on April 15, 2021, and is convertible into common shares of the Company, beginning 180 days from the date of the note up to maturity or repayment, at a price equal to 80% of the average of the lowest two trading prices for the common stock during the fifteen trading days before conversion. Deferred financing fees and original issuance discount on the note were $10,950. The derivative liability applied as a discount on the note was $50,000 and is accreted over the life of the note.

As at June 30, 2020, the carrying value of the note was $12,691 (December 31, 2019 - $Nil) and the fair value of the derivative liability was $128,868 (December 31, 2019 - $Nil). During the six months ended June 30, 2020, the Company accreted $12,691 (2019 - $Nil), of the debt discount to finance costs.

Note 10 – DERIVATIVE LIABILITIES

The following range of inputs and assumptions were used to value the derivative liabilities outstanding during the six months ended June 30, 2020 and year ended December 31, 2019, assuming no dividend yield:

	June 30, 2020	December 31, 2019
Expected volatility	243 - 298%	176 - 374%
Risk free interest rate	0.1 - 0.2%	1.6 - 2.6%
Expected life (years)	0.25 - 0.92	0.25 - 2.0

A summary of the activity of the derivative liabilities is shown below:

Balance, December 31, 2018	$2,188,354
New issuances	939,919
Change in fair value	(271,704)
Balance, December 31, 2019	2,856,569
New issuances	197,465
Change in fair value	2,172,309
Balance, June 30, 2020	$5,226,343

Note 11 - LEASES

The Company leases certain assets under lease agreements. On April 1, 2020, the Company terminated its showroom space lease, resulting in a gain of $11,294 which is included in general and administrative expense. On May 31, 2020, the Company’s office leases expired.

Right-of-use assets have been included within fixed assets, net and lease liabilities have been included in operating lease liability on the Company’s consolidated balance sheet.

Right-of-use assets	June 30, 2020	December 31, 2019
Cost	$-	$178,202
Accumulated depreciation	-	(39,671)
	$-	$138,531

As of June 30, 2020, the Company has no future minimum lease payments

Operating lease expense for the three and six months ended June 30, 2020 was $6,115 and $27,360, respectively (2019 - $8,317 and $18,741, respectively) and is recorded in general and administration expense.

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

Mezzanine Preferred Equity Transactions

During the six months ended June 30, 2020, the Company did not have any mezzanine equity transactions.

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

Preferred Stock Transactions

During the six months ended June 30, 2020:

●	On May 21, 2020, the Company issued an aggregate of 136 shares of Series B convertible preferred shares to various parties for past services to the Company, which included 122 issued to related parties and 2 issued to a former director of the Company. These preferred shares were valued at $767,040, based on the fair value of the underlying common stock, discounted for the six month hold period before the preferred shares can be converted. The issuance is recorded under compensation expense.

During the year ended December 31, 2019:

●	The Company settled various accounts payable balances, debt and preferred shares in exchange for shares of common stock to be issued and warrants. Included in these settlements were 132 shares of Series B Preferred Stock with a carrying value of $4,872,732.

●	On October 29, 2019, the Company issued an aggregate of 200,376 shares of Series A preferred shares at value of $200 to three directors of the Company.

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

Common Stock Transactions

During the six months ended June 30, 2020:

●	The Company issued an aggregate of 191,865 shares of common stock for cash proceeds of $100,031.

●	The Company issued an aggregate of 1,503,000 shares of common stock with a fair value of $281,151 in exchange for services.

●	The Company issued an aggregate of 9,430,146 shares of common stock to satisfy shares to be issued.

●	The Company issued 612,244 shares of common stock with a value of $42,857 for share-settled debt.

●	The Company issued an aggregate of 4,978,451 shares of common stock with a fair value of $1,100,779 upon the conversion of $282,506 of convertible debentures and accrued interest, as outlined in Note 9, per the table below:

Date issued	Common shares issued (#)	Fair value(1)	Converted balance(2)	Loss on conversion
January 7, 2020	53,764	$53,226	$20,000	$(33,226)
February 4, 2020	135,802	127,654	19,500	(108,154)
February 7, 2020	151,234	142,160	24,000	(118,160)
February 26, 2020	151,515	45,455	19,500	(25,955)
February 26, 2020	140,151	39,242	18,000	(21,242)
March 9, 2020	170,000	27,200	13,090	(14,110)
March 9, 2020	195,547	68,441	12,500	(55,941)
March 11, 2020	180,505	63,177	11,500	(51,677)
April 1, 2020	140,000	9,800	3,889	(5,911)
April 1, 2020	220,000	15,400	6,166	(9,234)
April 2, 2020	218,678	16,379	6,500	(9,879)
April 21, 2020	264,026	24,649	7,500	(17,149)
May 15, 2020	258,000	30,960	7,166	(23,794)
May 19, 2020	426,000	80,940	17,338	(63,602)
May 19, 2020	675,675	100,000	29,500	(70,500)
May 19, 2020	350,000	33,250	12,205	(21,045)
May 19, 2020	337,837	50,000	14,500	(35,500)
May 21, 2020	298,606	56,735	12,653	(44,082)
May 21, 2020	611,111	116,111	27,000	(89,111)
Total	4,978,451	$1,100,779	$282,507	$(818,272)

(1)	Fair values are derived based on the closing price of the Company’s common stock on the date of the conversion notice.

(2)	Converted balance includes portions of principal, accrued interest, financing fees, interest penalties and other fees converted upon the issuance of shares of common stock.

During the year ended December 31, 2019:

●	The Company issued an aggregate of 72,295 shares of common stock with a fair value of $63,437 in exchange for services.

●	The Company issued an aggregate of 32,000 shares of common stock with a fair value of $37,760 as partial settlement for accounts payable.

●	The Company issued an aggregate of 407,536 shares of common stock with a fair value of $506,468 upon the conversion of $180,642 of convertible debentures, accrued interest and accounts payable per the table below:

Date issued	Common shares issued (#)	Fair value(1)	Converted balance(2)	Loss on conversion
January 22, 2019	10,189	$28,527	$15,690	$(12,837)
March 11, 2019	18,606	37,211	12,280	(24,931)
March 15, 2019	27,137	54,238	17,899	(36,339)
June 17, 2019	45,216	58,781	31,651	(27,130)
June 20, 2019	34,450	36,517	19,895	(16,622)
July 17, 2019	37,900	33,352	5,628	(27,724)
August 26, 2019	40,000	27,020	6,620	(20,400)
September 18, 2019	39,500	49,376	8,255	(41,121)
October 11, 2019	35,000	44,450	13,475	(30,975)
November 13, 2019	47,500	77,899	18,810	(59,089)
November 7, 2019	23,149	18,519	10,000	(8,519)
December 19, 2019	48,889	40,578	22,000	(18,578)
Total	407,536	$506,468	$182,203	$(324,265)

(1)	Fair values are derived based on the closing price of the Company’s common stock on the date of the conversion notice.

(2)	Converted balance includes portions of principal, accrued interest, accounts payable, financing fees and interest penalties converted upon the issuance of shares of common stock.

Common stock to be issued

Common stock to be issued as at June 30, 2020 consists of:

●	2,448,980 shares valued at $171,429 to be issued pursuant to settlement of share-settled debt.

Warrants

During the six months ended June 30, 2020, the Company granted 2,829,859 warrants with a contractual live of five years and exercise price of $0.25 per share in exchange for strategic advisory services. Warrants were valued at $465,248 using the Black Scholes Option Pricing Model with the assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

June 30, 2020
Risk-free interest rate	0.88%
Expected life	5.0 years
Expected dividend rate	0%
Expected volatility	266%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding at year December 31, 2019	6,859,954	$0.77
Granted	2,829,859	0.25
Exercised	-	-
Expired	-	-
Outstanding as at June 30, 2020	9,689,813	$0.62

As at June 30, 2020, the weighted average remaining contractual life of warrants outstanding was 3.19 years with an intrinsic value of $Nil.

Note 15 – RELATED PARTY TRANSACTIONS

As at June 30, 2020, the Company owed $279,009 (December 31, 2019 - $263,409) to the President, CEO, and CFO of the Company for management fees and salaries, which has been recorded in trade and other payables. The amounts owed and owing are unsecured, non-interest bearing, and due on demand. During the six months ended June 30, 2020 the Company incurred $100,000 (2019 - $100,000) in salaries to the President, CEO, and CFO of the Company.

As at June 30, 2020, the Company owed $6,928 (CDN$9,450) (December 31, 2019 - $7,260 (CDN$9,450)) to a company controlled by the son of the President, CEO, and CFO of the Company for subcontractor services. The balance owing has been recorded in trade and other payables. The amount owing is unsecured, non-interest bearing, and due on demand.

On May 21, 2020, the Company issued an aggregate of 136 shares of Series B convertible preferred shares to various parties for past services to the Company, which included 122 issued to related parties and 2 issued to a former director of the Company. These preferred shares were valued at $767,040, based on the fair value of the underlying common stock, discounted for the six month hold period before the preferred shares can be converted. The issuance is recorded under compensation expense.

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

Note 17 – CONTINGENCIES

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at June 30, 2020, included in trade and other payables is $47,023 (December 31, 2019 - $40,227) related to this unpaid invoice, interest and legal fees.

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, and legal fees incurred by Coastal with respect to the lawsuit. This action is still pending. As at June 30, 2020 the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

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

On April 9, 2018, the Company received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleges that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ seeks damages in excess of $200,000 but not more than $1,000,000, which consists of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. This action is still pending but as at June 30, 2020, JSJ has negotiated a reduced amount with a private investor. As at June 30, 2020, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

Note 18 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six-months ended
	June 30, 2020	June 30, 2019

Cash paid during the period for:
Income tax payments	$—		$—
Interest payments	$—		$2,513

Non-cash investing and financing transactions:
Shares issued for convertible notes payable and accrued interest	$1,100,779		$215,275
Shares issued and to be issued for share-settled debt	$214,286	$
Initial recognition of lease assets	$—		$51,203
Initial recognition of lease liabilities	$—		$47,118

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

Subsequent to June 30, 2020, the Company issued:

●	500,000 shares of common stock for services provided by consultants;

●	12,929,813 shares of common stock for conversion of debt and outstanding interest;

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

On April 13, 2015, we entered into a share exchange agreement with DSG Tag Systems Inc. (“DSG”) and the shareholders of DSG who become parties to the agreement. Pursuant to the terms of the share exchange agreement, we agreed to acquire not less than 75% and up to 100% of the issued and outstanding common shares in the capital stock of DSG in exchange for the issuance to the selling shareholders of up to 20,000,000 pre-reverse split shares of our common stock on the basis of 1 common share for 5.4935 common shares of DSG.

On May 6, 2015, we completed the acquisition of approximately 75% (82,435,748 common shares) of the issued and outstanding common shares of DSG as contemplated by the share exchange agreement by issuing 15,185,875 pre-reverse split shares of our common stock to shareholders of DSG who became parties to the agreement. In addition, concurrent with the closing of the share exchange agreement, we issued an additional 179,823 pre-reverse split shares of our common stock to Westergaard Holdings Ltd. in partial settlement of accrued interest on outstanding indebtedness of DSG.

Following the initial closing of the share exchange agreement and through October 22, 2015, we acquired an additional 101,200 shares of common stock of DSG from shareholders who became parties to the share exchange agreement and issued to these shareholders an aggregate of 18,422 pre-reverse split shares of our common stock. Following completion of these additional purchases, DSG Global Inc. owns approximately 100% of the issued and outstanding shares of common stock of DSG. An aggregate of 4,229,384 shares of Series A Convertible Preferred Stock of DSG were exchanged for 51 Series B and 3,000,000 Series E preferred shares during the year ended December 31, 2018 by Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a previous member of our board of directors which have not been issued as of June 30, 2020.

The reverse acquisition was accounted for as a recapitalization effected by a share exchange, wherein DSG is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. We adopted the business and operations of DSG upon the closing of the share exchange agreement.

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

Compensation expense. Our compensation expenses consist primarily of personnel costs, such as employee salaries, payroll expenses, employee benefits and share-based payments to employees. This includes salaries for management, administration, engineering, sales and marketing, and service support technicians. Salaries and wages directly related to projects or research and development are expensed as incurred to their operating expense category.

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

Results of Operations

The following table summarizes key items of comparison and their related increase (decrease) for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Increase (Decrease)	Six months ended		Increase (Decrease)
	30-Jun-20	30-Jun-19	2020 – 2019	30-Jun-20	30-Jun-19	2020 – 2019
	($)	($)	(%)	($)	($)	(%)
Revenues	$123,955	284,646	-56.5%	$274,167	$786,070	-65.1%
Cost of revenue	50,085	32,886	52.3%	78,651	338,954	-76.8%
Gross profit	73,870	251,760	-70.7%	195,516	447,116	-56.3%

Operating expenses:
Compensation expense	1,023,836	144,673	607.7%	1,666,372	279,756	495.7%
General and administrative expense	191,962	212,974	-9.9%	716,709	449,766	59.4%
Bad debt expense	5,872	(3,290)	-278.5%	15,220	(1,866)	-915.6%
Depreciation and amortization expense	646	1,864	-65.3%	1,302	2,749	-52.6%
Total operating expenses	1,222,316	356,221	243.1%	2,399,603	730,405	228.5%
Loss from operations	(1,148,446)	(104,461)	999.4%	(2,204,087)	(283,289)	678.0%

Other income (expense)
Foreign currency exchange	54,534	13,526	303.2%	(66,147)	31,163	-312.3%
Change in fair value of derivative instruments	(1,226,715)	7,356,541	-116.7%	(2,172,309)	720,624	-401.4%
Loss on extinguishment of debt	(389,428)	(54,145)	619.2%	(817,893)	(128,254)	537.7%
Finance costs	(456,840)	(318,274)	43.5%	(864,418)	(620,030)	39.4%
Total other expense	(2,018,449)	6,997,648	-128.8%	(3,920,767)	3,503	112026.0%

Net loss	(3,166,895)	6,893,187	-145.9%	(6,124,854)	(279,786)	2089.1%

Comparison of the three and six months ended June 30, 2020 and 2019:

Revenue

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

Revenue	$123,955	$284,646	(56.5)	$274,167	786,070	(65.1)

Revenue decrease by $160,691 or 56.5%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Revenue decrease by $511,903 or 65.1%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Sales decreased for the three and six months ended, year over year, as the result of challenges related to COVID-19 and normal customer attrition. This compares to the comparative period in which the Company experienced growth as a result of aggressive marketing and installation of the new Infinity suite of products.

Cost of Revenue

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

Cost of revenue	$50,085	$32,886	52.3	$78,651	$338,954	(76.8)

Cost of revenue increased by $17,199, or 52.3%, for the three months ended June 30, 2020 as compared to the three months June 30, 2019. The table below outlines the differences in detail:

	For the Three Months Ended
	June 30, 2020	June 30, 2019	Difference	% Difference
Cost of goods	$18,231	$8,576	$9,655	112.6
Labour	-	(28)	28	(100.0)
Mapping & freight costs	14,200	(38)	14,238	(37,468.4)
Wireless fees	17,654	24,368	(6,714)	(27.6)
Inventory adjustments & write offs	-	8	(8)	(100.0)
	$50,085	$32,886	$17,199	52.3

Cost of sales increased for the three months ended, year over year, primarily due to timing of certain mapping, freight and other cost of goods charges, partially offset by challenges related to COVID-19 and normal customer attrition.

Cost of revenue decreased by $260,303, or 76.8%, for the six months ended June 30, 2020 as compared to the three months June 30, 2019. The table below outlines the differences in detail:

	For the Six Months Ended
	June 30, 2020	June 30, 2019	Difference	% Difference
Cost of goods	$33,748	$296,270	$(262,522)	(88.6)
Labour	-	8,967	(8,967)	(100.0)
Mapping & freight costs	17,375	12,112	5,263	43.5
Wireless fees	27,528	24,368	3,160	13.0
Inventory adjustments & write offs	-	(2,763)	2,763	(100.0)
	$78,651	$338,954	$(260,303)	(76.8)

Cost of sales decreased for the six months ended, year over year, primarily due to challenges related to COVID-19 and normal customer attrition. This decrease was consistent with the decrease in revenue for the same period.

Compensation Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

Compensation expense	$1,023,836	$144,673	607.7	$1,666,372	$279,756	495.7

Compensation expense increased by $879,163, or 607.7%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily as a result of non-cash shares issued for consulting services during the period. Compensation expense increased by $1,386,616, or 495.7%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily as a result of non-cash warrants and shares issued for consulting services during the period.

General and Administration Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

General & administration expense	$191,962	$212,974	(9.9)	$716,709	$449,766	59.4

General & administration expense decreased by $21,012 or 9.9% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The table below outlines the differences in detail:

	For the Three Months Ended

	June 30, 2020	June 30, 2019	Difference	% Difference
Accounting & legal	$44,841	$75,534	$(30,693)	(40.6)
Marketing & advertising	1,584	24,887	(23,303)	(93.6)
Subcontractor & commissions	73,021	36,435	36,586	100.4
Hardware	680	1,091	(411)	(37.7)
Office expense, rent, software, bank & credit card charges, telephone & meals	71,836	75,027	(3,191)	(4.3)
	$191,962	$212,974	$(21,012)	(9.9)

The overall decrease general and admin expenses was primarily due to decreases in accounting and legal expenses and marketing and advertising expenses, partially offset by an increase in subcontractor expenses.

General & administration expense increased by $266,943 or 59.4% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The table below outlines the differences in detail:

	For the Six Months Ended

	June 30, 2020	June 30, 2019	Difference	% Difference
Accounting & legal	$132,089	$84,855	$47,234	55.7
Marketing & advertising	175,019	45,793	129,226	282.2
Subcontractor & commissions	170,089	127,311	42,778	33.6
Hardware	849	3,814	(2,965)	(77.7)
Office expense, rent, software, bank & credit card charges, telephone & meals	238,663	187,993	50,670	27.0
	$716,709	$449,766	$266,943	59.4

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

Foreign Currency Exchange

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

Foreign currency exchange (gain) loss	$(54,534)	$(13,526)	303.2	$66,147	$(31,163)	(312.3)

For the three months ended June 30, 2020, we recognized a $54,534 foreign exchange gain as compared to a $13,526 foreign exchange gain for the three months ended June 30, 2019. For the six months ended June 30, 2020, we recognized a $66,147 foreign exchange loss as compared to a $31,163 foreign exchange gain for the six months ended June 30, 2019. The changes was primarily due to unfavorable changes in foreign currency rates on payables, receivables, loans and other foreign balances denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the United States dollar, Canadian dollar, Euro and British pound.

Change in Fair Value of Derivative Instruments

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

Change in fair value of derivative instruments	$1,226,715	$(7,356,541)	(116.7)	$2,172,309	$(720,624)	(401.4)

Derivative loss increased by $8,583,256 or 116.7%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The Company had a loss on derivatives of $1,226,715 in the current period due to the Company’s stock price movement near period end, partially offset by settlement of derivative instruments and decreases in the volatility of the Company’s stock price. The Company had a gain on derivatives of $7,356,541 in the prior period due to significant decreases in the volatility of the Company’s common stock price during the period.

Derivative loss increased by $2,892,933 or 401.4%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The Company had a loss on derivatives of $2,172,309 in the current period due to the Company’s stock price movement near period end and increases in the volatility of the Company’s stock price, partially offset by settlement of derivative instruments. The Company had a gain on derivatives of $720,624 in the prior period due to significant decreases in the volatility of the Company’s common stock price during the period.

Loss on Extinguishment of Debt

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

Loss on extinguishment of debt	$389,428	$54,145	619.2	$817,893	$128,254	537.7

Loss on extinguishment of debt increased by $335,283 or 619.2% to a loss of $389,428, for the three months ended June 30, 2020 as compared to a loss of $54,145 for the three months ended June 30, 2019. Loss on extinguishment of debt increased by $689,639 or 537.7% to a loss of $817,893, for the six months ended June 30, 2020 as compared to a loss of $128,254 for the six months ended June 30, 2019. These increases were primarily a result of more conversions of convertible debt and accrued interest in the current period.

Finance Costs

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

Finance costs	$456,840	$318,274	43.5	$864,418	$620,030	39.4

Finance costs increased by $138,566 or 43.5%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Finance costs increased by $244,388 or 39.4%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Finance costs increased due to greater debt outstanding during the current period in addition to elevated penalty interest rates on debt in default.

Net Loss

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

Net income (loss)	$(3,166,895)	$6,893,187	(145.9)	$(6,124,854)	$(279,786)	2,089.1

As a result of the above factors, net loss increased by $10,060,082 or 145.9% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and increased by $5,845,068 or 2,089.1% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Liquidity and Capital Resources

From our incorporation on April 17, 2008 through June 30, 2020, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At June 30, 2020, we had $11,774,549 in total liabilities, the majority of which matures within the next twelve months.

We had cash of $112,628 at June 30, 2020, compared to $25,494 at December 31, 2019. We had a working capital deficit of $11,180,837 as of June 30, 2020 compared to working capital deficit of $8,376,433 as of December 31, 2019.

Liquidity and Financial Condition

Our financial position as of June 30, 2020 and December 31, 2019, and the changes for the periods then ended are as follows:

Working Capital

	At June 30, 2020	At December 31, 2019
Current assets	$365,022	$250,800
Current liabilities	$11,545,859	$8,627,233
Working capital	$(11,180,837)	$(8,376,433)

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	June 30,
	2020	2019

Net cash used in by operating activities	$(439,361)	$(248,239)
Net cash used in investing activities	-	-
Net cash provided by financing activities	526,702	275,000
Effect of exchange rate changes on cash and cash equivalents	(207)	-
Net increase in cash	87,134	26,761
Cash at beginning of period	25,494	5,059
Cash at end of period	$112,628	$31,820

Net Cash Used in Operating Activities. During the six months ended June 30, 2020, cash used in operations totaled $439,361. This reflects the net loss of $6,124,854 adjusted for $5,685,493 changes in non-cash working capital items and adjustments for non-cash items. Non-cash and working capital adjustments consisted primarily of non-cash change in fair value of derivative liabilities of $2,172,309, non-cash shares and warrants issued for services of $1,513,439, loss on extinguishment of debt of $817,893, non-cash accretion of discounts on debt of $537,385 and increase in trade payables and accruals of $536,454.

Net Cash (Used in) Provided by Investing Activities. The Company had no investing activities in the six months ended June 30, 2020.

Net Cash Provided by Financing Activities. Net cash from financing activities during the six months ended June 30, 2020 totaled $526,702, from various note and loan facilities entered into during the period and issuance of common shares, partially offset by repayments of notes payable. Net cash provided by financing activities during the six months ended June 30, 2020 was $275,000 primarily from various note and loan facilities entered during the period.

Outstanding Indebtedness

Our current indebtedness as of June 30, 2020 is comprised of the following:

●	Unsecured loan payable with an outstanding principal amount of $317,500 (CAD$413,258), bearing interest at 18% per annum;

●	Unsecured loan payable with an outstanding principal amount of $250,000, bearing interest at 10% per annum, with a minimum interest amount of $25,000, mature and in default;

●	Unsecured loan payable with an outstanding principal amount of $150,000, bearing interest at 10% per annum, is due on demand, and convertible into common shares at $1.75 per share;

●	Unsecured, convertible note payable to a former related party with an outstanding principal amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable with an outstanding principal amount of $193,889, bearing interest at 8% per annum. Repayable in cash or common shares at the lower of (i) twelve cents ($0.12) and (ii) the closing sales price of the Common Stock on the date of conversion;

●	Unsecured, convertible note payable with an outstanding principal amount of $81,470, bearing interest at 10% per annum. Matures on July 17, 2018. Principal is repayable in cash or common shares at the lower of (i) six cents ($0.06) (ii) 55% of the lowest trading price during the 20 Trading Days immediately preceding the date of conversion;

●	Unsecured, convertible note payable in the principal amount of $28,236, bears interest at 10% per annum, is due on February 8, 2019, and is convertible into common shares at a conversion price equal to the lower of (i) 32% discount off of the lowest intra-day trading price during previous (10) trading days immediately preceding a conversion date;

●	Unsecured, convertible note payable with an outstanding principal amount of $180,000, bears interest at 10% per annum, is due on February 28, 2019, and is convertible into common shares at a conversion price equal to the lower of (i) 32% discount off of the lowest intra-day trading price during previous (15) trading days immediately preceding a conversion date;

●	Unsecured, convertible note payable with an outstanding principal amount of $33,582, bears interest 10% per annum, is due on August 2, 2018, and is convertible into common shares at a conversion price equal to the lower of (i) lowest trading price during previous (25) trading days prior to the date of note or (ii) lowest trading price during previous (25) trading days prior to the date of conversion;

●	Unsecured, convertible promissory note in the principal amount of $226,000, bears interest at 12% per annum, is due on August 31, 2019, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured, convertible note payable in the principal amount of $258,736, bears interest 12% per annum, is due on September 19, 2018, and is convertible into common shares at a conversion price equal to the lower of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date;

●	Unsecured, convertible promissory note with an outstanding principal amount of $137,500, bears interest at 12% per annum, is due on January 22, 2020, and is convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured, convertible promissory note with an outstanding principal amount of $413,590, bears interest at 12% per annum, is convertible into common shares after 180 days from issuance date at a conversion price equal to the lessor of (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. Interest will be accrued and payable at the time of promissory note repayment;

●	Secured, convertible promissory note, bears interest at 10% per annum with four tranches of $62,605, totaling $250,420, due on May 7, 2020, June 28, 2020, July 8, 2020 and August 8, 2020 and is convertible into common shares at a conversion price equal to 62% of the lowest trading price of the Company’s common stock during the 10 trading days immediately preceding the conversion of the note. Interest will be accrued and payable at the time of promissory note repayment;

●	Unsecured, convertible promissory note with an outstanding principal amount of $57,000, bears interest at 10% per annum, is due on July 30, 2020, and is convertible into common shares at a conversion price equal to the lesser of (i) 60% of the lowest trading price during the previous twenty trading days prior to the issuance date, or (ii) the lowest trading price for the Common Stock during the twenty day period ending one trading day prior to conversion of the note;

●	Unsecured, convertible promissory note with an outstanding principal amount of $117,500, bears interest at 10% per annum, is due on June 3, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion;

●	Unsecured, convertible promissory note with an outstanding principal amount of $36,629, bears interest at 10% per annum, is due on September 19, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion;

●	Unsecured, convertible promissory note with an outstanding principal amount of $130,000, bears interest at 10% per annum, is due on September 19, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion;

●	Unsecured, convertible promissory note with an outstanding principal amount of $82,500, bears interest at 10% per annum, is due on September 30, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty day period ending on the last complete trading day before conversion;

●	Unsecured, convertible promissory note with an outstanding principal amount of $119,600, bears interest at 8% per annum and is due on February 10, 2021. The note is convertible into common shares of the Company, beginning 180 days from the date of the note up to maturity or repayment, at a price equal to 80% of the average of the lowest two trading prices for the common stock during the fifteen trading days before conversion;

●	Unsecured, convertible promissory note with an outstanding principal amount of $60,950, bears interest at 8% per annum and is due on March 2, 2021. The note is convertible into common shares of the Company, beginning 180 days from the date of the note up to maturity or repayment, at a price equal to 80% of the average of the lowest two trading prices for the common stock during the fifteen trading days before conversion;

●	Unsecured, convertible promissory note with an outstanding principal amount of $60,950, bears interest at 8% per annum and is due on April 15, 2021. The note is convertible into common shares of the Company, beginning 180 days from the date of the note up to maturity or repayment, at a price equal to 80% of the average of the lowest two trading prices for the common stock during the fifteen trading days before conversion;

●	Unsecured loan payable with an outstanding principal amount of CDN$40,000. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid paid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of CDN$40,000. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid paid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $30,065. The loan bears interest at 1% per annum and is due on May 21, 2022 with payments deferred for the first six months of the term; and

●	Secured loan payable with an outstanding principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan.

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period to be as follows:

Estimated Expenses for the Twelve-Month Period ending June 30, 2021
Management compensation	$500,000
Professional fees	$150,000
General and administrative	$1,900,000
Total	$2,550,000

As noted earlier, during the six months ended June 30, 2020, cash used in operations totaled $439,361. The relatively low level of cash used compared to our estimated working capital needs in the future was the result of an accumulation of vendor payables, customer receivables, and an increasing loan payable balance. We need to reduce the current level of payables in the near future to keep a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $2,550,000 that we require for the next 12 months, we had $112,628 in cash as of June 30, 2020 and a working capital deficit of $11,180,837. Our principal sources of liquidity are cash generated from product sales. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 9, 2018, we received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleged that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ sought damages in excess of $200,000 but not more than $1,000,000, consisting of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. On August 31, 2018 final judgement was entered against DSG Global in the amount of $187,908, which includes $172,846 in damages, $2,450 in legal fees, $1,982 in pre-judgement interest and $10,631 in post-judgment interest. The appeal period expired on September 30, 2018. As at the date of this Annual Report, the plaintiff is seeking to enforce the Texas judgement against DSG Global in British Columbia, Canada. As at June 30, 2020, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

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

Date: August 14, 2020	DSG Global Inc.
(Registrant)

	By:	/s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

