Form 10-Q
period 2020-09-30
DSG Global Inc.
filed 2020-11-12
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

As November 12, 2020, the issuer had 82,906,277  shares of common stock issued and outstanding.

DSG GLOBAL, INC.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of DSG Global Inc. as at September 30, 2020, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that can be expected for the year ending December 31, 2020.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(Expressed in U.S. dollars)

(UNAUDITED)

	September 30, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash	$62,337	$25,494
Trade receivables, net	134,687	74,793
Inventories, net of inventory allowance of $144,264 and $151,191, respectively	173,490	140,943
Prepaid expenses and deposits	11,906	9,570
TOTAL CURRENT ASSETS	382,420	250,800

Fixed assets, net	273,600	139,823
Equipment on lease, net	709	1,457
Intangible assets, net	13,140	14,061
TOTAL ASSETS	$669,869	$406,141

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$2,380,100	$2,345,333
Deferred revenue	128,672	65,274
Operating lease liability	117,443	62,935
Loans payable	688,296	789,469
Derivative liability	5,849,664	2,856,569
Convertible notes payable, net of unamortized discount of $Nil and $550,876, respectively	844,798	2,507,653
TOTAL CURRENT LIABILITIES	10,008,973	8,627,233

Operating lease liability	174,316	74,225
Loans payable	230,232	-
TOTAL LIABILITIES	10,413,521	8,701,458

Going concern (Note 2)
Commitments (Note 16)
Contingencies (Note 17)
Subsequent events (Note 19)

MEZZANINE EQUITY
Redeemable preferred stock, $0.001 par value, 11,000,000 shares authorized (2019 – 11,000,000), to be issued (2019 - to be issued)	2,382,015	33,807

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 3,010,000 shares authorized (2019 – 3,010,000), 200,512 issued and outstanding (2019 - 200,376)	767,240	200
Common stock, $0.001 par value, 150,000,000 shares authorized, (2019 - 150,000,000); 72,171,556 issued and outstanding (2019 - 1,146,302)	72,174	1,146
Additional paid in capital, common stock	40,026,328	28,097,710
Discounts on common stock	(69,838)	(69,838)
Common stock to be issued	77,829	7,402,254
Other accumulated comprehensive income	1,417,637	1,372,345
Accumulated deficit	(54,417,037)	(45,132,941)
TOTAL STOCKHOLDERS’ DEFICIT	(12,125,667)	(8,329,124)

TOTAL LIABILITIES MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$669,869	$406,141

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ending		Nine months ending
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenue	$334,161	$453,210	$608,328	$1,239,280
Cost of revenue	168,211	278,964	246,862	617,918
Gross profit	165,950	174,246	361,466	621,362

Operating expenses
Compensation expense	127,932	124,898	1,794,304	404,654
General and administration expense	427,171	277,311	1,143,880	727,076
Bad debt expense (recovery)	1,921	(28,172)	17,141	(30,038)
Depreciation and amortization expense	808	759	2,110	3,509
Total operating expense	557,832	374,796	2,957,435	1,105,201
Loss from operations	(391,882)	(200,550)	(2,595,969)	(483,839)

Other income (expense)
Foreign currency exchange	51,006	9,165	(15,141)	40,328
Other income	99,171	-	99,171	-
Change in fair value of derivative instruments	(623,321)	(4,944,421)	(2,795,630)	(4,223,797)
Loss on extinguishment of debt	(1,954,383)	(80,411)	(2,772,276)	(208,665)
Finance costs	(339,833)	(339,718)	(1,204,251)	(959,748)
Total other income (expense)	(2,767,360)	(5,355,385)	(6,688,127)	(5,351,882)

Net income (loss)	$(3,159,242)	$(5,555,935)	$(9,284,096)	$(5,835,721)

Net income (loss) per share

Basic and diluted:
Basic	$(0.08)	$(6.67)	$(0.47)	$(8.00)
Diluted	$(0.08)	$(6.67)	$(0.47)	$(8.00)

Weighted average number of shares used in computing basic and diluted net income (loss) per share:
Basic	40,655,321	832,501	19,577,948	729,685
Diluted	40,655,321	832,501	19,577,948	729,685

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ending		Nine months ending
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net income (loss)	$(3,159,242)	$(5,555,935)	$(9,284,096)	$(5,835,721)
Other comprehensive income (loss)

Foreign currency translation adjustments	(52,199)	45,098	45,292	(31,013)

Comprehensive income (loss)	$(3,211,441)	$5,510,837	$(9,238,804)	$(5,866,734)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. dollars)

(UNAUDITED)

	Common Stock					Preferred Stock
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Amount	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2018	634,471	$634	$22,415,121	$(69,838)	$-	$4,872,732	$1,465,389	$(42,054,821)	$(13,370,783)

Shares issued on conversion of debt	55,932	56	119,921	-	-	-	-	-	119,977
Net loss for the period	-	-	-	-	-	-	(69,635)	(7,172,973)	(7,242,608)
Balance, March 31, 2019	690,403	690	22,535,042	(69,838)	-	4,872,732	1,395,754	(49,227,794)	(20,493,414)
Shares issued for services	17,500	18	19,582	-	-	-	-	-	19,600
Shares issued on conversion of debt	79,666	80	95,218	-	-	-	-	-	95,298
Net income for the period	-	-	-	-	-	-	(6,476)	6,893,187	6,886,711
Balance, June 30, 2019	787,569	788	22,649,842	(69,838)	-	4,872,732	1,389,278	(42,334,607)	(13,491,805)
Shares issued on conversion of debt	117,400	117	109,630	-	-	-	-	-	109,747
Net income for the period	-	-	-	-	-	-	45,098	(5,555,935)	(5,510,837)
Balance, September 30, 2019	904,969	$905	$22,759,472	$(69,838)	$-	$4,872,732	$1,434,376	$(47,890,542)	$(18,892,895)

Balance, December 31, 2019	1,146,302	$1,146	$28,097,710	$(69,838)	$7,402,254	$200	$1,372,345	$(45,132,941)	$(8,329,124)
Shares to be issued for cash	191,865	192	99,839	-	-	-	-	-	100,031
Shares and warrants issued for services	320,000	320	636,128	-	-	-	-	-	636,448
Shares issued on conversion of debt	1,178,518	1,180	565,375	-	-	-	-	-	566,555
Issuance of shares to be issued	1,766,451	1,766	1,384,487	-	(1,386,253)	-	-	-	-
Net loss for the period	-	-	-	-	-	-	189,591	(2,957,959)	(2,768,368)
Balance, March 31, 2020	4,603,136	4,604	30,783,539	(69,838)	6,016,001	200	1,561,936	(48,090,900)	(9,794,458)
Shares issued for services	1,183,000	1,183	108,768	-	-	-	-	-	109,951
Shares issued on conversion of debt	3,799,933	3,801	525,263	-	-	-	-	-	529,064
Shares issued and to be issued for share-settled debt	612,244	612	42,245	-	171,429	-	-	-	214,286
Preferred shares issued for services	-	-	-	-	-	767,040	-	-	767,040
Issuance of shares to be issued	7,663,695	7,664	6,008,337	-	(6,016,001)	-	-	-	-
Net loss for the period	-	-	-	-	-	-	(92,100)	(3,166,895)	(3,258,995)
Balance, June 30, 2020	17,862,008	17,864	37,468,152	(69,838)	171,429	767,240	1,469,836	(51,257,795)	(11,433,112)
Shares issued for services	500,000	500	37,000	-	-	-	-	-	37,500
Shares issued on conversion of debt	47,959,548	47,960	2,433,426	-	-	-	-	-	2,481,386
Shares issued for share-settled debt	5,850,000	5,850	87,750	-	(93,600)	-	-	-	-
Net loss for the period	-	-	-	-	-	-	(52,199)	(3,159,242)	(3,211,441)
Balance, September 30, 2020	72,171,556	$72,174	$40,026,328	$(69,838)	$77,829	$767,240	$1,417,637	$(54,417,037)	$(12,125,667)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in U.S. Dollars)

(UNAUDITED)

	September 30, 2020	September 30, 2019

Net loss	$(9,284,096)	$(5,835,721)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,110	3,509
Change in inventory allowance	27,478	(1,643)
Non-cash financing costs	-	-
Accretion of discounts on debt	792,378	461,536
Change in fair value of derivative liabilities	2,795,630	4,223,797
Bad debt expense	17,141	(30,038)
Shares and warrants issued for services	1,550,939	19,600
Loss on extinguishment of debt	2,772,276	208,665
Unrealized foreign exchange gain (loss)	27,740	(22,745)

Changes in non-cash working capital:
Trade receivables, net	(79,200)	(80,568)
Inventories	(63,708)	(46,393)
Prepaid expense and deposits	(2,586)	33,377
Trade payables and accruals	697,685	556,140
Deferred revenue	65,103	(143,925)
Operating lease liabilities	12,014	2,383
Net cash used in operating activities	(669,096)	(652,026)

Cash flows from investing activities
Purchase of property, plant and equipment	(2,233)	-
Net cash used in investing activities	(2,233)	-

Cash flows from financing activities
Proceeds from issuing shares	100,031	-
Payments on notes payable	(305,526)	-
Proceeds from notes payable	922,845	766,210
Net cash provided by financing activities	717,350	766,210

Effect of exchange rate changes on cash	(9,178)	-
Net increase (decrease) in cash	36,843	114,184
Cash at beginning of period	25,494	5,059

Cash at the end of the period	$62,337	$119,243

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

On April 13, 2015, the Company entered into a share exchange agreement with DSG Tag Systems Inc. (“DSG”), now a wholly-owned subsidiary of the Company, incorporated under the laws of the State of Nevada on April 17, 2008 and extra provincially registered in British Columbia, Canada in 2008. In March 2011, DSG formed DSG Tag Systems International, Ltd. in the United Kingdom (“DSG UK”). DSG UK is a wholly owned subsidiary of DSG.

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

On September 15, 2020, the Company incorporated Imperium Motor Corp. (“Imperium”), under the laws of the State of Nevada on September 10, 2020, for which it subscribed to all authorized capital stock, 100 shares of Preferred Class A Stock, at a price of $0.001 per share. Imperium is a wholly owned subsidiary of the Company.

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

The recent outbreak of the coronavirus, also known as "COVID-19", has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures may have an adverse impact on global economic conditions as well as on the Company’s business activities. The extent to which the coronavirus may impact the Company’s business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in Canada and other countries to contain and treat the disease. These events are highly uncertain and as such, the Company cannot determine their financial impact at this time. While certain restrictions are presently in the process of being relaxed, it is unclear when the world will return to the previous normal, if ever. This may adversely impact the expected implementation of the Company’s plans moving forward. The Company has seen a decline in its revenues for the nine months ending September 30, 2020 of approximately 41.8%, largely as a result of the challenges related to COVID-19.

As at September 30, 2020, the Company has a working capital deficit of $9,626,553 and has an accumulated deficit of $54,417,037 since inception. Furthermore, the Company incurred a net loss of $9,284,096 and used $669,096 of cash flows for operating activities during the nine months ended September 30, 2020. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2019. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Principles of Consolidation

The interim condensed consolidated financial statements include the accounts of DSG Global Inc. and its wholly owned subsidiaries DSG, Vantage Tag Systems, Inc. DSG UK, and Imperium Motor Corp (collectively referred to as the “Company”). All intercompany accounts, transactions and profits were eliminated in the interim condensed consolidated financial statements.

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

Note 4 – TRADE RECEIVABLES, NET

As of September 30, 2020 and December 31, 2019, trade receivables consist of the following:

	September 30, 2020	December 31, 2019
Accounts receivables	$150,124	$82,927
Allowance for doubtful accounts	(15,437)	(8,134)
Total trade receivables, net	$134,687	$74,793

Note 5 – FIXED ASSETS AND EQUIPMENT ON LEASE

As of September 30, 2020 and December 31, 2019, fixed assets consisted of the following:

	September 30, 2020	December 31, 2019
Computer equipment	$26,319	$27,025
Furniture and equipment	2,233	-
Right-of-use lease asset	297,939	178,202
Accumulated depreciation	(52,891)	(65,404)
	$273,600	$139,823

As of September 30, 2020 and December 31, 2019, equipment on lease consisted of the following:

	September 30, 2020	December 31, 2019
Tags	$123,502	$126,817
Text	27,296	28,029
Touch	22,612	23,218
Accumulated depreciation	(172,701)	(176,607)
	$709	$1,457

For the three and nine months ended September 30, 2020, total depreciation expense for fixed assets was $501 and $1,189, respectively (2019 - $452 and $2,588, respectively) and is included in general and administration expense. For the three and nine months ended September 30, 2020, total depreciation for right-of-use assets was $19,052 and $42,397, respectively (2019 - $9,036 and $27,107, respectively) and is included in general and administration expense as operating lease expense.

Note 6 – INTANGIBLE ASSETS

As of September 30, 2020 and December 31, 2019, intangible assets consist of the following:

	September 30, 2020	December 31, 2019
Intangible asset – Patent	$22,353	$22,353
Accumulated depreciation	(9,213)	(8,292)
	$13,140	$14,061

The estimated useful life of the patent is 20 years. Patents are amortized on a straight-line basis. For the three and nine months ended September 30, 2020, total amortization expense was $307 and $921, respectively (2019 - $307 and $921, respectively).

Note 7 – TRADE AND OTHER PAYABLES

As of September 30, 2020 and December 31, 2019, trade and other payables consist of the following:

	September 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$1,450,709	$1,334,685
Accrued interest	841,172	992,755
Other liabilities	88,219	17,893
Total payables	$2,380,100	$2,345,333

Note 8 – LOANS PAYABLE

As of September 30, 2020 and December 31, 2019, loans payable consisted of the following:

	September 30, 2020	December 31, 2019
Unsecured loan payable, due on demand, interest at 18% per annum	$317,500	$317,500
Unsecured loan payable, due on demand, interest 10% per annum, with a minimum interest amount of $25,000	250,000	250,000
Unsecured share-settled debt, due on May 7, 2019, non-interest bearing(a)	-	214,286
Unsecured loan payable in the amount of CDN$10,000, due on demand, non-interest bearing	-	7,683
Unsecured loan payable in the amount of CDN$40,000, due on or before December 31, 2025(b)	29,890	-
Unsecured loan payable in the amount of CDN$40,000, due on or before December 31, 2025 (c)	29,889	-
Unsecured loan payable, due on May 21, 2022, interest at 1% per annum(d)	30,065	-
Secured loan payable, due on June 5, 2050, interest at 3.75% per annum(e)	150,000	-
Unsecured, loan payable in the amount of CDN$43,244, due on demand, non-interest bearing(f)	32,541	-
Unsecured, loan payable, due on March 20, 2021, non-interest bearing(g)	78,643	-
	918,528	789,469
Current portion	(688,296)	(789,469)
Loans payable	$230,232	$-

(a)	On March 8, 2019, the Company entered into a convertible bridge loan agreement (the “Share-Settled Loan”). The Share-Settled Loan initially bore interest at 4.99% per month, was due in 60 days on May 7, 2019 and is convertible into restricted common shares of the Company at the lender’s option at the market price per share less a 30% discount to market. The Company has accounted the Share-Settled Loan as share-settled debt. It is initially recognized at its fair value and accreted to its share-settled redemption value of $214,286 over the term of the debt. The Share-Settled Loan was not repaid on May 7, 2019 and is in default. Effective September 1, 2019, interest was reduced to 2% per month and effective December 1, 2019, the loan became non-interest bearing. On April 23, 2020, the Company received notice to settle the debt for 3,061,224 shares of common stock at $0.049 per share, a 30% discount to market. On August 25, 2020, the terms of this settlement were amended to settle remaining principal of $120,000 for 10,714,285 common shares at an adjusted exercise price of $0.0112, a 30% discount to market. As at September 30, 2020, 6,462,244 shares have been issued and 4,864,285 remain to be issued.

(b)	On April 17, 2020, the Company received a loan in the principal amount of $29,890 (CDN$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(c)	On April 21, 2020, the Company received a loan in the principal amount of $29,889 (CDN$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(d)	On May 21, 2020, the Company received a loan in the principal amount of $30,065 under the Paycheck Protection Program. The loan bears interest at 1% per annum and is due on May 21, 2022 with payments deferred for the first six months of the term.

(e)	On June 5, 2020, the Company received a loan in the principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan.

(f)	On May 15, 2020, the Company assigned an outstanding trade payable balance to another debtholder who issued a promissory note in its place in the principal amount of $32,541 (CDN$43,244). The loan is non-interest bearing and is due and payable on demand.

(g)	On September 8, 2020, the Company received a promissory note in the principal amount of $78,643 as part of an Assignment Agreement. The loan is non-interest bearing and is due on March 2, 2021. The loan was used to settle outstanding convertible debt, see Note 9(u).

Note 9 – CONVERTIBLE NOTES

On September 30, 2020, the Company entered into an Exchange Agreement (the “Exchange Agreement”) whereby the Company agreed to issue 2,347 shares of Series C Preferred Shares at a conversion price of $1,000 per preferred share to settle $2,348,208 in outstanding convertible debt and accrued interest as outlined below:

Note Reference	Original Note Issuance Date	Total Principal and Interest Settled	Series C Preferred Shares - to be issued
(y)	8/30/2017	$18,131	18
(i)	1/22/2018	26,622	26
(j)	3/19/2018	476,661	477
(h)	5/28/2018	224,319	224
(r)	3/19/2018	342,641	343
(q)	8/31/2018	285,428	285
(s)	1/22/2019	166,401	166
(z)	5/2/2019	11,841	12
(k)	5/7/2019	286,302	286
(aa)	6/10/2019	51,999	52
(w)	8/31/2020	167,974	168
(x)	9/17/2020	289,889	290
		$2,348,208	2,347

Subsequent to September 30, 2020, the Series C Preferred Shares were issued on October 14, 2020.

As of September 30, 2020, and December 31, 2019, convertible loans payable consisted of the following:

Convertible Notes Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a former director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at September 30, 2020, the carrying value of the convertible promissory note was $310,000 (December 31, 2019 - $310,000).

(b)	On August 25, 2015, the Company issued a convertible promissory note in the principal amount of $250,000. The convertible promissory note is unsecured, bears interest at 10% per annum, is due on demand, and is convertible at $7,000 per share. As at September 30, 2020, the carrying value of the convertible promissory note was $250,000 (December 31, 2019 - $250,000).

(c)	On November 7, 2016, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company was provided with proceeds of $125,000 on November 10, 2016 in exchange for the issuance of a secured convertible promissory note in the principal amount of $138,889, which was inclusive of an 8% original issue discount and bears interest at 8% per annum to the holder. The convertible promissory note matures nine months from the date of issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $480 or the closing price of the Company’s common stock on the conversion date. In addition, under the same terms, the Company also issued a secured convertible note of $50,000 in consideration for proceeds of $10,000 and another secured convertible note of $75,000 in consideration for proceeds of $10,000. Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes for consideration of $1 each at any time prior to the maturity date in the event that the convertible promissory note is exchanged or converted into a revolving credit facility with the lender, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility.

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

On May 8, 2017, the Company issued 25 common shares for the conversion of $5,000 of the $72,500 convertible note dated November 7, 2016. On May 24, 2017, the Company issued 53 common shares for the conversion of $10,500 of the $72,500 convertible note dated November 7, 2016. On May 25, 2017, the lender provided conversion notice for the remaining principal $57,000 of the $72,500 convertible note dated November 7, 2016. This conversion was not processed by the Company’s transfer agent due to direction from the Company not to honor any further conversion notices from the lender. In response, the Company received legal notification pursuant to the refusal to process further conversion notices. The Company has continually attempted to settle this litigation but has yet to reach an agreement. Refer to Note 17.

During the year ended December 31, 2019, the Company issued 72,038 common shares with a fair value of $59,097 for the conversion of $32,000 of principal resulting in a loss on settlement of debt of $27,097.

During the nine months ended September 30, 2020, the Company issued 53,764 common shares with a fair value of $53,226 for the conversion of $20,000 of principal resulting in a loss on settlement of debt of $33,226.

As at September 30, 2020, the carrying value of the note was $193,889 (December 31, 2019 - $213,889) and the fair value of the derivative liability was $5,849,664 (December 31, 2019 - $360,718).

(d)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. As at September 30, 2020, the carrying value of the note was $9,487 (December 31, 2019 - $9,487), relating to an outstanding penalty.

(e)	On July 17, 2017, the Company issued a convertible promissory note in the principal amount of $135,000. The note is unsecured, bears interest at 10% per annum, is due on July 17, 2018, and is convertible into common shares at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price during the previous twenty trading day period ending on the latest complete trading day prior to the date of this note and (ii) $244. Interest will be accrued and payable at the time of promissory note repayment. Financing fees on the note were $16,500. Derivative liability applied as discount on the note was $118,500 and is accreted over the life of the note.

As at September 30, 2020, the carrying value of the note was $81,470 (December 31, 2019 - $81,470).

On November 10, 2020, the Company paid cash of $100,000, pursuant to a Settlement Agreement (the “Settlement Agreement”), in full and final satisfaction of $110,740 in outstanding principal and accrued interest on the above convertible note and corresponding pending litigation, see also Note 17. The Company wrote down the liability at September 30, 2020, to the subsequent settlement amount and recorded a gain on the settlement of $10,974.

As at September 30, 2020, the fair value of the derivative liability of $752,842 (December 31, 2019 - $111,990) was extinguished in lieu of the Settlement Agreement.

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

On April 22, 2020, the Company issued 258,000 common shares with a fair value of $25,800 to settle $7,166 in principal and interest.

As at September 30, 2020, the carrying value of the note was $Nil (December 31, 2019 - $5,000) and the fair value of the derivative liability was $Nil (December 31, 2019 - $2,601).

(g)	On May 8, 2018, the Company issued a convertible note in the principal amount of $51,500. The note is unsecured, bears interest at 10% per annum, and is due on February 8, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

During the nine months ended September 30, 2020, the Company issued 8,618,831,000 common shares with a fair value of $495,936 for the conversion of $107,352 principal and accrued interest resulting in a loss on settlement of debt of $388,586.

As at September 30, 2020, the note and derivative liability were extinguished (December 31, 2019 - $51,500 and $48,918, respectively). During the nine months ended September 30, 2020, the Company accreted $Nil (2019 - $7,277) of the debt discount to finance costs.

(h)	On May 28, 2018, the Company issued a convertible note in the principal amount of $180,000. The note is unsecured, bears interest at 10% per annum, and was due on February 28, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $224,319 for 224 Series C Preferred Shares. As at September 30, 2020, the note and derivative liability were extinguished (December 31, 2019 - $180,000 and $169,234, respectively). During the nine months ended September 30, 2020, the Company accreted $Nil (2019 - $38,478) of the debt discount to finance costs.

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

During the nine months ended September 30, 2020, the Company issued 2,600,000 common shares with a fair value of $310,700 for the conversion of $15,444 of principal and accrued interest resulting in a loss on settlement of debt of $295,256.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $26,622 for 26 Series C Preferred Shares. As at September 30, 2020, the note and derivative liability were extinguished (December 31, 2019 - $39,037 and $21,869, respectively).

(j)	On April 26, 2019, the Company entered into a note purchase and assignment agreement with two unrelated parties pursuant to a certain secured inventory convertible note issued on March 19, 2018 in the principal amount of $900,000. Pursuant to this agreement, the seller desired to sell the balance owing under the Second and Third tranche of the original note in four separate closings on April 26, May 22, June 24, and July 24, 2019, totaling $84,396, $85,838, $120,490 and $122,866, respectively (consisting of $375,804 principal and $37,786 of accrued interest). As at September 30, 2020, $413,590 in principal and accrued interest had been assigned to the purchaser.

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

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $476,661 for 477 Series C Preferred Shares. As at September 30, 2020, the note and derivative liability were extinguished (December 31, 2019 - $413,590 and $181,870, respectively).

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

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $286,302 for 286 Series C Preferred Shares. As at September 30, 2020, the note and derivative liability were extinguished (December 31, 2019 - $124,695 and $323,514, respectively). During the nine months ended September 30, 2020, the Company accreted $125,725 (2019 - $9,605) of the debt discount to finance costs.

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

During the nine months ended September 30, 2020, the Company issued 6,907,267 common shares with a fair value of $860,248 for the conversion of all outstanding principal and accrued interest totaling $266,192 resulting in a loss on settlement of debt of $620,056.

As at September 30, 2020, the note and derivative liability were extinguished (December 31, 2019 - $92,219 and $284,734, respectively). During the nine months ended September 30, 2020, the Company accreted $127,781 (2019 - $Nil) of the debt discount to finance costs.

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

During the nine months ended September 30, 2020, the Company issued 8,623,931 common shares with a fair value of $494,031 for the conversion of $107,500 of principal and accrued interest resulting in a loss on settlement of debt of $383,281. On September 18, 2020, the Company paid cash of $22,500 to settle all outstanding principal and interest on the note, resulting in a gain on the settlement of debt totaling $20,056.

As at September 30, 2020, the note and derivative liability were extinguished (December 31, 2019 - $43,322 and $173,596, respectively). During the nine months ended September 30, 2020, the Company accreted $94,178 (2019 - $Nil), of the debt discount to finance costs.

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

During the nine months ended September 30, 2020, the Company issued 5,758,117 common shares with a fair value of $332,480 for the conversion of total outstanding principal and interest totaling $57,750 resulting in a loss on settlement of debt of $272,230.

As at September 30, 2020, the note and derivative liability were extinguished (December 31, 2019 - $15,370 and $70,052, respectively). During the nine months ended September 30, 2020, the Company accreted $39,630 (2019 - $Nil), of the debt discount to finance costs.

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

During the nine months ended September 30, 2020, the Company issued 5,159,991 common shares with a fair value of $261,912 for the conversion of $71,490 of principal and accrued interest resulting in a loss on settlement of debt of $187,292. On September 18, 2020, the Company paid cash of $76,000 to settle all outstanding principal and interest on the note, resulting in a gain on the settlement of debt totaling $7,273.

As at September 30, 2020, the note and derivative liability were extinguished (December 31, 2019 - $40,043 and $190,246, respectively). During the nine months ended September 30, 2020, the Company accreted $101,857 (2019 - $Nil), of the debt discount to finance costs.

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

During the nine months ended September 30, 2020, the Company issued 3,409,090 common shares with a fair value of $193,296 for the conversion of $22,500 of principal resulting in a loss on settlement of debt of $170,796.

On September 18, 2020, the Company paid cash of $60,000 to settle all outstanding principal and interest on the note, resulting in a gain on the settlement of debt totaling $8,075.

As at September 30, 2020, the note and derivative liability were extinguished (December 31, 2019 - $20,795 and $105,790, respectively). During the nine months ended September 30, 2020, the Company accreted $61,705 (2019 - $Nil), of the debt discount to finance costs.

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

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $285,428 for 285 Series C Preferred Shares. As at September 30, 2020, the note and derivative liability were extinguished (December 31, 2019 - $226,000 and $289,462, respectively).

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

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $342,641 for 343 Series C Preferred Shares. As at September 30, 2020, the note and derivative liability were extinguished (December 31, 2019 - $258,736 and $351,774, respectively).

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

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $166,401 for 166 Series C Preferred Shares. As at September 30, 2020, the note and derivative liability were extinguished (December 31, 2019 - $137,500 and $170,201, respectively).

(t)	On February 10, 2020, the Company issued a convertible promissory note in the principal amount of $119,600. The note is unsecured, bears interest at 8% per annum, is due on February 10, 2021, and is convertible into common shares of the Company, beginning 180 days from the date of the note up to maturity or repayment, at a price equal to 80% of the average of the lowest two trading prices for the common stock during the fifteen trading days before conversion. Deferred financing fees and original issuance discount on the note were $22,135. The derivative liability applied as a discount on the note was $97,465 and is accreted over the life of the note.

During the nine months ended September 30, 2020, the Company issued 11,549,008 common shares with a fair value of $549,376 for the conversion of $119,600 of principal resulting in a loss on settlement of debt of $429,776.

As at September 30, 2020, the note and derivative liability were extinguished. During the nine months ended September 30, 2020, the Company accreted $119,600, of the debt discount to finance costs.

(u)	On March 2, 2020, the Company issued a convertible promissory note in the principal amount of $60,950. The note is unsecured, bears interest at 8% per annum, is due on March 2, 2021, and is convertible into common shares of the Company, beginning 180 days from the date of the note up to maturity or repayment, at a price equal to 80% of the average of the lowest two trading prices for the common stock during the fifteen trading days before conversion. Deferred financing fees and original issuance discount on the note were $10,950. The derivative liability applied as a discount on the note was $50,000 and is accreted over the life of the note.

On September 18, 2020, the Company paid cash, received pursuant to the promissory note outlined in Note 8(g), of $78,643 for outstanding principal and interest on the note including a prepayment penalty of $15,221 to settle the debt.

As at September 30, 2020, the note and derivative liability were extinguished. During the nine months ended September 30, 2020, the Company accreted $60,950, of the debt discount to finance costs.

(v)	On April 15, 2020, the Company issued a convertible promissory note in the principal amount of $60,950. The note is unsecured, bears interest at 8% per annum, is due on April 15, 2021, and is convertible into common shares of the Company, beginning 180 days from the date of the note up to maturity or repayment, at a price equal to 80% of the average of the lowest two trading prices for the common stock during the fifteen trading days before conversion. Deferred financing fees and original issuance discount on the note were $10,950. The derivative liability applied as a discount on the note was $50,000 and is accreted over the life of the note.

On September 18, 2020, the Company paid cash of $66,000 to settle all outstanding principal and interest on the note, resulting in a loss on the settlement of debt totaling $2,966.

As at September 30, 2020, the note and derivative liability were extinguished. During the nine months ended September 30, 2020, the Company accreted $60,950, of the debt discount to finance costs.

(w)

On August 31, 2020, the Company issued a convertible promissory note in the principal amount of $166,650 with a 10% original issuance discount totaling $16,650, for net proceeds of $150,000. The note is unsecured, bears interest at 10% per annum, is due and payable on demand, and is convertible into common shares of the Company, at a price equal to the lesser of (a) five cents ($0.05) per share or (b) seventy percent (70%) of the lowest traded price for the Company’s common stock during the fifteen (15) trading days preceding the relevant conversion.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $167,974 for 168 Series C Preferred Shares. As at September 30, 2020, the note was extinguished.

(x)	On September 17, 2020, the Company issued a convertible promissory note in the principal amount of $288,860 with a 10% original issuance discount totaling $28,860, for net proceeds of $260,000. The note is unsecured, bears interest at 10% per annum, is due on June 17, 2021, and is convertible into common shares of the Company at a price equal to the lesser of (a) four cents ($0.04) per share or (b) seventy percent (70%) of the lowest traded price for the Company’s common stock during the fifteen (15) trading days preceding the relevant conversion.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $289,889 for 290 Series C Preferred Shares. As at September 30, 2020, the note was extinguished.

(y)	On August 30, 2017, the Company issued a convertible promissory note in the principal amount of $15,000. The note is unsecured, bears interest at 10% per annum, is due on August 30, 2018, and is convertible into common shares of the Company at a price equal to a 20% discount of the average closing bid price for the Company’s common stock during the five (5) trading days immediately preceding a conversion date, with a floor price of $0.005. The note was issued as a Commitment fee and is included in Finance costs during the nine months ending September 30, 2020.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $18,131 for 18 Series C Preferred Shares. As at September 30, 2020, the note was extinguished.

(z)	On May 2, 2019, the Company issued a convertible promissory note in the principal amount of $10,000. The note is unsecured, bears interest at 8% per annum, is due on May 2, 2020, and is convertible into common shares of the Company at a price equal to a 58% of the lowest traded price of the Company’s common stock during the five (5) trading days immediately preceding the conversion date. The note was issued for proceeds paid directly to legal counsel for legal fees, related to the 2019 S-1 Registration Statement, and is included in Accounting & Legal during the nine months ending September 30, 2020.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $11,841 for 12 Series C Preferred Shares. As at September 30, 2020, the note was extinguished.

(aa)	On June 10, 2019, the Company issued a convertible promissory note in the principal amount of $15,000. The note is unsecured, bears interest at 10% per annum, is due on August 30, 2018, and is convertible into common shares of the Company at a price equal to a 20% discount of the average closing bid price for the Company’s common stock during the five (5) trading days immediately preceding a conversion date, with a floor price of $0.005. The note was issued for proceeds paid directly to a third party for audit fees, related to the 2019 S-1 Registration Statement, and is included in Accounting & Legal during the nine months ending September 30, 2020.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $51,999 for 52 Series C Preferred Shares. As at September 30, 2020, the note was extinguished.

Note 10 – DERIVATIVE LIABILITIES

The following range of inputs and assumptions were used to value the derivative liabilities outstanding during the nine months ended September 30, 2020 and year ended December 31, 2019, assuming no dividend yield:

	September 30, 2020	December 31, 2019
Expected volatility	243 - 531%	176 - 374%
Risk free interest rate	0.1 - 0.2%	1.6 - 2.6%
Expected life (years)	0.25 - 0.92	0.25 - 2.0

A summary of the activity of the derivative liabilities is shown below:

Balance, December 31, 2018	$2,188,354
New issuances	939,919
Change in fair value	(271,704)
Balance, December 31, 2019	2,856,569
New issuances	197,465
Extinguished	(4,590,622)
Change in fair value	7,386,252
Balance, September 30, 2020	$5,849,664

Note 11 - LEASES

The Company leases certain assets under lease agreements. On April 1, 2020, the Company terminated its showroom space lease, resulting in a gain of $11,294 which is included in general and administrative expense. On May 31, 2020, the Company’s office leases expired.

On July 10, 2020, the Company entered into a lease agreement for retail, showroom and warehouse space in Fairfield, CA (the “Fairfield Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $164,114 and lease liabilities of $156,364. The difference between the recorded operating lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $7,750. The lease included a rent-free period with rent payments commencing on October 1, 2020. As of September 30, 2020, Fairfield Lease had a remaining term of 1.92 years. The Fairfield Lease also included a refundable security deposit of $7,750 which is included in prepaid expenses and deposits at September 30, 2020.

On July 14, 2020, the Company entered into a lease agreement for office space in Surrey, BC (the “Croydon Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $133,825 and lease liabilities of $125,014. The difference between the recorded operating lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $8,811 (CDN$11,948). The lease included a rent-free period with rent payments commencing on September 1, 2020. As of September 30, 2020, the lease had a remaining term of 2.83 years.

Right-of-use assets have been included within fixed assets, net and lease liabilities have been included in operating lease liability on the Company’s consolidated balance sheet.

Right-of-use assets	September 30, 2020	December 31, 2019
Cost	$297,939	$178,202
Accumulated depreciation	(27,337)	(39,671)
	$270,602	$138,531

Lease liability	September 30, 2020
Current portion	$117,443
Long-term portion	174,316
Total lease liability	$291,759

December 31, 2019
Current portion	62,935
Long-term portion	74,225
Total lease liability	$137,160

Operating lease liabilities are measured at the commencement date based on the present value of future lease payments. As the Company’s lease did not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company used a weighted average discount rate of 11.98% in determining its lease liabilities. The discount rate was derived from the Company’s assessment of borrowings.

Right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Operating lease expense for the three and nine months ended September 30, 2020 was $24,034 and $54,803, respectively (2019 - $18,418 and $55,231, respectively) and is recorded in general and administration expense.

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of September 30, 2020 for the next three years are as follows:

Remainder of 2020	$36,375
2021	147,393
2022	119,536
2023	33,125

Total future minimum lease payments	$336,429
Discount	(44,670)

Total	$291,759

Note 12 – MEZZANINE EQUITY

Authorized

5,000,000 shares of redeemable Series C preferred shares, authorized, each having a par value of $0.001 per share. Each share of Series C preferred shares is convertible into shares of common stock at a conversion rate equal to the lowest traded price for the fifteen trading days immediately preceding the date of conversion.

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

Mezzanine Preferred Equity Transactions

During the nine months ended September 30, 2020:

●	On September 30, 2020, the Company entered into an Exchange Agreement, as outlined in Note 9, to settle outstanding convertible debt and accrued interest in exchange for 2,347 shares of Series C preferred shares with an aggregate carrying amount of $2,348,208. The shares were all issued subsequently on October 14, 2020.

●	On September 30, 2020, the Company into a Securities Purchase Agreement (the “SPA”) whereby the Company agrees to sell and the Purchaser agrees to purchase, in a series of closings (the “Closings”), up to 200 shares of Series C preferred shares at a price of $1,000 per share. At the First Closing, the Company agrees to issue 250 shares of Series C preferred shares, representing 200 Purchased Shares and 50 Commitment Shares.

During the year ended December 31, 2019:

●	The Company settled various accounts payable balances, debt and preferred shares in exchange for shares of common stock to be issued and warrants. Included in these settlements were 100,500 and 4,649,908 shares of Series D and Series E preferred shares, respectively, with an aggregate carrying value of $6,668,643.

Note 13 – PREFERRED STOCK

Authorized

3,000,000 shares of Series A preferred shares authorized, each having a par value of $0.001 per share.

10,000 shares of Series B convertible preferred shares authorized, each having a par value of $0.001 per share. Each share of Series B convertible preferred shares is convertible into 100,000 shares of common stock.

Preferred Stock Transactions

During the nine months ended September 30, 2020:

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

Note 14 – COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

Authorized

On March 26, 2019, the Company effected a reverse stock split of its shares of common stock on a four thousand (4,000) old for one (1) new basis. Upon effect of the reverse split, authorized capital decreased from 3,000,000,000 shares of common stock to 750,000 shares of common stock. Subsequently, on May 23, 2019, an increase in common shares to 150,000,000 was authorized, with a par value of $0.001. These consolidated financial statements give retroactive effect to such reverse stock split named above and all share and per share amounts have been adjusted accordingly, unless otherwise noted. Each share of common stock is entitled to one vote.

Common Stock Transactions

During the nine months ended September 30, 2020:

●	The Company issued an aggregate of 191,865 shares of common stock for cash proceeds of $100,031.

●	The Company issued an aggregate of 2,003,000 shares of common stock with a fair value of $783,899 in exchange for services.

●	The Company issued an aggregate of 9,430,146 shares of common stock with a fair value of $7,402,254 to satisfy shares to be issued.

●	The Company issued 6,462,244 shares of common stock with a fair value of $136,457 for share-settled debt.

●	The Company issued an aggregate of 52,937,999 shares of common stock with a fair value of $3,577,005 upon the conversion of $777,872 of convertible debentures and accrued interest, as outlined in Note 9, per the table below:

Date issued	Common shares issued (#)	Fair value(1)	Converted balance(2)	Loss on conversion
January 7, 2020	53,764	$53,226	$20,000	$(33,226)
February 4, 2020	135,802	127,654	19,500	(108,154)
February 7, 2020	151,234	142,160	24,000	(118,160)
February 26, 2020	151,515	45,455	19,500	(25,955)
February 26, 2020	140,151	39,242	18,000	(21,242)
March 9, 2020	170,000	27,200	13,090	(14,110)
March 9, 2020	195,547	68,441	12,500	(55,941)
March 11, 2020	180,505	63,177	11,500	(51,677)
April 1, 2020	140,000	9,800	3,889	(5,911)
April 1, 2020	220,000	15,400	6,166	(9,234)
April 2, 2020	218,678	16,379	6,500	(9,879)
April 21, 2020	264,026	24,649	7,500	(17,149)
May 15, 2020	258,000	25,800	7,166	(18,634)
May 19, 2020	426,000	80,940	17,338	(63,602)
May 19, 2020	675,675	100,000	29,500	(70,500)
May 19, 2020	350,000	33,250	12,205	(21,045)
May 19, 2020	337,837	50,000	14,500	(35,500)
May 21, 2020	298,606	56,735	12,653	(44,082)
May 21, 2020	611,111	116,111	27,000	(89,111)
July 8, 2020	500,000	45,000	10,500	(34,500)
July 8, 2020	857,142	72,857	18,000	(54,857)
July 8, 2020	600,000	22,800	11,549	(11,251)
July 8, 2020	639,846	51,188	13,437	(37,751)
July 8, 2020	880,952	70,476	18,500	(51,976)
July 10, 2020	809,523	29,952	17,000	(12,952)
July 17, 2020	1,121,212	55,948	18,500	(37,448)
July 17, 2020	1,151,515	46,291	19,500	(26,791)
July 20, 2020	1,130,000	45,426	17,091	(28,335)
July 23, 2020	879,157	43,870	14,506	(29,364)
August 3, 2020	1,309,824	35,234	14,146	(21,088)
August 3, 2020	1,638,117	33,991	17,692	(16,299)
August 10, 2020	1,412,525	30,553	15,255	(15,298)
August 13, 2020	1,000,000	20,100	15,000	(5,100)
August 13, 2020	1,130,000	25,877	11,311	(14,566)
August 13, 2020	1,465,201	29,451	16,000	(13,451)
August 19, 2020	1,484,615	22,269	19,300	(2,969)
August 25, 2020	1,750,000	125,125	11,340	(113,785)
August 25, 2020	1,483,146	106,045	13,200	(92,845)
August 25, 2020	620,033	44,332	4,018	(40,314)
August 25, 2020	1,490,000	106,535	8,851	(97,684)
August 25, 2020	1,893,939	135,417	12,500	(122,917)
August 26, 2020	1,818,182	130,000	12,000	(118,000)
August 27, 2020	1,808,989	156,839	16,100	(140,739)
August 31, 2020	1,808,989	84,842	16,100	(68,742)
September 1, 2020	1,560,000	79,560	9,266	(70,294)
September 2, 2020	1,808,989	80,283	16,100	(64,183)
September 9, 2020	1,808,989	66,119	16,100	(50,019)
September 10, 2020	2,727,273	92,045	18,000	(74,045)
September 14, 2020	1,560,000	46,566	9,266	(37,300)
September 17, 2020	345,291	12,879	7,700	(5,179)
September 18, 2020	2,938,117	113,705	19,039	(94,666)
September 22, 2020	1,515,151	57,879	10,000	(47,879)
September 24, 2020	412,831	51,232	5,699	(45,533)
September 29, 2020	2,600,000	310,700	15,444	(295,256)
Total	52,937,999	$3,577,005	$777,872	$(2,799,133)

(1)	Fair values are derived based on the closing price of the Company’s common stock on the date of the conversion notice.

(2)	Converted balance includes portions of principal, accrued interest, financing fees, interest penalties and other fees converted upon the issuance of shares of common stock.

During the year ended December 31, 2019:

●	The Company issued an aggregate of 72,295 shares of common stock with a fair value of $63,437 in exchange for services.

●	The Company issued an aggregate of 32,000 shares of common stock with a fair value of $37,760 as partial settlement for accounts payable.

●	The Company issued an aggregate of 407,536 shares of common stock with a fair value of $506,468 upon the conversion of $180,642 of convertible debentures, accrued interest and accounts payable per the table below:

Date issued	Common shares issued (#)	Fair value(1)	Converted balance(2)	Loss on conversion
January 22, 2019	10,189	$28,527	$15,690	$(12,837)
March 11, 2019	18,606	37,211	12,280	(24,931)
March 15, 2019	27,137	54,238	17,899	(36,339)
June 17, 2019	45,216	58,781	31,651	(27,130)
June 20, 2019	34,450	36,517	19,895	(16,622)
July 17, 2019	37,900	33,352	5,628	(27,724)
August 26, 2019	40,000	27,020	6,620	(20,400)
September 18, 2019	39,500	49,376	8,255	(41,121)
October 11, 2019	35,000	44,450	13,475	(30,975)
November 13, 2019	47,500	77,899	18,810	(59,089)
November 7, 2019	23,149	18,519	10,000	(8,519)
December 19, 2019	48,889	40,578	22,000	(18,578)
Total	407,536	$506,468	$182,203	$(324,265)

(1)	Fair values are derived based on the closing price of the Company’s common stock on the date of the conversion notice.

(2)	Converted balance includes portions of principal, accrued interest, accounts payable, financing fees and interest penalties converted upon the issuance of shares of common stock.

Common stock to be issued

Common stock to be issued as at September 30, 2020 consists of:

●	4,864,285 shares valued at $77,829 to be issued pursuant to settlement of share-settled debt.

Warrants

During the nine months ended September 30, 2020, the Company granted 2,829,859 warrants with a contractual life of five years and exercise price of $0.25 per share in exchange for strategic advisory services. Warrants were valued at $465,248 using the Black Scholes Option Pricing Model with the assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

September 30, 2020
Risk-free interest rate	0.88%
Expected life	5.0 years
Expected dividend rate	0%
Expected volatility	266%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding at year December 31, 2019	6,859,954	$0.77
Granted	2,829,859	0.25
Exercised	-	-
Expired	-	-
Outstanding as at September 30, 2020	9,689,813	$0.62

As at September 30, 2020, the weighted average remaining contractual life of warrants outstanding was 2.94 years with an intrinsic value of $Nil.

Note 15 – RELATED PARTY TRANSACTIONS

As at September 30, 2020, the Company owed $274,778 (December 31, 2019 - $263,409) to the President, CEO, and CFO of the Company for management fees and salaries, which has been recorded in trade and other payables. The amounts owed and owing are unsecured, non-interest bearing, and due on demand. During the nine months ended September 30, 2020 the Company incurred $150,000 (2019 - $100,000) in salaries to the President, CEO, and CFO of the Company and made payments of $60,000.

As at September 30, 2020, the Company owed $6,950 (CDN$9,450) (December 31, 2019 - $7,260 (CDN$9,450)) to a company controlled by the son of the President, CEO, and CFO of the Company for subcontractor services. The balance owing has been recorded in trade and other payables. The amount owing is unsecured, non-interest bearing, and due on demand.

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

Note 17 – CONTINGENCIES

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at September 30, 2020, included in trade and other payables is $47,023 (December 31, 2019 - $40,227) related to this unpaid invoice, interest and legal fees.

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

On June 13, 2017, Coastal filed a Complaint and Motion for a Preliminary Injunction seeking conversion of the principal amount of a note issued by it to the Company into common stock of the Company. The Court issued an Order to Show Cause as to why a preliminary injunction should not be issued on June 27, 2017, and the Company opposed Coastal’s Motion. A hearing on the Motion for Preliminary Injunction was held on July 26, 2017. For the following reasons, the Court denied Coastal’s Motion for a Preliminary Injunction. A) The Company also filed a Cross Motion to Dismiss on the grounds that the $72,500 Note violates New York’s criminal usury law. The Court did not address this Motion at that time and has set a separate briefing schedule for it. This action is still pending. As at September 30, 2020 the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

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

On April 9, 2018, the Company received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleges that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ seeks damages in excess of $200,000 but not more than $1,000,000, which consists of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. This action is still pending but as at September 30, 2020, JSJ has negotiated a reduced amount with a private investor. As at September 30, 2020, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable. Subsequent to September 30, 2020, the Company entered into a Settlement Agreement with JSJ for full and final satisfaction if its claims for $100,000 (the “Settlement Payment”) paid in cash on or before November 10, 2020. Upon receipt of the Settlement Payment, JSJ agreed to provide (a) a settlement agreement and release of all its claims against the Company; and (b) a consent dismissal order in B.C. Supreme Court Action No. 1911876 on a “without costs” basis. The Company paid cash of $100,000 on November 10, 2020 in satisfaction of the agreement. See Note 9(e).

Note 18 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine-months ended
	September 30, 2020	September 30, 2019

Cash paid during the period for:
Income tax payments	$—	$—
Interest payments	$2,676	$2,513

Non-cash investing and financing transactions:
Shares issued for convertible notes payable and accrued interest	$3,577,005	$215,275
Shares issued and to be issued for share-settled debt	$214,286	$
Initial recognition of lease assets	$—	$51,203
Initial recognition of lease liabilities	$—	$47,118

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

Subsequent to September 30, 2020, the Company issued:

●	8,734,721 shares of common stock for conversion of 521 Series C Preferred Shares with an aggregate carrying value of $521,000.

●

2,000,000 shares of common stock to a third party for advisory services valued at $100,000 and data deliverables valued at $300,000 pursuant to a Services Agreement and a Data Delivery Agreement, dated October 21, 2020, with a third party.

●	The Company issued 250 Series C Preferred Shares in exchange for proceeds of $200,000 pursuant to the SPA on October 14, 2020, representing the First Closing of 200 Purchase Shares and 50 Commitment Shares.

●	The Company agreed to issue 300 Series C Preferred Shares in exchange for proceeds of $300,000 pursuant to the SPA on November 6, 2020, representing the Second Closing of 300 Purchase Shares.

On November 1, 2020, the Company entered into an Advisory Services and Consulting Agreement with a third party for a term of twelve (12) months, and which may be terminated by either party after six (6) months, whereby the Company agrees to pay a non-refundable cash consulting fee of $3,500 per month as well as consideration of an amount of restricted shares of the Company’s common stock to be determined as mutually agreed upon by the parties upon the Company’s listing on a U.S. national exchange.

On November 10, 2020, the Company paid $100,000 in cash pursuant to the Settlement Agreement for full and final satisfaction of the outstanding pending litigation and all related principal and accrued interest outstanding for $100,000. See Note 9(e) and Note 17.

On November 11, 2020, the Company received a conversion notice to issue 1,622,840 shares of common stock for the conversion of 180 Series C Preferred Shares with a carrying value of $180,000. The shares have yet to be issued as of the date of this report.

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

Following the initial closing of the share exchange agreement and through October 22, 2015, we acquired an additional 101,200 shares of common stock of DSG from shareholders who became parties to the share exchange agreement and issued to these shareholders an aggregate of 18,422 pre-reverse split shares of our common stock. Following completion of these additional purchases, DSG Global Inc. owns approximately 100% of the issued and outstanding shares of common stock of DSG. An aggregate of 4,229,384 shares of Series A Convertible Preferred Stock of DSG were exchanged for 51 Series B and 3,000,000 Series E preferred shares during the year ended December 31, 2018 by Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a previous member of our board of directors which have not been issued as of September 30, 2020.

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

Results of Operations

The following table summarizes key items of comparison and their related increase (decrease) for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Increase (Decrease)	Nine months ended		Increase (Decrease)
	30-Sept-20	30-Sept-19	2020 – 2019	30-Sept-20	30-Sept-19	2020 – 2019
	($)	($)	(%)	($)	($)	(%)
Revenues	$334,161	453,210	-26,.3%	$608,328	$1,239,280	-50.9%
Cost of revenue	168,211	278,966	-39.7%	246,862	617,918	-60.0%
Gross profit	165,950	174,246	-4.8%	361,466	621,362	-41.8%

Operating expenses:
Compensation expense	127,836	124,898	2.4%	1,794,304	404,654	343.4%
General and administrative expense	472,171	277,311	54.0%	1,143,880	727,076	57.3%
Bad debt expense	1,921	(28,172)	-106.8%	17,141	(30,038)	-157.1%
Depreciation and amortization expense	808	759	6.5%	2,110	3,509	-39.9%
Total operating expenses	557,832	374,796	48.8%	2,957,435	1,105,201	167.6%
Loss from operations	(391,882)	(200,550)	95.4%	(2,595,969)	(483,839)	436.5%

Other income (expense)
Foreign currency exchange	51,006	9,165	456.5%	(15,141)	40,328	-137.5%
Other income	99,171	-	100.0%	99,171	-	100.0%
Change in fair value of derivative instruments	(623,321)	(4,944,521)	-87.4%	(2,795,630)	(4,223,797)	-33.8%
Loss on extinguishment of debt	(1,954,383)	(80,411)	2,330.5%	(2,772,276)	(208,665)	1,228.6%
Finance costs	(339,833)	(339,718)	0.0%	(1,204,251)	(959,748)	25.5%
Total other expense	(2,767,360)	(5,355,385)	-48.3%	(6,688,127)	(5,351,882)	25.0%

Net loss	(3,159,242)	(5,555,935)	-43.1%	(9,238,804)	(5,835,721)	59.1%

Comparison of the three and nine months ended September 30, 2020 and 2019:

Revenue

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

Revenue	$334,161	$453,210	(26.3)	$608,328	1,239,280	(50.9)

Revenue decreased by $119,049 or 26.3%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Revenue decreased by $630,952 or 50.9%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Sales decreased for the three and nine months ended, year over year, as the result of challenges related to COVID-19 and normal customer attrition. This compares to the comparative period in which the Company experienced growth as a result of aggressive marketing and installation of the new Infinity suite of products.

Cost of Revenue

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

Cost of revenue	$168,211	$278,964	(39.7)	$246,862	$617,918	(60.0)

Cost of revenue decreased by $110,753, or 39.7%, for the three months ended September 30, 2020 as compared to the three months September 30, 2019. The table below outlines the differences in detail:

	For the Three Months Ended
	September 30, 2020	September 30, 2019	Difference	% Difference
Cost of goods	$142,517	$258,261	$(115,744)	(44.8)
Labour	-	30	(30)	(100.0)
Mapping & freight costs	7,929	10,342	(2,413)	(23.3)
Wireless fees	17,765	10,340	7,425	71.8
Inventory adjustments & write offs	-	(9)	9	(100.0)
	$168,211	$278,964	$(110,753)	(39.7)

Cost of sales decreased for the three months ended, year over year, primarily due challenges related to COVID-19 and normal customer attrition. This decrease was consistent with the decrease in revenue for the same period.

Cost of revenue decreased by $371,056, or 60.0%, for the nine months ended September 30, 2020 as compared to the three months September 30, 2019. The table below outlines the differences in detail:

	For the Nine Months Ended
	September 30, 2020	September 30, 2019	Difference	% Difference
Cost of goods	$176,265	$554,531	$(378,266)	(68.2)
Labour	-	8,997	(8,997)	(100.0)
Mapping & freight costs	25,304	22,454	2,850	12.7
Wireless fees	45,293	34,708	10,585	30.5
Inventory adjustments & write offs	-	(2,772)	2,772	(100.0)
	$246,862	$617,918	$(371,056)	(60.0)

Cost of sales decreased for the nine months ended, year over year, primarily due to challenges related to COVID-19 and normal customer attrition. This decrease was consistent with the decrease in revenue for the same period.

Compensation Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

Compensation expense	$127,932	$124,898	2.4	$1,794,304	$404,654	343.4

Compensation expense increased by $3,034, or 2.4%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Compensation expense increased by $1,389,650, or 343.4%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily as a result of non-cash warrants and shares issued for consulting services during the period.

General and Administration Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

General & administration expense	$427,171	$277,311	54.0	$1,143,880	$727,076	57.3

General & administration expense decreased by $149,860 or 54.0% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The table below outlines the differences in detail:

	For the Three Months Ended

	September 30, 2020	September 30, 2019	Difference	% Difference
Accounting & legal	$90,042	$13,918	$76,124	546.9
Marketing & advertising	40,068	(1,378)	41,446	(3007.7)
Subcontractor & commissions	102,178	55,750	46,428	83.3
Hardware	59,277	14	59,263	423,307.1
Office expense, rent, software, bank & credit card charges, telephone & meals	135,606	209,007	(73,401)	(35.1)
	$427,171	$277,311	$149,860	54.0

The overall decrease general and admin expenses was primarily due to decreases in accounting and legal expenses and marketing and advertising expenses, partially offset by an increase in subcontractor expenses.

General & administration expense increased by $416,804 or 57.3% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The table below outlines the differences in detail:

	For the Nine Months Ended

	September 30, 2020	September 30, 2019	Difference	% Difference
Accounting & legal	$222,131	$98,773	$123,358	124.9
Marketing & advertising	215,087	44,415	170,672	384.3
Subcontractor & commissions	272,267	183,061	89,206	48.7
Hardware	60,126	3,828	56,298	1,470.7
Office expense, rent, software, bank & credit card charges, telephone & meals	374,269	396,999	(22,730)	(5.7)
	$1,143,880	$727,076	$416,804	57.3

The overall increase general and admin expenses was primarily due to increases in marketing and advertising, general office expenses and accounting and legal expenses. Marketing and advertising increased as a result of non-cash shares issued for investor relations services. General office expenses increased as a result of greater trade show and operating lease expenses in the current period. Accounting and legal expenses increased as a result of lower expenses in the prior period from delays in preparing and issuing financial statements for the prior period as well as due to one time charges which we incurred in relation to the Exchange Agreement.

Foreign Currency Exchange

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

Foreign currency exchange (gain) loss	$(51,006)	$(9,165)	456.5	$15,141	$(40,328)	(137.5)

For the three months ended September 30, 2020, we recognized a $51,006 foreign exchange gain as compared to a $9,165 foreign exchange gain for the three months ended September 30, 2019. For the nine months ended September 30, 2020, we recognized a $15,141 foreign exchange loss as compared to a $40,328 foreign exchange gain for the nine months ended September 30, 2019. The changes were primarily due to unfavorable changes in foreign currency rates on payables, receivables, loans and other foreign balances denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the United States dollar, Canadian dollar, Euro and British pound.

Other (Expenses) Income

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

Other (expense) income	$99,171	$ Nil	100.0	$99,171	$ Nil	100.0

For the three and nine months ended September 30, 2020, we recognized $99,171 and $99,171, respectively in other income pursuant to funds received under the Canada Emergency Wage Subsidy (CEWS) pursuant to COVID-19 for employee wage relief.

Change in Fair Value of Derivative Instruments

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

Change in fair value of derivative instruments	$623,321	$4,944,421	(87.4)	$2,795,630	$4,223,797	(33.8)

Derivative loss decreased by $4,944,421 or 87.4%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The Company had a loss on derivatives of $623,321 in the current period due to the Company’s stock price movement near period end and increases in the volatility of the Company’s stock price, partially offset by a significant settlement of derivative instruments. The Company had a loss on derivatives of $4,944,421 in the prior period due to significant increases in the volatility of the Company’s common stock price during the period.

Derivative loss decreased by $1,428,167 or 33.8%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The Company had a loss on derivatives of $2,795,630 in the current period due to the Company’s stock price movement near period end and increases in the volatility of the Company’s stock price, partially offset by a significant settlement of derivative instruments. The Company had a loss on derivatives of $4,223,797 in the prior period due to increase in the volatility of the Company’s common stock price during the period.

Loss on Extinguishment of Debt

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

Loss on extinguishment of debt	$1,954,383	$80,411	2,330.5	$2,772,276	$208,665	1,228.6

Loss on extinguishment of debt increased by $1,873,972 or 2,330.5% to a loss of $1,954,383, for the three months ended September 30, 2020 as compared to a loss of $80,411 for the three months ended September 30, 2019. Loss on extinguishment of debt increased by $2,563,611 or 1,228.6% to a loss of $2,772,276, for the nine months ended September 30, 2020 as compared to a loss of $208,665 for the nine months ended September 30, 2019. These increases were primarily a result of more conversions of convertible debt and accrued interest in the current period and decreases in the strike price due to the Company’s stock price movement.

Finance Costs

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

Finance costs	$339,833	$339,718	0.00	$1,204,251	$959,748	25.5

Finance costs increased by $115 or 0.0%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Finance costs increased by $244,503 or 25.5%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Finance costs increased due to greater debt outstanding during the current period in addition to elevated penalty interest rates on debt in default.

Net Loss

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

Net income (loss)	$(3,159,242)	$(5,555,935)	(43.1)	$(9,284,096)	$(5,835,721)	59.1

As a result of the above factors, net loss decreased by $2,396,693 or 43.1% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and increased by $3,448,375 or 59.1% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Liquidity and Capital Resources

From our incorporation on April 17, 2008 through September 30, 2020, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At September 30, 2020, we had $10,413,521 in total liabilities, the majority of which matures within the next twelve months.

We had cash of $62,337 at September 30, 2020, compared to $25,494 at December 31, 2019. We had a working capital deficit of $9,626,553 as of September 30, 2020 compared to working capital deficit of $8,376,433 as of December 31, 2019.

Liquidity and Financial Condition

Our financial position as of September 30, 2020 and December 31, 2019, and the changes for the periods then ended are as follows:

Working Capital

	At September 30, 2020	At December 31, 2019
Current assets	$382,420	$250,800
Current liabilities	$10,008,973	$8,627,233
Working capital	$(9,626,553)	$(8,376,433)

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	September 30,
	2020	2019

Net cash used in by operating activities	$(669,096)	$(652,026)
Net cash used in investing activities	(2,233)	-
Net cash provided by financing activities	717,350	766,210
Effect of exchange rate changes on cash and cash equivalents	(9,178)	-
Net increase in cash	36,843	114,184
Cash at beginning of period	25,494	5,059
Cash at end of period	$62,337	$119,243

Net Cash Used in Operating Activities. During the nine months ended September 30, 2020, cash used in operations totaled $669,096. This reflects the net loss of $9,284,097 adjusted for $8,615,001 changes in non-cash working capital items and adjustments for non-cash items. Non-cash and working capital adjustments consisted primarily of non-cash change in fair value of derivative liabilities of $2,795,630, non-cash shares and warrants issued for services of $1,550,939, loss on extinguishment of debt of $2,772,276, non-cash accretion of discounts on debt of $792,378 and increases in trade payables and accruals of $697,686 and deferred revenues of $65,103.

Net Cash (Used in) Provided by Investing Activities. During the nine months ended September 30, 2020, cash used in investing activities totaled $2,233. This was due to a one-time purchase of property, plant and equipment during the current period. The Company had no investing activities in the nine months ended September 30, 2019.

Net Cash Provided by Financing Activities. Net cash from financing activities during the nine months ended September 30, 2020 totaled $717,350, from various note and loan facilities entered into during the period and the issuance of common shares, partially offset by repayments of notes payable. Net cash provided by financing activities during the nine months ended September 30, 2019 was $766,210 from various note and loan facilities entered during the period.

Outstanding Indebtedness

Our current indebtedness as of September 30, 2020 is comprised of the following:

●	Unsecured loan payable with an outstanding principal amount of $317,500, bearing interest at 18% per annum;

●	Unsecured loan payable with an outstanding principal amount of $250,000, bearing interest at 10% per annum, with a minimum interest amount of $25,000, mature and in default;

●	Unsecured loan payable with an outstanding principal amount of $250,000, bearing interest at 10% per annum, is due on demand, and convertible into common shares at $1.75 per share;

●	Unsecured, convertible note payable to a former related party with an outstanding principal amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable with an outstanding principal amount of $193,889, bearing interest at 8% per annum. Repayable in cash or common shares at the lower of (i) twelve cents ($0.12) and (ii) the closing sales price of the Common Stock on the date of conversion;

●	Unsecured, convertible note payable with an outstanding principal amount of $81,470, bearing interest at 10% per annum. Matures on July 17, 2018. Principal is repayable in cash or common shares at the lower of (i) six cents ($0.06) (ii) 55% of the lowest trading price during the 20 Trading Days immediately preceding the date of conversion;

●	Unsecured loan payable with an outstanding principal amount of CDN$40,000. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid paid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of CDN$40,000. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid paid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $30,065. The loan bears interest at 1% per annum and is due on May 21, 2022 with payments deferred for the first six months of the term; and

●	Secured loan payable with an outstanding principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan.
●	Unsecured loan payable with an outstanding principal amount of $78,643. The loan is non-interest bearing and due on March 2, 2021.

●	Unsecured loan payable with an outstanding principal amount of $32,541 (CDN$43,243). The loan is non-interest bearing and due and payable on demand;

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period to be as follows:

Estimated Expenses for the Twelve-Month Period ending September 30, 2021
Management compensation	$500,000
Professional fees	$150,000
General and administrative	$1,900,000
Total	$2,550,000

As noted earlier, during the nine months ended September 30, 2020, cash used in operations totaled $670,836. The relatively low level of cash used compared to our estimated working capital needs in the future was the result of an accumulation of vendor payables, deferred revenues and additional loans. We need to reduce the current level of payables in the near future to keep a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $2,550,000 that we require for the next 12 months, we had $62,337 in cash as of September 30, 2020 and a working capital deficit of $9,626,553. Our principal sources of liquidity are cash generated from product sales. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at September 30, 2020, included in trade and other payables is $47,023 (December 31, 2019 - $40,227) related to this unpaid invoice, interest and legal fees.

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, and legal fees incurred by Coastal with respect to the lawsuit. This action is still pending. As at September 30, 2020 the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable.

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

On April 9, 2018, we received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleged that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ sought damages in excess of $200,000 but not more than $1,000,000, consisting of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. On August 31, 2018 final judgement was entered against DSG Global in the amount of $187,908, which includes $172,846 in damages, $2,450 in legal fees, $1,982 in pre-judgement interest and $10,631 in post-judgment interest. The appeal period expired on September 30, 2018. As at the date of this Annual Report, the plaintiff is seeking to enforce the Texas judgement against DSG Global in British Columbia, Canada. As at September 30, 2020, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable. Subsequent to September 30, 2020, the Company entered into a Settlement Agreement with JSJ for full and final satisfaction if its claims for $100,000 paid in cash on or before November 10, 2020. Upon receipt of the Settlement Payment, JSJ agreed to provide (a) a settlement agreement and release of all its claims against the Company; and (b) a consent dismissal order in B.C. Supreme Court Action No. 1911876 on a “without costs” basis, The Company paid cash of $100,000 on November 10, 2020 in satisfaction of the agreement.

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

Date: November 12, 2020	DSG Global Inc.
(Registrant)

	By:	/s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

