Form 10-K
period 2020-12-31
DSG Global Inc.
filed 2021-03-05
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission file number 000-53988

DSG GLOBAL INC.

(Exact Name of Registrant as Specified in Its charter)

Nevada	26-1134956
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

207 - 15272 Croydon Drive

Surrey, British Columbia, V3Z 0Z5, Canada

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

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,428,961 based on the closing price on that date. As of March 4, 2021, the registrant had 106,449,471 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2020, the last day of the fiscal year covered by this Annual Report on Form 10-K.

DSG GLOBAL INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements are based on our assumptions, estimates, analysis, and opinions made in light of our experience and our perception of market trends, current conditions and expected developments, as well as other factors that we believe to be relevant and reasonable in the circumstances at the date that such statements are made, but which are subject to known and unknown risks, and may prove to be incorrect. Such risks are discussed in Item 1.A “Risk Factors”. In particular, without limiting the generality of the foregoing disclosure, the forward-looking statements contained in this Annual Report and which are inherently subject to a variety of risks and uncertainties that could cause actual results, performance or achievements to differ significantly include but are not limited to:

●	our ability to successfully homologate our electric vehicles offerings;
●	anticipated timelines for product deliveries;
●	the production capacity of our manufacturing partners and suppliers;
●	the stability, availability and cost of international shipping services;
●	our ability to establish and maintain dealership network for our electric vehicles;
●	our ability to attract and retain customers;
●	the availability of adequate manufacturing facilities for our PACER golf carts;
●	the consistency of current labor and material costs;
●	the availability of current government economic incentives for electric vehicles;
●	the expansion of our business in our core golf market as well as in new markets like electric vehicles, commercial fleet management and agriculture;
●	the stability of general economic and business conditions, including changes in interest rates;
●	the Company’s ability to obtain financing to execute our business plans, as and when required and on reasonable terms;
●	our ability to accurately assess and respond to market demand in the electric vehicle and golf industries;
●	our ability to compete effectively in our chosen markets;
●	consumer willingness to accept and adopt the use of our products;
●	the anticipated reliability and performance of our product offerings;
●	our ability to attract and retain qualified employees and key personnel;
●	our ability to maintain, protect and enhance our intellectual property; and
●	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company.

Readers are cautioned that the foregoing list is not exhaustive of all factors and assumptions, which may have been used.

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

Business Overview

When used in the Annual Report, the terms “Company,” “we,” “our,” “us,” “DSG,” or “VTS” mean DSG Global, Inc., its subsidiary Vantage Tag Systems Inc., and its wholly owned subsidiaries DSG Tag Systems International, Ltd. and Imperium Motor Company (“Imperium”).

DSG Global Inc. is a technology development company based in Surrey, British Columbia, Canada, engaged in the design, manufacture, and marketing of fleet management solutions for the golf industry, as well as commercial, government and military applications. In 2020, we established an electric vehicle marketing and distribution division, Imperium Motor Company. The principal activities of our fleet management and golf division are the development, sale and rental of GPS tracking devices and interfaces for golf vehicles, and related support services. More recently, we are developing the PACER line of single passenger golf carts. Meanwhile, our electric vehicle division is engaged in the importation, marketing and distribution of a range a low-speed and high-speed electric passenger vehicles for commuter, family, commercial, and public use.

We were founded by a group of individuals who have dedicated their careers to fleet management technologies and have been at the forefront of the industry’s most innovative developments. Our executive team has over 50 years of experience in the design and manufacture of wireless, GPS, and fleet tracking solutions, and over 40 years automotive retail, wholesale, distribution, and manufacturing.

Our principal executive office is located at 207 - 15272 Croydon Drive Surrey, British Columbia, V3Z 0Z5, Canada. The telephone number at our principal executive office is 1 (877) 589-8806. Our electric vehicle division, Imperium Motor Company, is headquartered at our Imperium Experience Center, Located at 4670 Central Way, Suite D, Fairfield, CA 95605. Imperium’s telephone number is 1 (707) 266-7575. The Company’s stock symbol is DSGT.

Corporate History

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

On March 26, 2019, we effected a reverse stock split of our authorized and issued and outstanding shares of common stock on a four thousand (4,000) for one (1) basis. Upon effect of the reverse split, our authorized capital decreased from 3,000,000,000 pre-reverse split shares of common stock to 750,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock decreased from 2,761,333,254 pre-reverse split to 690,403 shares of common stock, all with a par value of $0.001. Our outstanding shares of Preferred Stock remain unchanged. This Form 10-K gives retroactive effect to such reverse stock split named above and all share and per share amounts have been adjusted accordingly, unless otherwise noted.

Subsequent to the closing of the share exchange agreement with DSG Tag Systems, Inc. (“DSG TAG”), we adopted the business and operations of DSG TAG. DSG TAG is now known as Vantage Tag Systems, Inc. (“VTS”).

Recent Business Developments

Fleet Management and Golf Division

We have developed the TAG suite of products that we believe is the first completely modular fleet management solution for the golf industry. The TAG suite of products is currently sold and installed around the world in golf facilities, and in commercial settings, through a network of established distributors and in partnership with some of the most notable brands in fleet and equipment manufacture.

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

The TAG system fills a void in the marketplace by offering a modular structure that allows the customer to customize their system to meet desired functionality and budget constraints. In addition to the core TAG system vehicle control functionality, which can operate independently, we offer two golfer information display systems — the alphanumeric INFINITY 7” and high-definition INFINITY XL 12” — providing the operator with two display options which is unique in the industry.

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

In order to successfully deliver products, increase sales, and maintain customer satisfaction, we need to have a reliable supplier of our hardware units and components at competitive prices. Presently, we source our INFINITY XL 12” units from one supplier in China and our TAG units from one supplier in the United Kingdom. We have recently established a new relationship with a supplier for our INFINITY XL 12” units in China to provide us with higher quality, newer technology at competitive pricing. We are also exploring the opportunity of a partnership with a US manufacturer.

PACER Golf Cart Line

In 2020, DSG/Vantage Tag was working with manufacturers in China to develop and launch our planned single rider “PACER” golf carts for a 2021 launch. After testing several prototypes and consulting with industry leaders and partners, we have delayed launch of the PACER in order to undertake PACER manufacturing in North America, under the close supervision of our designers and marketing partners, and in proximity to our largest anticipated customer base. We believe this decision will allow us to produce an industry-leading product, maintain quality control, reduce fulfillment delays and capitalize on manufacturing synergies between our divisions. We anticipate that we will secure PACER manufacturing capacity within 90 days based on general availability of commercial space and labor. We continue to proceed with PACER sales development and during this transition.

Electric Vehicle Division

On October 2, 2019, we entered into an exclusive cooperation agreement dated September 17, 2019 with Zhejiang Jonway Group Co., Ltd. (“Jonway Group”), a leading manufacturer of electric vehicles in China. Pursuant to the Agreement, we have received the exclusive right to purchase, homologate, and distribute Jonway Group’s range of electric low speed vehicles in the Americas (including the United States, Canada, Mexico and the Caribbean) for a term of 10 years. The distribution rights are subject to the inspection and approval of eligible vehicles by the Company.

Pursuant to the Agreement, the Company was to place an initial order of 17 sample vehicles by January 30, 2020. The sample vehicles are for homologation purposes and subject to inspection and approval by the Company. The initial order was delayed by mutual agreement due to manufacturing and shipping delays resulting from COVID-19. However, as at the date of this Annual Report, the initial order of 17 vehicles has been placed and fulfilled. We have since approved and are currently homologating the vehicles for conformance with North America road & safety standards. The written agreement between Jonway Group and the Company does not specify what percentage of each vehicle purchase price is payable upon order placement. Currently, the parties have agreed to a 30% payment upon order placement with the balance payable upon shipping.

On February 4, 2020, we announced the establishment of our automotive subsidiary, Imperium Motor Company®, and a planned Electric Vehicle (EV) Experience Centre in California. Imperium Motor Company was incorporated in the State of Nevada on September 10, 2020.

On August 21, 2020, we announced the opening of our Electric Vehicle Experience and Training Center located in Fairfield, California, where we plan to offer a range of electric vehicles at the EV Vehicle Experience Centre and to provide dealer support, training, and education.

On October 5, 2020, through Imperium Motor Corp., we entered into a Memorandum of Understanding dated September 10, 2020 with Skywell Shenzen Vehicles Co. Ltd. aka Skywell New Energy Automobile Group Co., Ltd. (“Skywell”), a leading manufacturer of electric vehicles in China. Pursuant to the Memorandum of Understanding, Imperium has received the exclusive right, subject to placement of an initial vehicle order and corresponding payment to Skywell, to purchase, homologate, and distribute Skywell’s range of ET5 electric sport utility vehicles in North America and the Caribbean. The Memorandum of Understanding, while stated to be non-binding, provides for the conclusion of a definitive agreement by the parties following the placement of an initial vehicle order by the Company. The definitive agreement was to have a minimum term of 3 years, and will renew automatically for successive 3-year terms, subject to the right of each party to terminate the agreement by giving 30 days notice prior to renewal.

Effective February 9, 2021, we entered into a definitive OEM Cooperation Agreement with Skywell dated February 5, 2021, which agreement modifies and replaces the Memorandum of Understanding. Pursuant to the OEM Cooperation Agreement, Skywell has granted to the Company the exclusive right to distribute Skywell’s electric passenger cars, trucks (including but not limited to the ET5 sport utility vehicle), buses and spare parts in the United States and Canada for a term of 5 years. In order to maintain the distributions rights accorded by the agreement, the Company must purchase and deliver 1,000 units within the first year of the term, 2,000 units in the second year, 3,000 units in the third year, 4,000 units in the fourth year, and 5,000 units in the fifth and final year of the term. Skywell may terminate the agreement in its distribution with 30 days’ notice if the Company fails to satisfy sales quotas. Product price, terms of payment and logistical matters are subject to the ongoing approval and agreement of the parties from time to time.

Effective February 15, 2021, we entered into a Cooperation Agreement with Rumble Motors, a manufacturer and distributor of electric bikes and other vehicles. Pursuant to the Cooperation Agreement, Rumble has granted to the Company the exclusive right to distribute the Rumble Rover, Rumble Air, and other electric bikes in India, Pakistan, Bangladesh, the United States, Canada, Mexico and the Caribbean for a term of 5 years. The Rumble vehicles remain subject to the Company’s testing, approval, and homologation in the respective territories.

Other Recent Developments

On September 30, 2020, the Company entered into an Exchange Agreement to settle outstanding convertible debt and accrued interest in exchange for 2,347 shares of Series C preferred shares with an aggregate carrying amount of $2,348,208. The shares were issued on October 14, 2020.

On September 30, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) whereby the Company agrees to sell and the Purchaser agrees to purchase, in a series of closings (the “Closings”), up to 200 shares of Series C preferred shares at a price of $1,000 per share. At the First Closing, the Company agrees to issue 250 shares of Series C preferred shares, representing 200 Purchased Shares and 50 Commitment Shares, the First Closing shares were issued on October 14, 2020. The Second Closing occurred on November 6, 2020 for 300 Series C preferred shares for gross proceeds of $300,000. The Third Closing occurred on December 7, 2020 for 200 Series C preferred shares for gross proceeds of $200,000.

On October 21, 2020, the Company entered into an Advisory Services Agreement with a third party for an initial term of nine (9) months, and which may be renewed for an additional nine (9) month term upon mutual written agreement, whereby the Company agreed to issue 500,000 common shares for services valued at $100,000. Additionally, the Company entered into a Data Delivery Agreement with the same third party for the delivery of 1,500,000 sector-specific data records, on a non-exclusive basis, whereby the Company agreed to issue 1,500,000 common shares for data records valued at $300,000. The Company cannot assign, transfer, share or in any other manner allow another party to use the data, The Company issued 2,000,000 common shares on October 30, 2020 in full and final settlement of these agreements.

On October 26, 2020, the Company amended an Investor Relations Agreement, originally dated April 17, 2020, with a third party for a term of one year, ending on October 3, 2021. In exchange for investor relations services, the Company agreed to issue 100 Series B preferred shares convertible into 1,000,000 shares of common share and to grant 1,000,000 warrants exercisable for a period of three years at an exercise price of $0.25. The aggregate fair value of the agreement was determined to be $1,503,676, with a portion equal to $163,676 allocated to the warrants. The Company issued the Series B preferred shares on January 18, 2021.

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

On November 10, 2020, the Company paid cash of $100,000, pursuant to a Settlement Agreement (the “Settlement Agreement”), in full and final satisfaction of $110,740 in outstanding principal and accrued interest on a convertible note and corresponding pending litigation.

On December 23, 2020, the Company entered into a two-year redeemable stock purchase agreement (the “Series F SPA”) with a third party for the purchase of shares of the Company’s Series F Preferred Stock (“Series F”) at a price of $1,000 per share. In addition, the Company agreed to issued 3,000,000 Warrants, exercisable into one common share per Warrant at an exercise price of $0.50, for a term of 5 years and are not eligible for cashless exercise. On the date of the SPA, the third party purchased 1,500 shares of Series F in exchange for $1,500,000. Further, under the terms of the SPA, the third party agreed to purchase an additional 1,500 shares of Series F upon the filing by the Company of a registration statement with the Securities and Exchange Commission (the “Registration Statement”) registering the shares underlying the Series F and underlying the Warrants. At the Company’s request, the third party agrees to purchase an additional 1,000 shares of Series F every thirty days (an “Additional Closing”) as long as the Registration Statement remains effective and the Company’s average daily trading volume for the third trading days prior to an Additional Closing is at least $500,000 per day.

On December 23, 2020, the Company agreed to issue 300,000 restricted common shares at a fair value of $0.525 per share in exchange for legal services rendered.

On December 30, 2020, the Company entered into an Assignment of Debt agreement, whereby the Company agreed to issue 300,000 common shares priced at $1.26 in full and final satisfaction of $378,000 in outstanding debt. The shares were issued subsequently on February 9, 2021.

On December 30, 2020, the Company entered into an Assignment of Debt agreement, whereby the Company agreed to issue 35,148 common shares priced at $0.885 in full and final satisfaction of $31,106 (CDN$39,600) in outstanding debt for accounting services rendered. The shares were issued subsequently on February 9, 2021.

On December 31, 2020, the Company entered into a Debt Conversion and Settlement agreement whereby the Company agreed to issue 375,000 shares of common stock and 250,000 two-year warrants convertible to common shares at $1.00 per shares in full and final settlement of $1,097,4900 in outstanding principal debt and accrued interest. The shares were issued subsequently on February 11, 2021.

On December 31, 2020, the Company entered into a Debt Settlement agreement whereby the Company agreed to pay cash of $250,000 and issue 200,000 shares of common stock in full and final settlement of $321,243 in outstanding convertible debt and accrued interest. The Company paid $250,000 in cash on February 11, 2021 and the shares were issued subsequently on February 19, 2021.

On January 5, 2021, the Company issued 3,264,285 shares of common stock in full and final settlement of outstanding principal in the aggregate amount of $111,184 for two debt settlement agreements dated May 15,2020 and September 8, 2020, respectively.

On January 26, 2021, the Company entered into a Consulting Services agreement whereby the Company agreed to issue 150,000 shares of restricted common stock as a commencement bonus upon execution of the agreement and in exchange for consulting services.

On January 29, 2021, the Company issued a preliminary prospectus (the “Registration Statement”) to offer and sell up to 10,000,000 shares of common stock, which will consist of up to 3,000,000 shares of common stock issuable upon exercise of outstanding warrants to purchase shares of common stock and up to 7,000,000 shares of common stock upon conversion of certain shares of Series F Preferred Stock of the Company.

Our Business

DSG Global Inc. is a technology development company based in Surrey, British Columbia, Canada, engaged in the design, manufacture, and marketing of fleet management solutions for the golf industry, as well as commercial, government and military applications. In 2020, we established an electric vehicle marketing and distribution division, Imperium Motor Company. The principal activities of our fleet management and golf division are the development, sale and rental of GPS tracking devices and interfaces for golf vehicles, and related support services. More recently, we are developing the PACER line of single passenger golf carts. Meanwhile, our electric vehicle division is engaged in the importation, marketing and distribution of a range a low-speed and high-speed electric passenger vehicles for commuter, family, commercial, and public use.

Imperium Motor Company – Electric Vehicle Division

Company Overview

Imperium Motor Company (“Imperium”) is a global technology company - specializing in fleet management, vehicle charging network, lithium air battery development, and marketing and distribution of electric vehicles.

Market Overview

e-Rickshaw Potential:

●	Global three wheelers market is projected to reach $39.9 billion by 2024.
●	11,00 new e-Rickshaws hit the streets every month, with annual sales expected to increase about nine percent (9%) by 2021.
●	Research on car-data-monetization trends and characteristics suggests that this value pool could be as large as $750 billion by 2030.

Low Speed Electric Vehicles (LSEV)

●	The global market size for LSEVs is expected to reach $68B by 2025.
●	Imperium LSEV and HSEV sales are on track to reach $40 million by 2021.

High Speed Electric Vehicles (HSEV)

●	The global electric vehicle market size was valued at $11.9B in 2017 and is projected to reach $56.7B by 2025, growing at a CAGR of 22.3% from 2018 to 2025.
●	Imperium LSEV and HSEV sales are on track to reach $40 million by 2021.

Production Partners

Zhejiang Jonway Automobile Co.

Imperium has exclusive distribution rights in the United States, Canada, Mexico and the Carribean for Jonway built EVs.

Zhejiang Jonway Automobile Co., Ltd (“Jonway”) began manufacturing in May 2003. The Taizhou city, Zhejiang province manufacturing plant has an area of 57.3 hectares with more than 800 employees. It has invested more than 600 million RMB in producing the three and five-door SUVs, with a capacity to produce up to 30,000 units per year. The manufacturing operations include pressing, welding, painting and assembling lines. It has also gained the TS16949:2009, GCC, SASO, SONCAP and CCC certification. Jonway offers a network of more than 500 auto dealerships in China alone and has started a distribution network in Italy.

As a national first-class production enterprise, Jonway has passed the ISO 9001 quality management system certification, the product has passed the European certification and the American DOT, EPA certification, and has been exported to more than 80 countries in the world. Jonway has announced its third assembly plant in the city of Xuzhou, China.

Skywell New Energy Automobile Group Co. Ltd.

Sky-well New Energy Automobile Group Co. Ltd. was founded in 2011. Primarily engaged in the manufacturing and sales of large, medium and light buses, passenger cars and related components, it has gradually become a leading enterprise of China’s new energy automobile industry. By the end of 2016, the total assets of the company were 7.838 billion Yuan, with the net assets of 1.429 billion Yuan.

Skywell owns Nanjing Jinlong Bus Manufacturing Co., Ltd., Wuhan Sky-well New Energy Automobile Co., Ltd., Shenzhen Sky-well Automobile Co., Ltd, Nanjing Sky Source World Power Technology Co., Ltd and Qingdao Sky-well New Energy Automobile Group Co. Ltd. Its products include the 3.6-18 m series of electric passenger cars and passenger vehicles, which are widely sold in many countries and regions in Southeast Asia and widely used in public transport, tourism, commuting, leasing and other markets. Skywell is also one of the first companies to enter the clean energy bus industry. Known for its emphasis on technology research and development, its skilled workforce, its innovative designs and high-quality products, it has achieved excellent results. Since 2014, Skywell has ranked as the leading seller of new energy passenger cars in the China.

Skywell has granted to the Company the exclusive right to distribute Skywell’s electric passenger cars, trucks (including but not limited to the ET5 sport utility vehicle), buses and spare parts in the United States and Canada for a term of 5 years.

Electric Vehicle Market Overview

United States

The number of electric vehicles (EVs) on U.S. roads is projected to reach 18.7 million in 2030, up from 1 million at the end of 2018. This is about 7% of the 259 million vehicles (cars and light trucks) expected to be on U.S. roads in 2030. EV sales in the United States were up 79% in 2018 while global EV sales grew 64% in the same year.

Canada

Sales for 2018 were over 150% higher than 2017 and saw more EVs sold across the country in 2018 than in the previous three years combined. Nearly 3% of all new vehicles are electric, a higher rate than in the United States.

Mexico

EV sales in Latin America increased by 90% in 2018 due to growing demand in Mexico, Colombia and Costa Rica. While the LatAm EV market is far smaller than East Asia, Europe and North America, accounting for less than 1% of global EV sales in 2018, it is starting to grow thanks to a handful of incentives and targets. Mexico and Costa Rica, for example, exempt EVs from numerous taxes while Colombia has an ambitious target of 600,000 EVs on its roads by 2030.

Companies are also increasing their activity. BYD Co. now sells electric buses across the region and Tesla Inc. recently launched its best-selling Model 3 in Mexico.

Caribbean

While most Caribbean islands are rapidly modernizing their electric grids, the modernization of transportation systems has lagged. Is change in the air? In November, the government of Bermuda signed a memorandum of understanding with the Rocky Mountain Institute (RMI), embracing a plan to fully transition the island’s transportation sector to EVs.

The case for EVs is strong in Bermuda, as it is across the Caribbean. With predominantly flat terrain and driving distances that are short enough to eliminate “range anxiety,” EVs make perfect sense.

Caribbean nations are uniquely positioned to reap major benefits from EVs with the abundance of sunshine that could provide renewable solar power on a significant scale. EV adoption would also reduce reliance on fuel imports, which creates extreme economic vulnerability linked to oil price fluctuations as well as contribute to disaster resilience through energy storage—EV batteries can serve as backup power sources during hurricanes.

Imperium Motor Company Experience Center

Our Imperium Electric Vehicle Northern California Experience Center is located in Fairfield, Solano County, California. Solano County is situated between two of the largest Electric Vehicle markets in California, the San Francisco Bay Area and Greater Sacramento with a combined population of over 10 million people. California is historically the top EV sales volume state with 50% of sales within the United States. The building sits right next to the crossroads of Freeway 80 and Freeway 680 in one of the best economic areas in the nation.

The Experience Center will feature the various models of new Electric Cars, Trucks, Vans, UTVs, ATVs and Scooters arriving soon from the manufacturer. The new building will not only display our new selection of Electric Vehicles but will also host the center for Dealer training and Parts and Service support.

Imperium Distribution Network

We are currently marketing and offering direct sales of our electric vehicles at our Imperium Motor Company Experience Center. However, it is our objective to establish a network of experienced, authorized automotive dealers across the United States and throughout our territory. We are currently recruiting and vetting applicant dealerships and expect to announce our inaugural group of authorized dealers in 2021.

Imperium’s Green Story

Gas powered combustion engines are not the future of transportation, they are the past. Our line of electric vehicles produces no emissions, almost no heat, little noise, and can be fully powered by renewable electricity producing resources like solar and wind energy. Imperium intends to offer a combination solar/wind home charging station for a 100% sustainable, 100% zero carbon solution.

Imperium EV Passenger Vehicles

IMPERIUM ET5 by Skywell

●	SEATING for five passengers
●	MOTOR 150 kW max power
●	SPEED up to 150 kp/h
●	RANGE up to 404 km or 520 km NEDC estimate
●	BATTERY 55.33 or 71.98 kWh Li-ion
●	EQUIPPED with Automatic Transmission, Air Conditioning, Heater, Power Windows, Power Door Locks, Rear Camera, Push Button Start, Alloy Wheels, Am-Fm USB/SD Stereo and more

IMPERIUM Terra-e by ZXAUTO in development

●	SEATING for five passengers
●	MOTOR 135 kW max power
●	SPEED up to 145 kp/h
●	RANGE up to 322 to 435 km estimate
●	BATTERY 53.84 or 75.22 kWh Li-ion
●	EQUIPPED with Automatic Transmission, Air Conditioning, Heater, Power Windows, Power Door Locks, Rear Camera, Push Button Start, Alloy Wheels, Am-Fm USB/SD Stereo and more

IMPERIUM W Coupe

●	SEATING for four and Unibody Construction
●	MOTOR 4.5 kW or optional 7.5 kW Brushless DC Motor available
●	SPEED of 40 km/h for LSV model or 75 km/h for mid speed model
●	RANGE of up to 120km on Lead Acid Battery Pack or up to 150km with optional Lithium Battery Pack
●	BATTERY 72-volt 720 Ah Battery Power with Lead Acid or Optional Lithium Battery Pack available
●	EQUIPPED with Automatic Transmission, Air Conditioning, Heater, Power Windows, Power Door Locks, Rear Camera, Push Button Start, Alloy Wheels, Am-Fm USB/SD Stereo and more

IMPERIUM Maxi “SUV” Style

●	SEATING for four with Steel Safety Cell Construction
●	MOTOR 4.5 kW or optional 7.5 kW Brushless DC Motor available
●	SPEED up to 40 km/h for LSV model or 60 km/h for mid speed model
●	RANGE up to 120 km on Lead Acid Battery Pack or up to 150 km with optional Lithium Battery Pack
●	BATTERY 72-volt 720 Ah with Lead Acid or Optional Lithium Battery Pack available
●	EQUIPPED with Automatic Transmission, Alloy Wheels, Air Conditioning, Heater, Power Windows, Power Door Locks, Rear Camera, Push Button Start, Am-Fm USB/SD Stereo, Rear Mounted Spare Tire and more

IMPERIUM Maxi Sport Sedan

●	SEATING for four with Steel Safety Cell Construction
●	MOTOR 4.5 kW or optional 7.5 kW Brushless DC Motor available
●	SPEED up to 40 km/h for LSV model or 60 km/h for mid speed model
●	RANGE up to 120 km on Lead Acid Battery Pack or up to 150 km with optional Lithium Battery Pack
●	BATTERY 72-volt 720 Ah with Lead Acid or Optional Lithium Battery Pack available
●	EQUIPPED with Automatic Transmission, Alloy Wheels, Air Conditioning, Heater, Power Windows, Power Door Locks, Rear Camera, Push Button Start, Am-Fm USB/SD Stereo, Rear Mounted Spare Tire and more

IMPERIUM Euro Coupe

●	SEATING for four with Steel Safety Cell Construction
●	MOTOR 4.5 kW to 7.5 kW Brushless DC
●	SPEED of up to 45 km/h or up to 55 km/h with optional Performance Package
●	RANGE up to 120 km on a single charge
●	BATTERY 60-volt 600 Ah Maintenance Free Lead Acid or Lithium Battery Pack with Optional Performance Package
●	EQUIPPED with Automatic Transmission, Alloy Wheels, Air Conditioning, Heater, Power Windows, Power Door Locks, Rear Camera, Push Button Start, Rear Hatch Am-Fm USB/SD Stereo and more

IMPERIUM Urbee 4S

●	SEATING for four with Steel Safety Cell Construction
●	MOTOR 4.5 kW Brushless DC
●	SPEED up to 40 km/h
●	RANGE up to 120 km on a single charge
●	BATTERY 60-volt 600 Ah Maintenance Free Lead Acid
●	EQUIPPED with Alloy Wheels, Sunroof, Rear Locking Trunk Heater, Power Windows, Optional Air Conditioning, Alloy Wheels, Am-Fm USB/SD Stereo and more

IMPERIUM Urbee 2S

●	SEATING for two with Steel Safety Cell Construction
●	MOTOR 2.8 kW or optional 4.0 kW Brushless DC
●	SPEED up to 55 km/h
●	RANGE up to 140 km on a single charge
●	BATTERY 60-volt 600 Ah Maintenance Free Lead Acid
●	EQUIPPED with Sunroof, Lockable Rear Trunk, Heater, Power Windows, Optional Air Conditioning, Alloy Wheels, Am-Fm USB/SD Stereo and more

IMPERIUM Urbee Cargo Van

●	SEATING for two with Steel Safety Cell Construction
●	MOTOR 4.5 kW Brushless DC Motor Standard
●	SPEED up to 45 km/h
●	RANGE up to 120 km on a single charge
●	BATTERY 60-volt 600 Ah Maintenance Free Lead Acid
●	EQUIPPED with Large All Steel Locking Cargo Box with Dual Doors, Heater, Power Windows, Optional Air Conditioning, Alloy Wheels, Am-Fm USB/SD Stereo and more

东风·时空A08 纯电动汽车
4006-120-300
时空电动汽车
SKIO MATRIX
EV
总质量2285KG
高工锂电

IMPERIUM Five Star Van

●	SEATING for two or five Passengers for Cargo Van
●	MOTOR up to 18 kW and 320 volt rated
●	SPEED up to 55 km/h for LSV and 100 km/h for Mid Speed Model
●	RANGE up to 150 km for Lead Acid Battery Pack or up to 300 km with optional Lithium Battery Pack
●	BATTERY Quick Change Swappable Battery Packs with level one, two and optional level 3 DC Fast Charging
●	EQUIPPED with Dual Air Conditioning, Heater, Power Windows, Power Door Locks, Am-Fm USB/SD Stereo and more

IMPERIUM T-Truck

●	READY for the road or use inside a warehouse with no tailpipe emissions
●	CARGO BED with fold down sides and tailgate
●	PERSONAL transportation or commercial ready
●	MOTOR 2.0 kW Permanent Magnet DC
●	ADJUSTABLE SPEED up to 55 kp/h
●	BATTERY Maintenance Free Lead Acid or optional Lithium
●	EQUIPPED with Alloy Wheels and Radial Tires, Full Lighting, Turn Signals, Windshield Wiper, Motorcycle Style Front Controls and more

IMPERIUM T-Van

●	READY for the road or use inside a warehouse with no tailpipe emissions
●	STEEL VAN BOX with HD locking dual doors
●	PERSONAL transportation or commercial use
●	MOTOR 2.0 kW Permanent Magnet DC
●	ADJUSTABLE SPEED up to 55 kp/h
●	BATTERY Maintenance Free Lead Acid or optional Lithium
●	EQUIPPED with Alloy Wheels and Radial Tires, Full Lighting, Turn Signals, Windshield Wiper, Motorcycle Style Front Controls and more

IMPERIUM e-Trike

●	SEATING for three passengers or Taxi open style model
●	MOTOR .08 kW Permanent Magnet DC with optional 1 kW Motor Available
●	SPEED up to 25 km/h
●	RANGE up to 80 km
●	BATTERY 60V 225 Ah Maintenance Free Lead Acid
●	EQUIPPED with Auto Trans, Stereo, Heater, Alloy Wheels, Full or Half Doors, DOT Lighting, Turn Signals and more

IMPERIUM e-Rickshaw Extended Deluxe

●	SEATING for six
●	MOTOR 1.5kW or optional 2.0kW Permanent Magnet Motor
●	SPEED 32 km/h
●	RANGE 60 km or 80 km with optional Battery
●	BATTERY 45Ah or 60Ah Optional Colloid Battery Maintenance Free
●	E-TAXI style with side seating, roof rack, stereo, alloy wheels, safety steel frame and more

Imp-Moto Product Lineup

●	Full Lineup of Electric Scooters, ATVs, UTVs and Motorbikes
●	Lithium Battery power available on most models
●	Off-Road or on road models
●	Low Maintenance EV Units
●	Units for most every purpose including specialized delivery models and ride share Scooters with quick change battery packs

Competition in the EV Market

The EV market is highly competitive and evolving rapidly, with new manufacturers and distributors consistently entering the industry to satisfy actual and expected growth in the demand for competitively priced vehicles. As a result, we expect that we will experience significant competition from new and established manufacturers, marketers and distributors. These include niche manufacturers of specialty electric vehicles, and large established manufacturers of automobiles. These, including manufacturers of EVs such as the Tesla Model S, the Chevrolet Volt and the Nissan Leaf.

Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do. In addition, almost all of these companies have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively.

DSG Technologies and Products—Fleet Management and Golf Division

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

VTS is giving fleet operator’s new capabilities to track and control their vehicles through the new INFINITY XL system and the new 3G-4G TAG. We have developed in-house a proprietary combination of hardware and software that is marketed around the world as the INFINITY TAG system. We have primarily focused on the golf industry where the TAG system is deployed to help golf course operators manage their fleet of golf carts, turf equipment, and utility vehicles. We are a leader in the category of fleet management in the golf industry and were awarded “Best Technology of the Year” in 2010 by Boardroom magazine, a publication of the National Golf Course Owners Association. To date, the TAG system is installed on vehicles around the world and has been used to monitor millions of rounds of golf.

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

The primary market for our TAG system is the golf industry, with over 40,000 golf operations worldwide. While the golf industry remains the primary focus of our sales and marketing efforts, we have completed several successful pilots of the TAG system in other markets such as agriculture and commercial fleet operations. With appropriate resources, we intend to expand our sales and marketing efforts into these new markets.

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

Our most recent product that is used to increase the pace of play on the course by up to 90 minutes per round is the RAPTOR. Our 3- wheel single rider cart allows the course to revenue share with VTS as the RAPTOR is put on the course free of charge and then allows the course to revenue share with VTS along the way. Each seat is rented to the customers for a minimum of $25 per round.

In order to successfully deliver products, increase sales, and maintain customer satisfaction, we need to have a reliable supplier of our hardware units and components at competitive prices. Presently, we source our TAG and INFINITY fleet from a Fortune 200 company in North America who has manufacturing in China and our RAPTORS from a supplier in the United Kingdom and Asia. This new relationship that has been established provides us with higher quality, newer technology at competitive pricing.

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

The VTS TAG System is designed from the ground up to be a golf/turf vehicle fleet management system. Its main function is addressing the golf course operator needs. While employing same core technology (cellular wireless and GPS) as traditional commercial vehicle fleet management systems, DSG has created patent pending solutions to adapt it to the very specific requirements of the golf environment. Compared to mainstream fleet tracking products, DSG collects 10 to 50 times more data points per MB (megabyte) of cellular data due to its proprietary data collection and compression algorithms. Also, the relative positioning accuracy is improved by almost one order of magnitude by the use of application-specific geo-data validation and correction methods.

DSG’s proprietary methods make it possible to offer a solution suitable for use on golf courses at a price low enough to be affordable in the industry. Every system component incorporates state-of-the-art technology (server, mobile trackers, display). In developing its products VTS TAG Systems has adopted an application-oriented approach placing the most emphasis (and research & development) on server and end-user software by taking advantage of the commodity level reached by mainstream technologies such as Global Positioning (GPS) and M2M (Machine to Machine) Cellular Data in the wider context of Commercial Fleet Management.

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

The web-based Software-as-a-Service (SaaS) model used by VTS TAG System is optimal for low operating and support costs and rapid-cycle release for software updates. It is also a major factor in eliminating or substantially reducing the need for any end-user premises equipment. Customers have access to the service through any internet connected computer or mobile device, there is no need for a local wireless network on the facility and installation time and cost are minimal.

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

The latest addition to the TAG family of products, the TAG INFINITY is a perfect example of this development philosophy in action: the main component is a last-generation Android tablet PC wrapped in a custom designed outdoor enclosure containing the power supply and interface components required for the golf environment. The software application is taking advantage of all the advanced high-resolution graphics, touch user interface and computing power of the Android OS delivering a vastly superior user experience compared to competitive systems. The time to market for this product was 30% of how long it took to develop and launch this type of products in the past.

The TAG Control Unit

The company’s flagship product is the TAG Control unit. The TAG can operate as a “stand alone” unit or with one of two displays; the INFINITY 7” alphanumeric display or the INFINITY high definition “touch activated” screen. The TAG is GPS enabled and communicates with the TAG software using cellular GSM networks. Utilizing the cellular networks rather than erecting a local Wi-Fi network assures carrier grade uptime, and vehicle tracking “off- property”. GSM is the de facto global standard for mobile communications.

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

Features and Benefits:

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

INFINITY 7” Display

The INFINITY 7” is paired with the TAG Control unit as DSG’s entry level display system for operators who desire to provide basic hole distance information and messaging to the golf customer. The INFINITY 7” is a very cost-effective solution for operators who desire to give their customers GPS services with the benefits of a Fleet Management back end. The INFINITY 7” can be mounted on the steering column or the dash depending on the customer’s preference.

VTS’s entry level alphanumeric golf information display

Features and Benefits:

●	Hole information display

●	Yardage displays for front, middle, back locations of the pin

●	Messaging capabilities – to individual carts or fleet broadcast

●	Zone violation warnings

●	Pace of Play notifications

●	Smart battery technology to prevent power drain

●	Versatile mounting option

INFINITY XL 12” Display

The INFINITY XL 12” is a solution for operators who desire to provide a high-level visual information experience to their customers. The INFINITY XL 12” is a high definition “Infinity XL 12” “ activated display screen mounted in the golf cart integrated with the TAG Control unit to provide a full back/front end Fleet Management solution. The INFINITY XL 12” displays hole graphics, yardage, and detailed course information to the golfer and provides interactive features such as Food and Beverage ordering and scorekeeping.

The industry leading Infinity XL 12” HD – the most sophisticated display in the market.

Features and Benefits:

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

PROGRAMMATIC Advertising Platform

A unique feature of the INFINITY XL 12” system is the advertising display capability. This can be used by the operator for internal promotion of services or for generating revenue by selling the ad real estate since the golf demographic is very desirable to advertisers. The INFINITY XL 12” displays banner, panel, full page, pro tip, and Green view ads. There is also ad real estate on the interactive feature screens for Food and Beverage ordering and the scorecard. The Infinity XL 12” System can also display animated GIF files or play video for added impact.

VIDEO ADVERTISING

3D FLY OVER

BLUETOOTH CAPABLE

Learn more
322
289
240
1
par 4
6:33 PM
1min.
4min.
ORDER F&B
TIP
SCORECARD
GREENVIEW
312
yards to center
FLYOVERS
MENU
MLB
Marlins
0
Nationals
1
FINAL

ADVANCED SCORE CARD

FOOD AND BEVERAGE ORDERING

INSTANT LAY UP YARDAGE

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

DSG R3 Advertising Platform

The DSG R3 program delivers advance ROI (Revenue Optimization Intelligence). Utilizing all streams of advertising delivery, such as automated, direct, and self-serve. The R3 program has the ability to deliver relevant advertising to golfers the moment they sit in the cart. The R3 model is more effective than the previous advertising model of ‘One to One’, these are local ads only sold through direct sales by courses, or 3 rd party advertising sales firms. The new R3 model offers ‘Many to one’ advertising options, delivering thousands of national, regional, and local advertisers an opportunity to advertise on our screens through our R3 Marketplace.

Previous ‘One to One’ model vs the new R3 model ‘Many to One’

TAG TURF/ECO TAG

The TAG Turf and the new ECO TAG were developed to give course operators the same back end management features for their turf equipment and utility vehicles. Turf equipment is expensive, and a single piece can run over $100,000 and represents a large portion of a golf course operating budget. The TAG Turf and ECO TAG have comprehensive reporting that the operator can utilize to implement programs that can increase efficiencies, reduce labor costs, help lower idle times, provide fuel consumption and equipment performance, provide historical data on cutting patterns, and reduce pollution from emissions by monitoring idle times. Since the golf course needs to be maintained regardless of volume these cost saving measures directly impact the operator’s bottom line.

Features and Benefits:

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

Systems Sales Revenue, which consists of the sales price paid by those customers who purchase our TAG system hardware lease our TAG system hardware.

Monthly Service Fees are paid by all customers for the wireless data fee charges required to operate the GPS tracking on the TAG systems.

Monthly Rental Fees are paid by those customers that rent the TAG system hardware. The amount of a customer’s monthly payment varies based on the type of equipment rented (a TAG, a TAG and INFINITY 7”, or a TAG and INFINITY XL 12”).

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

Our revenue recognition policies are discussed in more detail under “Note 2 – Summary of Significant Accounting Policies” in the notes to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Markets

Sales and Marketing Plan

The market for the TAG System is the worldwide golf cart and Turf equipment fleets. There are 40,000 golf courses around the world with North America being the largest individual market with 20,000. This represents over 3,000,000 vehicles. The golf market has five distinct types of operations. Municipal, Private Country Clubs, Destination Resorts, Public Commercial, Military and University affiliated. VTS has deployed and has case studies developed TAG systems in each of these categories.

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

Currently DSG is focused on expanding in Europe, Asia and South Africa. The Company plans to expand next into Australia, New Zealand and Latin America.

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

Our primary competitor in the field of golf course fleet management is GPS Industries, a company that was founded in 1996 by our sole officer, founder and one of our directors, Mr. Bob Silzer. GPS Industries is currently the largest player in the marketplace with an installed base of approximately 750 golf courses worldwide. GPS Industries was consolidated by various mergers and acquisitions with a diversity of hardware platforms and application software. Since 2009, when GPS Industries has introduced their latest product offering called the Visage, in an exclusive partnership with Club Car, their strategy has been to target mostly their existing customers and motivate them into replacing their existing, older GPS system, with the Visage system.

GPS Industries is leveraging very heavily their partnership with Club Car, which is one of the three largest golf cart manufacturers in the world and at times is benefiting from golf operators’ preference for Club Car and their vehicles when they select their management system.

Market Mix

Since the introduction of the DSG product line, we have shown golf course operators that they have now access to a budget-friendly fleet management tool that works not only on golf carts but also with all other vehicles used on the golf course such as turf maintenance, shuttles, and other utility vehicles.

Marketing studies have identified that half of the golf course operators only need a fleet management system and only 15% need a high-end GPS golf system. This illustrates the strong competitive advantage that VTS TAG Systems has versus GPS Industries since their product can only address the needs of a relatively small fraction of the marketplace.

Consequently, GPS Industries’ installed base has steadily declined since most of their new product installations have replaced older product for existing customers and some customers have opted for a lower budget system and switched over to VTS TAG Systems.

Marketing Activities

The Company has a multi-layered approach marketing the TAG suite of products. One of the foundations of this plan is attending industry trade shows which are well attended by golf operators. The two largest shows are the PGA Merchandise Show and the Golf Industry Show which are held in Florida at the end of January. The Company also attends a number of regional shows around North America. International events are attended by our distributors and partners.

The second layer of marketing is memberships in key organizations such as the National Golf Course Owners Association, Golf Course Superintendents Association, and Club Managers Association of America. These are very influential in the industry and have marketing channels such as publications, email blasts, and web-based marketing. The Company also markets directly to course operators through email, surveys direct mail programs.

Lead Generation

One of the primary sources of lead generation is through the Company’s strategic partnerships with E-Z-GO, Yamaha, and Ransomes Jacobson. These relationships provide the Company with a great deal of market intelligence. The sales forces of the partners work in tandem with the DSG sales team by passing on the leads, creating joint proposals, and distributing TAG sales material. The Company has also created co-branded materials for specific value items of interest to operators such as Pace of Play solutions. DSG sale s and marketing staff attend partner sales events to conduct training and discuss marketing strategies.

The Company is in the process of testing an internal telemarketing program in several key markets to gauge whether this particular channel warrants larger scale implementation.

Competitive Advantages

Pricing

One of the “heroes” of the TAG System is providing the course operator a range of modular fleet management options that are very competitively priced. Pricing options range from the TURF, TAG, Infinity 7”, and Infinity XL 12” System, giving the customer a wide range of pricing options.

Functional advantages

DSG has the distinctive advantage of being able to offer a true fleet management system, encompassing all the vehicles on the golf course, not just the golf carts. Due to the modular nature of the system, customers have now the option to configure their system’s configuration to match exactly their needs and their budget.

Product advantages

DSG products are the robust, reliable, and user-friendly systems in the world. DSG is the only company currently providing systems that are waterproof with internal batteries to ensure our partners retain the full golf cart manufacturer’s warranty.

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

The Company is requesting the suppliers to perform a complete set of quality testing and minimum 24 hours’ burn-in before the product is delivered. The local hardware assembler and components supplier offers a 12-month warranty. The main hardware components offshore supplier offers a warranty plan of 15 months from the date the product is shipped. With an extended 90 days beyond the current warranty, such repair service would be paid by the supplier except for component replacement costs, which would be paid by DSG.

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

Installation

The Company is utilizing a small number of its own field engineers, geographically positioned to be in close proximity of areas with high concentrations of current and future customers. Occasionally, when new installations exceed the internal capacity, the company employs a number of external contractors, on a project-by-project basis. Each contractor has been trained extensively to perform product installations and the Company has created an extensive collection of Installation Manuals for all products and vehicle types.

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

Material Contracts

On February 10, 2020, we issued a convertible promissory note in the principal amount of $119,600. The note is unsecured, bears interest at 8% per annum, is due on February 10, 2021, and is convertible into common shares of the Company, beginning 180 days from the date of the note up to maturity or repayment, at a price equal to 80% of the average of the lowest two trading prices for the common stock during the fifteen trading days before conversion. Deferred financing fees and original issuance discount on the note were $22,135.

On March 2, 2020, we issued a convertible promissory note in the principal amount of $60,950. The note is unsecured, bears interest at 8% per annum, is due on March 2, 2021, and is convertible into common shares of the Company, beginning 180 days from the date of the note up to maturity or repayment, at a price equal to 80% of the average of the lowest two trading prices for the common stock during the fifteen trading days before conversion. Deferred financing fees and original issuance discount on the note were $10,950.

On March 2, 2020, we entered into an advisory services agreement with a third party. Under the terms of this five-year agreement, the third party has agreed to provide the Company with strategic brand and business positioning, strategic marketing, concept development and ongoing strategic consulting services. In consideration of the services to be rendered by the third party, the Company has agreed to (1) make a cash payment in the amount of $350,000 payable in several tranches following the Company’s completion of future financings of the Company, and monthly payments of $10,000 following the first twelve months of the engagement, and (2) issue a five-year warrant to purchase 2,829,859 at an exercise price of $0.25 per share, upon the execution of the agreement (the “First Warrant”), and a five-year warrant to purchase such number of shares of the Company’s common stock that is equal to 10% of the Company’s shares of common stock calculated on a fully diluted basis as of the closing date of the future financing, at an exercise price per share equal to the 80% of the price of the Company’s securities in such future financing less the number of shares represented by the First Warrant. The warrants contains, among other provisions customary for the instruments of this nature, provisions pertaining to cashless exercise, and two-year piggy-back registration rights which allows the holders of the warrants to have the shares of the Company’s common stock underlying the warrants registered alongside other registrable securities of the Company, subject to underwriter cutbacks in case of underwritten public offering(s) of the Company’s securities, if any.

On April 15, 2020, we issued a convertible promissory note in the principal amount of $60,950. The note is unsecured, bears interest at 8% per annum, is due on April 15, 2021, and is convertible into common shares of the Company, beginning 180 days from the date of the note up to maturity or repayment, at a price equal to 80% of the average of the lowest two trading prices for the common stock during the fifteen trading days before conversion. Deferred financing fees and original issuance discount on the note were $10,950.

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

On August 31, 2020, we issued a convertible promissory note in the principal amount of $166,650 with a 10% original issuance discount totaling $16,650, for net proceeds of $150,000. The note is unsecured, bears interest at 10% per annum, is due and payable on demand, and is convertible into common shares of the Company, at a price equal to the lesser of (a) five cents ($0.05) per share or (b) seventy percent (70%) of the lowest traded price for the Company’s common stock during the fifteen (15) trading days preceding the relevant conversion.

On September 17, 2020, we issued a convertible promissory note in the principal amount of $288,860 with a 10% original issuance discount totaling $28,860, for net proceeds of $260,000. The note is unsecured, bears interest at 10% per annum, is due on June 17, 2021, and is convertible into common shares of the Company at a price equal to the lesser of (a) four cents ($0.04) per share or (b) seventy percent (70%) of the lowest traded price for the Company’s common stock during the fifteen (15) trading days preceding the relevant conversion.

On July 10, 2020, we signed a two-year operating lease agreement for retail, showroom and warehouse space in Fairfield, CA expiring on August 31, 2022 and with the first right of refusal for a 3–5-year lease extension, if written notice is provided prior to the expiration of the current term. The annual rent for the premises starts at $93,000. The lease includes a rent-free period with rent payments commencing on October 1, 2020.

On July 14, 2020, we signed a three-year operating lease agreement expiring on July 31, 2023 for office space in Surrey, BC with two rights to renew, each for an additional two-year term, if written notice is provided no later than 9 months prior to the expiration of the current term. The annual base rent for the premises starts at CDN$51,552, with additional rent of CDN$1,551 per month for operating expenses. The lease includes a rent-free period with rent payments commencing on November 1, 2020.

On September 30, 2020, we entered into a redeemable stock purchase agreement (the “Series C SPA”) whereby the Company agrees to sell and the Purchaser agrees to purchase, in a series of closings (the “Closings”), up to 200 shares of Series C preferred shares at a price of $1,000 per share. At the First Closing, the Company agrees to issue 250 shares of Series C preferred shares, representing 200 Purchased Shares and 50 Commitment Shares.

On October 21, 2020, we entered into an Advisory Services and Data Delivery Agreement with a third party for a term of nine (9) months, and which may be renewed for an additional nine (9) months upon mutual written agreement, whereby the Company agrees to issue 500,000 common shares for advisory services valued at $100,000 and 1,500,000 common shares valued at $300,000 for the purchase of sector-specific data records for marketing purposes.

On October 26, 2020, we entered into an amended Investor Relations Agreement with a third party for a term of twelve (months), expiring on October 3, 2021, whereby the Company agrees to issue 100 Series B preferred shares convertible into 1,000,000 common shares and 1,000,000 warrants exercisable into common shares at an exercise price of $0.25 for a period of three years.

On November 1, 2020, we entered into an Advisory Services and Consulting Agreement with a third party for a term of twelve (12) months, and which may be terminated by either party after six (6) months, whereby the Company agrees to pay a non-refundable cash consulting fee of $3,500 per month as well as consideration of an amount of restricted shares of the Company’s common stock to be determined as mutually agreed upon by the parties upon the Company’s listing on a U.S. national exchange. (Encore)

On December 23, 2020, we entered into a two-year redeemable stock purchase agreement (the “Series F SPA”) with a third party for the purchase of shares of the Company’s Series F Preferred Stock (“Series F”) at a price of $1,000 per share. In addition, the Company agreed to issued 3,000,000 Warrants, exercisable into one common share per Warrant at an exercise price of $0.50, for a term of 5 years and are not eligible for cashless exercise. On the date of the SPA, the third party purchased 1,500 shares of Series F in exchange for $1,500,000. Further, under the terms of the SPA, the third party agreed to purchase an additional 1,500 shares of Series F upon the filing by the Company of a registration statement with the Securities and Exchange Commission (the “Registration Statement”) registering the shares underlying the Series F and underlying the Warrants. At the Company’s request, the third party agrees to purchase an additional 1,000 shares of Series F every thirty days (an “Additional Closing”) as long as the Registration Statement remains effective and the Company’s average daily trading volume for the third trading days prior to an Additional Closing is at least $500,000 per day.

Description of Property

On June 1, 2018, the Company signed a two-year operating lease agreement with the right to renew for an additional two-year term if written notice is provided within 120 days prior to the expiration of the current term. The annual rent for the premises in Canada is approximately CDN$46,552 and commenced on July 1, 2018. This lease expired on May 31, 2020.

On July 14, 2020, the Company entered into a three-year operating lease agreement expiring on July 31, 2023 for office space in Surrey, BC with two rights to renew, each for an additional two-year term, if written notice is provided no later than 9 months prior to the expiration of the current term. The annual base rent for the premises starts at CDN$51,552, with additional rent of CDN$1,551 per month for operating expenses. The lease includes a rent-free period with rent payments commencing on November 1, 2020.

On October 13, 2019, we signed a three-year operating lease agreement expiring on November 30, 2022 with the right to renew for an additional two-year term if written notice is provided within 10 months prior to the expiration of the current term. The annual rent for the premises started at approximately $47,400 and commenced on December 1, 2019. On April 1, 2020, the Company terminated this lease.

On July 10, 2020, the Company entered into a two-year operating lease agreement for retail, showroom and warehouse space in Fairfield, CA (the “Fairfield Lease”) expiring on August 31, 2022 and with the first right of refusal for a 3–5-year lease extension, if written notice is provided prior to the expiration of the current term. The annual rent for the premises starts at $93,000. The lease includes a rent-free period with rent payments commencing on October 1, 2020.

For the year ended December 31, 2019, the Company made gross operating lease payments of $44,875 which are included in general and administration expense.

For the year ended December 31, 2020, the Company made gross operating lease payments of $89,978 which are included in general and administration expense.

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

Domain Names

We have registered and own the domain name of our websites www.vantage-tag.com, www.dsgtglobal.com, and www.imperiummotorcompany.com.

Copyright

We own the common law copyright in the contents of our websites (www.vantage-tag.com, www.dsgtglobal.com, www.imperiummotorcompany.com) and our various promotional materials.

Trademarks

We own the common-law trademark rights in our corporate name, product names, and associated logos, including “DSG TAG”, “TAG Golf”, “ECO TAG”, “TAG Text”, “TAG Touch”, “TAG Turf”, “TAG Commercial” and “TAG Military”. We have not applied to register any trademarks with the U.S. Patent and Trademark Office or with any other national or multi-national trademark authority. We assert common law trademark rights in our corporate name and those of our subsidiaries.

Employees

As of February 15, 2021, we have fifteen full-time employees and contractors in general and administrative, operations, engineering, research and development, business development, sales and marketing, and finance. We also engage independent contractors and consultants from time to time on an as-needed basis to supplement our core staff.

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

Risks Related to Our Business

We have limited cash on hand and we will require a significant amount of capital to carry out our proposed business plan to import, market and sell electric vehicles, to continue to expand our fleet management technology sales and service operations, and to manufacture, market and sell our new line of PACER golf carts. There is no assurance that we will raise sufficient capital to execute our business plan or to continue to fund operations of our Company. There is substantial doubt as to the ability of our Company to continue as a going concern.

We incurred a comprehensive loss of $6,297,312 and $3,171,164 during the years ended December 31, 2020, and 2021, respectively. Although we had a cash of $1,372,016 as at December 31, 2020, our working capital deficit was $746,341. As at December 31, 2019 we had cash of $25,494 and a working capital deficit of $8,376,433. We believe that we will need significant additional equity financing to execute our business plan and to continue as a going concern, given that, among other things:

●	we have begun the importation and homologation of our range of electric vehicles, and we expect to incur significant ramp-up in costs and expenses through the establishment and supply of our dealership network and the fulfillment of anticipated product orders;

●	we have endeavored to manufacture and assemble our new line of PACER golf carts in North America, and we anticipate significant ramp-up costs and expenses through the establishment of a manufacturing facility;

●	we anticipate that the gross profit generated from the sale of our electric vehicle and golf cart offerings will not be sufficient to cover our operating expenses until we achieve a high volume of sales, and our achieving profitability will depend, in part, on our ability to materially reduce the bill of materials and per unit manufacturing cost of our products; and

●	we do not anticipate that we will be eligible to obtain bank loans, or other forms of debt financing on terms that would be acceptable to us.

We anticipate generating a significant loss for the current fiscal year. The report of independent registered public accounting firm on our audited financial statements includes an explanatory paragraph relating to our ability to continue as a going concern.

We expect significant increases in costs and expenses to forestall profits for the foreseeable future, even if we generate increased revenues in the near term. Our recently introduced and planned products might not become commercially successful. If we are to ever achieve profitability we must have a successful introduction and acceptance of our electric vehicles and golf carts, which may not occur. We expect that our operating losses will increase substantially in 2021, and thereafter, and we also expect to continue to incur operating losses and to experience negative cash flows for the next several years.

There is no assurance that any amount raised through this offering will be sufficient to continue to fund the operations of our Company.

We will need additional financing to implement our business plan.

The Company will need additional financing to fully implement its business plan in a manner that not only continues to expand an already established direct-to-consumer approach, but also allows the Company to establish a stronger brand name in all the areas in which it operates. In particular, the Company will need additional financing to:

●	Effectuate its business plan and further develop its golf products and service division, and its electric vehicle marketing and distribution division;

●	Expand its facilities, human resources, and infrastructure; and

●	Increase its marketing efforts and lead generation.

There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund our capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders and incurring additional indebtedness could involve the imposition of covenants that restrict the Company’s operations.

We currently have negative operating cash flows, and if we are unable to generate positive operating cash flows in the future our viability as an operating business will be adversely affected.

We have made significant up-front investments in research and development, sales and marketing, and general and administrative expenses to rapidly develop and expand our business. We are currently incurring expenditures related to our operations that have generated a negative operating cash flow. Operating cash flow may decline in certain circumstances, many of which are beyond our control. We might not generate sufficient revenues in the near future. Because we continue to incur such significant future expenditures for research and development, sales, marketing, general, and administrative expenses, we may continue to experience negative cash flow until we reach a sufficient level of sales with positive gross margins to cover operating expenses. An inability to generate positive cash flow until we reach a sufficient level of sales with positive gross margins to cover operating expenses or raise additional capital on reasonable terms will adversely affect our viability as an operating business.

To carry out our proposed business plan for the next 12 months to develop, manufacture, sell and service electric vehicles we will require additional capital.

To carry out our proposed business plan for the next 12 months, we estimate that we will need approximately $19.6 million in addition to cash on hand at December 31, 2021. If cash on hand, revenue from the sale of our cars, if any, and cash received upon the exercise of outstanding warrants, if any are exercised, are not sufficient to cover our cash requirements, we will need to raise additional funds through the sale of our equity securities, in either private placements or registered offerings and/or shareholder loans. If we are unsuccessful in raising enough funds through such capital-raising efforts we may review other financing possibilities such as bank loans. Financing might not be available to us or, if available, may not be available on terms that are acceptable to us.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business plan. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our current corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct our business as projected, either of which could mean that we would be forced to curtail or discontinue our operations.

Terms of future financings may adversely impact your investment.

We may have to engage in common equity, debt or preferred stock financing in the future. Your rights and the value of your investment in our securities could be reduced. Interest on debt securities could increase costs and negatively impacts operating results. Preferred stock could be issued in series from time to time with such designation, rights, preferences and limitations as needed to raise capital. The terms of preferred stock could be more advantageous to those investors than to the holders of common shares. In addition, if we need to raise equity capital from the sale of common shares, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment. Common shares which we sell could be sold into any market which develops, which could adversely affect the market price.

Our future growth depends upon consumers’ willingness to adopt our range of electric vehicles.

Our growth highly depends upon the adoption by consumers of, and we are subject to an elevated risk of, any reduced demand for alternative fuel vehicles in general and electric vehicles in particular. If the market for low speed or for high speed electric vehicles does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and operating results will be negatively impacted. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

●

perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design,

performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;

●	the limited range over which electric vehicles may be driven on a single battery charge;

●	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

●	concerns about electric grid capacity and reliability, which could derail our efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;

●	the availability of alternative fuel vehicles, including plug-in hybrid electric vehicles;

●	the availability of service for electric vehicles;

●	volatility in the cost of oil and gasoline;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	access to charging stations, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle;

The influence of any of the factors described above may cause current or potential customers not to purchase our electric vehicles, which would materially adversely affect our business, operating results, financial condition and prospects.

The range of our electric vehicles on a single charge declines over time which may negatively influence potential customers’ decisions whether to purchase our vehicles.

The range of our electric vehicles on a single charge declines principally as a function of usage, time and charging patterns. For example, a customer’s use of their vehicle as well as the frequency with which they charge the battery of their vehicle can result in additional deterioration of the battery’s ability to hold a charge. Battery deterioration will be variable as between our various offered vehicles. Such battery deterioration and the related decrease in range may negatively influence potential customer decisions whether to purchase our vehicles, which may harm our ability to market and sell our vehicles.

If we are unable to keep up with advances in electric vehicle technology, we may suffer a decline in our competitive position.

We may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our competitive position. Any failure to keep up with advances in electric vehicle technology would result in a decline in our competitive position which would materially and adversely affect our business, prospects, operating results and financial condition. Our research and development efforts may not be sufficient to adapt to changes in electric vehicle technology. As technologies change we plan to upgrade or adapt our vehicles and introduce new models to continue to provide vehicles with the latest technology and, in particular, battery cell technology. However, our vehicles may not compete effectively with alternative vehicles if we are not able to source and integrate the latest technology into our vehicles. For example, we do not manufacture battery cells which makes us depend upon other suppliers of battery cell technology for our battery packs.

Demand in the vehicle industry is highly volatile.

Volatility of demand in the vehicle industry may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we will be competing have been subject to considerable volatility in demand in recent periods. Demand for automobile sales depends to a large extent on general, economic, political and social conditions in a given market and the introduction of new vehicles and technologies. As a new start-up manufacturer we will have fewer financial resources than more established vehicle manufacturers to withstand changes in the market and disruptions in demand.

We depend on third-parties for our electric vehicle manufacturing needs.

The delivery of our licensed vehicles to future customers and the revenue derived therefrom depends on the ability of our suppliers, including Jonway and Skywell, to fulfil their obligations under their respective license and distribution agreement with our company. Fulfilment of these obligations is outside of our control and depends on a variety of factors, including their respective operations, financial condition and geopolitical and economic risks that could affect China. The novel coronavirus (COVID-19) pandemic or measures taken by the Chinese government relating thereto may also result in non-performance by our suppliers. If they are unable to fulfil their obligations or are only able to partially fulfil their obligations under our existing agreements with them, or if they are forced to terminate our agreements with them, either as a result of the coronavirus outbreak, the Chinese government’s measures relating thereto or otherwise, we will not be able to produce or sell our licensed vehicles in the volumes anticipated and on the timetable that we anticipate, if at all.

The impact of the novel coronavirus (COVID-19) pandemic on the global economy and our operations remains uncertain, which could have a material adverse impact on our business, results of operations and financial condition and on the market price of our common shares.

In December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 11, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Although our manufacturing partners now report that their operations have largely recovered, significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our and our partners’ operations (including, without limitation, staffing levels), supply chains for parts and sales channels for our products, and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent weeks. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares.

We do not currently have all arrangements in place that are required to fully execute our business plan.

To sell our electric vehicles and PACER golf carts as envisioned we must enter into certain additional agreements and arrangements that are not currently in place. These include entering into agreements with distributors, arranging for the transportation and storage for our planned electric vehicles, arranging for a facility for the assembly of our electric vehicles, and obtaining battery and other essential supplies in the quantities that we require. If we are unable to enter into such agreements, or are only able to do so on terms that are unfavorable to us, we may not be able to fully carry out our business plans.

We are subject to numerous environmental and health and safety laws and any breach of such laws may have a material adverse effect on our business and operating results.

We are subject to numerous environmental and health and safety laws, including statutes, regulations, bylaws and other legal requirements. These laws relate to the generation, use, handling, storage, transportation and disposal of regulated substances, including hazardous substances (such as batteries), dangerous goods and waste, emissions or discharges into soil, water and air, including noise and odors (which could result in remediation obligations), and occupational health and safety matters, including indoor air quality. These legal requirements vary by location and can arise under federal, provincial, state or municipal laws. Any breach of such laws and/or requirements would have a material adverse effect on our Company and its operating results.

Our vehicles are subject to motor vehicle standards and the failure to satisfy such mandated safety standards would have a material adverse effect on our business and operating results.

All vehicles sold must comply with federal, state and provincial motor vehicle safety standards. In both Canada and the United States vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. In this regard, Canadian and U.S. motor vehicle safety standards are substantially the same. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure by us to have the SOLO, the Tofino or any future model EV satisfy motor vehicle standards would have a material adverse effect on our business and operating results.

If we are unable to reduce and adequately control the costs associated with operating our business, including our costs of manufacturing, sales and materials, our business, financial condition, operating results and prospects will suffer.

If we are unable to reduce and/or maintain a sufficiently low level of costs for designing, manufacturing, marketing, selling and distributing and servicing our electric vehicles relative to their selling prices, our operating results, gross margins, business and prospects could be materially and adversely impacted.

We have very limited experience servicing our vehicles. If we are unable to address the service and warranty requirements of our future customers our business will be materially and adversely affected.

If we are unable to address the service requirements of our future customers our business and prospects will be materially and adversely affected. In addition, we anticipate the level and quality of the service we will provide our customers will have a direct impact on the success of our future vehicles. If we are unable to offer satisfactory service to our customers, our ability to generate customer loyalty, grow our business and sell additional vehicles could be impaired.

We will continue to encounter substantial competition in our business.

The Company believes that existing and new competitors will continue to improve their products and services, as well as introduce new products and services with competitive price and performance characteristics. The Company expects that it must continue to innovate, and to invest in product development and productivity improvements, to compete effectively in the several markets in which the Company participates. The Company’s competitors could develop a more efficient product or service or undertake more aggressive and costly marketing campaigns than those implemented by the Company, which could adversely affect the Company’s marketing strategies and have an adverse effect on the Company’s business, financial condition and results of operations.

Important factors affecting the Company’s current ability to compete successfully include:

●	lead generation and marketing costs;

●	service delivery protocols;

●	branded name advertising; and

●	product and service pricing.

In periods of reduced demand for the Company’s products and services, the Company can either choose to maintain market share by reducing product and service pricing to meet the competition, or maintain its product and service pricing, which would likely sacrifice market share. Sales and overall profitability may be reduced in either case. In addition, there can be no assurance that additional competitors will not enter the Company’s existing markets, or that the Company will be able to continue to compete successfully against its competition.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, operating results and prospects.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives that are offered to purchasers of EVs or persons installing home charging stations, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the alternative fuel vehicle industry generally or our electric vehicles in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results.

If we fail to manage future growth effectively, we may not be able to market and sell our vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We plan to expand our operations in the near future in connection with the planned marketing and sale of our licensed vehicles and our PACER golf carts. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

●	training new personnel

●	forecasting production, sales and revenue;

●	controlling expenses and investments in anticipation of expanded operations;

●	establishing or expanding design, manufacturing, sales and service facilities;

●	implementing and enhancing administrative infrastructure, systems and processes;

●	addressing new markets; and

●	establishing international operations.

We intend to continue to hire a number of additional personnel, including design and manufacturing personnel and service technicians, for our electric vehicles and golf carts. Competition for individuals with experience in designing, manufacturing and servicing electric vehicles is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects.

Our business may be adversely affected by labor and union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. We will also directly and indirectly depend upon other companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs within our business, or that of our key suppliers, it could delay the manufacture and sale of our electric vehicles and have a material adverse effect on our business, prospects, operating results or financial condition. Additionally, if we expand our business to include full in-house manufacturing of our vehicles, our employees might join or form a labor union and we may be required to become a union signatory.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given we have limited field experience of our vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates which would have a material adverse effect on our brand, business, prospects and operating results. We plan to maintain product liability insurance for all our vehicles, but any such insurance might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage or outside of our coverage may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

We rely on key executive officers, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on our executive officer. If the Company’s senior executive or other key personnel are unable or unwilling to continue in their present positions, the Company may not be able to replace them easily or at all, and the Company’s business may be disrupted. Competition for senior management personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or attract and retain high-quality senior executives in the future. Such failure could have a material adverse effect on the Company’s business, financial condition and results of operations.

We may never pay dividends to our common stockholders.

The Company currently intends to retain its future earnings to support operations and to finance expansion; accordingly, the Company does not anticipate paying any cash dividends in the foreseeable future.

The declaration, payment and amount of any future dividends on common stock will be at the discretion of the Company’s Board of Directors, and will depend upon, among other things, earnings, financial condition, capital requirements, level of indebtedness and other considerations the Board of Directors considers relevant. There is no assurance that future dividends will be paid on common stock or, if dividends are paid, the amount thereof.

Our common stock is quoted through the OTC Markets, which may have an unfavorable impact on our stock price and liquidity.

The Company’s common stock is quoted on the OTC Markets, which is a significantly more limited market than the New York Stock Exchange or NASDAQ. The trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, follow a policy of not investing in OTC Markets stocks and certain major brokerage firms restrict their brokers from recommending OTC Markets stocks because they are considered speculative and volatile.

The trading volume of the Company’s common stock has been and may continue to be limited and sporadic. As a result, the quoted price for the Company’s common stock on the OTC Markets may not necessarily be a reliable indicator of its fair market value.

Additionally, the securities of small capitalization companies may trade less frequently and in more limited volume than those of more established companies. The market for small capitalization companies is generally volatile, with wide price fluctuations not necessarily related to the operating performance of such companies.

Our stock price has been volatile, and your investment in our common stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. We have, and may in the future, incur rapid and substantial increases or decreases in our stock price that do not coincide in timing with the disclosure of news or developments by us. The stock market in general, and the market for mining companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. You may not be able to resell your shares at or above the price you pay for those shares due to fluctuations in the market price of our Common Stock caused by changes in our operating performance or prospects and other factors.

Some specific factors that may have a significant effect on our Common Stock market price include:

●	actual or anticipated fluctuations in our operating results or future prospects;

●	our announcements or our competitors’ announcements of new products;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	changes in our growth rates or our competitors’ growth rates;

●	developments regarding our patents or proprietary rights or those of our competitors;

●	our inability to raise additional capital as needed;

●	substantial sales of Common Stock underlying warrants and preferred stock;

●	concern as to the efficacy of our products;

●	changes in financial markets or general economic conditions;

●	sales of Common Stock by us or members of our management team; and

●	changes in stock market analyst recommendations or earnings estimates regarding our Common Stock, other comparable companies or our industry generally.

Our future sales of our Common Stock could adversely affect its price and our future capital-raising activities could involve the issuance of equity securities, which would dilute shareholders’ investments and could result in a decline in the trading price of our Common Stock.

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital. We may issue additional common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to the market price of our common stock. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

Our common stock is classified as a “penny stock.”

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that the Company’s common stock will be considered to be a penny stock for the immediately foreseeable future.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the investor, make a reasonable determination that transactions in penny stocks are suitable for that person, and make a reasonable determination that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also provide disclosure to its customers, prior to executing trades, about the risks of investing in penny stocks in both public offerings and in secondary trading, the commissions payable to both the broker-dealer and the registered representative, and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Because of these regulations, broker-dealers may not wish to furnish the necessary paperwork and disclosures and/or may encounter difficulties in their attempt to buy or sell shares of the Company’s common stock, which may in turn affect the ability of Company stockholders to sell their shares.

Accordingly, the penny stock classification adversely affects any market liquidity for the Company’s common stock and subjects the shares to certain risks associated with trading in penny stocks. These risks include difficulty for investors in purchasing or disposing of shares, difficulty in obtaining accurate bid and ask quotations, difficulty in establishing the market value of the shares, and a lack of securities analyst coverage.

Our success depends on attracting and retaining key personnel.

Our future plans could be harmed if we are unable to attract or retain key personnel, and our future success will depend, in part, on our ability to attract and retain qualified management and technical personnel. Equally, our success depends on the ability of our management and employees to interpret market data correctly and to interpret and respond to economic market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Further, no assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills can be found. We have sought to and will continue to ensure that management and any key employees are appropriately compensated, however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

We do not know whether we will be successful in hiring or retaining qualified personnel, and our inability to hire qualified personnel on a timely basis, or the departure of key employees, could materially and adversely affect our development and profitable commercialization plans, our business prospects, results of operations, and financial condition.

Should we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results. Our compliance with the annual internal control report requirement for each fiscal year will depend on the effectiveness of our financial reporting and data systems and controls. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital. In addition, our internal control systems rely on people trained in the execution of the controls. Loss of these people or our inability to replace them with similarly skilled and trained individuals or new processes in a timely manner could adversely impact our internal control mechanisms.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.

Protecting our intellectual property is necessary to protect our brand.

We may not be able to protect important intellectual property and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others. Our ability to compete effectively will depend, in part, on our ability to protect our proprietary system-level technologies, systems designs, and manufacturing processes.

We will rely on patents, trademarks, and other policies and procedures related to confidentiality to protect our intellectual property. However, some of our intellectual property is not covered by any patent or patent application. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. Moreover, patent applications and enforcement, thereof, filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. We could incur substantial costs in prosecuting or defending trademark infringement suits.

Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. In the event we are found to be infringing third party patents, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all.

Failure to obtain needed licenses could delay or prevent the development, manufacture, or sale of our products, and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

Asserting, defending and maintaining our intellectual property rights could be difficult and costly and failure to do so may diminish our ability to compete effectively and may harm our operating results. As a result, we may need to pursue legal action in the future to enforce our intellectual property rights, to protect our trade secrets and domain names, and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine the priority of rights to the trademark.

Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with ours. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology.

Confidentiality agreements to which we are party may be breached, and we may not have adequate remedies for any breach. Also, our trade secrets may also be known without breach of such agreements or may be independently developed by competitors. Inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any competitive advantages we may have.

As part of our business strategy, we intend to consider acquisitions of companies, technologies and products that we believe could improve our ability to compete in our core markets or allow us to enter new markets. Acquisitions, involve numerous risks, any of which could harm our business, including, difficulty in integrating the technologies, products, operations and existing contracts of a target company and realizing the anticipated benefits of the combined businesses; difficulty in supporting and transitioning customers, if any, of the target company; inability to achieve anticipated synergies or increase the revenue and profit of the acquired business; potential disruption of our ongoing business and distraction of management; the price we pay or other resources that we devote may exceed the value we realize; or the value we could have realized if we had allocated the purchase price or other resources to another opportunity and inability to generate sufficient revenue to offset acquisition costs.

If we finance acquisitions by issuing equity securities, our existing stockholders may be diluted; and as a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

Risks Relating to Ownership of Our Securities

If we issue additional shares in the future our existing shareholders will experience dilution.

Our certificate of incorporation authorizes the issuance of up to 350,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading on the OTC Markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on OTC Markets. Trading in stock quoted on OTC Markets is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Our principal executive office is located at 207 - 15272 Croydon Drive, Surrey, BC, V3Z 0Z5 Canada, where we lease approximately 2,864 square feet of office space. On July 10, 2020, the Company signed a three-year operating lease agreement which commenced on August 1, 2020 and expires on July 31, 2023 with the right to renew for two additional two-year terms, if written notice is provided no later than 9 months prior to the expiration of the current term.

ITEM 3.	LEGAL PROCEEDINGS

On September 7, 2016, Chetu Inc. has filed a Complaint for Damage in Florida to recover unpaid invoice amounts of $27,335 plus interest of $4,939. The invoice was not paid due to a dispute that the Company did not think that vendor had delivered the service according to the agreement between the two parties. As at December 31, 2020, included in trade and other payables is $47,023 (December 31, 2019 - $40,227) related to this unpaid invoice, interest and legal fees.

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, and legal fees incurred by Coastal with respect to the lawsuit. On June 13, 2017, Coastal filed a complaint and motion for a preliminary injunction seeking conversion of the principal amount of a note issued by it to the Company into common stock of the Company. The Court issued an Order to Show Cause as to why a preliminary injunction should not be issued on June 27, 2017, and the Company opposed Coastal’s motion. A hearing on the motion for preliminary injunction was held on July 26, 2017. For the following reasons, the Court denied Coastal’s motion for a preliminary injunction. The Company also filed a cross motion to dismiss on the grounds that the $72,500 Note violates New York’s criminal usury law. The Court did not address this motion at that time and has set a separate briefing schedule for it. This action is still pending. On December 31, 2020, the Company entered into a Settlement Agreement with Coastal for full and final satisfaction of its claims and all outstanding principal debt and accrued interest for $250,000 paid in cash and 200,000 shares of common stock fair valued at $268,000. As at December 31, 2020, $250,000 is included in loans and accrued interested and $268,000 is included in shares to be issued in relation to the settlement. The Company paid cash of $250,000 on February 11, 2021, in satisfaction of the agreement.

On October 10, 2017, a vendor filed a complaint for Breach of Contract with Superior Court of the State of California. The Complainant is alleging that it is contractually owed 1,848,130 shares of the Company’s common stock and is seeking damages of $270,000. In addition, a related vendor filed in the same filing a complaint for $72,000 as part of a consulting agreement the Company executed. Subsequent to year end, the Company reached a settlement of which the terms have not, as yet, occurred. As at December 31, 2020, included in accrued liabilities is a contingent liability of $115,000 for the expected financial impact of the settlement .

On April 9, 2018, we received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleged that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ sought damages in excess of $200,000 but not more than $1,000,000, consisting of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. On August 31, 2018 final judgement was entered against DSG Global in the amount of $187,908, which includes $172,846 in damages, $2,450 in legal fees, $1,982 in pre-judgement interest and $10,631 in post-judgment interest. The appeal period expired on September 30, 2018. As at the date of this Annual Report, the plaintiff is seeking to enforce the Texas judgement against DSG Global in British Columbia, Canada. As at September 30, 2020, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable. In November 2020, the Company entered into a Settlement Agreement with JSJ for full and final satisfaction of its claims for $100,000 paid in cash on or before November 10, 2020. Upon receipt of the Settlement Payment, JSJ agreed to provide (a) a settlement agreement and release of all its claims against the Company; and (b) a consent dismissal order in B.C. Supreme Court Action No. 1911876 on a “without costs” basis, The Company paid cash of $100,000 on November 10, 2020 in satisfaction of the agreement.

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

OTC Markets Group Inc. OTCQB (1)

Quarter Ended	High $	Low $

December 31, 2020	1.34	0.11
September 30, 2020	0.18	0.01
June 30, 2020	0.20	0.04
March 31, 2020	1.00	0.07
December 31, 2019	1.64	0.76
September 30, 2019	1.50	0.29
June 30, 2019	3.36	1.00
March 31, 2019	3.60	1.18

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders of Record

As of December 31, 2020, there were 92 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

We did not purchase any of our shares of common stock or other securities during 2020 and 2019.

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

Business Overview

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

Following the initial closing of the share exchange agreement and through October 22, 2015, we acquired an additional 101,200 shares of common stock of VTS from shareholders who became parties to the share exchange agreement and issued to these shareholders an aggregate of 18,422 pre-reverse split shares of our common stock. Following completion of these additional purchases, DSG Global Inc. owns approximately 100% of the issued and outstanding shares of common stock of VTS. An aggregate of 4,229,384 shares of Series A Convertible Preferred Stock of VTS were exchanged for 51 Series B and 3,000,000 Series E preferred shares during the year ended December 31, 2018 by Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a previous member of our board of directors which have not been issued as of December 31, 2020.

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

Installation. Our installation costs consist primarily of costs incurred by our employed service technicians for the cost of travel, meals, and miscellaneous components required during installations. In addition, these costs also include fees paid to external contractors for installations on a project-by-project basis.

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

Results of Operations

The following tables set forth our consolidated results of operations as a percentage of revenue for the periods presented:

	For the year ended
	December 31, 2020	December 31, 2019
Revenue	100.0%	100.0%
Cost of revenue	45.5%	67.8%
Gross profit	54.5%	32.2%
Operating expenses
Compensation expense	240.4%	137.3%
General and administration expense	374.4%	63.4%
Warranty recovery	-%	-%
Bad debt	1.9%	4.7%
Depreciation and amortization expense	0.8%	0.3%
Total operating expense	617.5%	205.6%
Loss from operations	(563.0)%	(173.4)%
Other income (expense)
Foreign currency exchange	2.8%	2.7%
Change in fair value of derivative instruments	339.2%	19.4%
Loss on extinguishment of debt	(322.6)%	47.2%
Finance costs	(142.3)%	(115.8)%
Total other expense	(123.0)%	(46.6)%
Loss before income taxes	(686.0)%	(220.0)%
Provision for income taxes	-%	-%
Net loss	(686.0)%	(220.0)%
Other comprehensive income (expense)
Foreign currency translation adjustments	(13.4)%	(6.6)%
Comprehensive loss	(699.3)%	(226.6)%

Comparison of the Years Ended December 31, 2020 and 2019

Revenue

	For the Years Ended December 31,
	2020	2019	% Change

Revenue	$900,482	$1,399,420	(35.7)%

Revenue decreased by $498,938 or 35.7%, for the year ended December 31, 2020 as compared to year ended December 31, 2019. Sales decreased for the year ended, year over year, as the result of challenges related to COVID-19 and normal customer attrition. This compares to the comparative period in which the Company experienced growth as a result of aggressive marketing and installation of the new Infinity suite of products.

Cost of Revenue

	For the Years Ended December 31,
	2020	2019	% Change

Cost of revenue	$409,793	$948,273	(56.8)%

Cost of revenue increased by $538,480 or 56.8%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The table below outlines the differences in detail:

	For the Years Ended
	December 31, 2020	December 31, 2019	Difference	% Difference
Cost of goods	$319,185	$857,507	$(538,322)	(62.8)
Labour	-	9,016	(9,016)	(100.0)
Mapping & freight costs	26,795	24,442	2,353	9.6
Wireless fees	63,813	60,086	3,727	6.2
Inventory adjustments & write offs	-	(2,778)	2,7781	(100.0)
	$409,793	$948,273	$(538,480)	(56.8)

Cost of sales decreased for the years ended, year over year, primarily due to challenges related to COVID-19 and normal customer attrition. This decrease was consistent with the decrease in revenue for the same period.

Compensation Expense

	For the Years Ended December 31,
	2020	2019	% Change

Compensation expense	$2,164,776	$1,921,078	12.7%

Compensation expense increased by $243,698 or 12.7%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily as a result of non-cash warrants and shares issued for consulting services during the period as well as due to an increase in the CEO’s wage of $100,000 for the fiscal year 2020.

General and Administration Expense

	For the Years Ended December 31,
	2020	2019	% Change

General & administration expense	$3,371,325	$886,592	280.3%

General & administration expense increased by $2,484,733 or 280.3% for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The table below outlines the differences in detail:

	For the Years Ended
	December 2020	December 2019	Difference	% Difference
Accounting & legal	$413,268	$187,144	$226,124	120.8%
Marketing & advertising	2,043,735	73,281	1,970,454	2,688.9%
Subcontractor & commissions	401,913	181,571	220,342	121.4%
Hardware	5,243	13,487	(8,244)	(61.1)%
Office expense, rent, software, design, bank & credit card charges, telephone & meals	507,166	431,109	76,057	17.6%
	$3,371,325	$886,592	$2,484,733	280.3%

The overall increase general and admin expenses was primarily due to increases in marketing and advertising, general office expenses and accounting and legal expenses. Marketing and advertising increased as a result of non-cash shares issued for investor relations and marketing services. General office expenses increased as a result of greater trade show and operating lease expenses in the current period. Accounting and legal expenses increased as a result of lower expenses in the prior period from delays in preparing and issuing financial statements for the prior period as well as due to one-time charges which we incurred in relation to the Exchange Agreement.

Foreign Currency Exchange

	For the Years Ended December 31,
	2020	2019	% Change

Foreign currency exchange (gain) loss	$(24,900)	$(37,224)	(33.1)%

For the year ended December 31, 2020, we recognized a $24,900 in foreign exchange gain as compared to $37,224 in foreign exchange loss for the year ended December 31, 2019. The change was primarily due to settlement of various foreign currency denominated debt instruments in the prior year as well as beneficial movements in foreign currency rates on payables, receivables and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian dollar, Euro and British pound.

Change in fair value of derivative instruments

	For the Years Ended December 31,
	2020	2019	% Change

Change in fair value of derivative instruments	$(3,054,034)	$(271,704)	1,024.0%

Derivative gain increased by $2,782,330 or 1,024.0% to a gain of $3,054,034, for the year ended December 31, 2020 as compared to a gain of $271,704 for the year ended December 31, 2019. This was largely due to significant settlement of derivative instruments during the current period.

(Gain) loss on extinguishment of debt

	For the Years Ended December 31,
	2020	2019	% Change

(Gain) loss on extinguishment of debt	$2,904,832	$(659,999)	(540.1)%

(Gain) loss on extinguishment of debt decreased by $3,564,831 or 540.1% to a loss of $2,904,832, for the year ended December 31, 2020 as compared to a gain of $659,999 for the year ended December 31, 2019. During the year ended December 31, 2020, the Company incurred greater losses on conversion of convertible debt and share settled debt due to the settlement of various accounts payable balances and debts which were converted into common stock at a value higher than the carrying value of the liabilities settled. These increases were primarily a result of more conversions of convertible debt and accrued interest in the current period and decreases in the strike price due to the Company’s stock price movement. During the year ended December 31, 2019 the Company settled various accounts payable balances, debt and preferred shares in exchange for shares of common stock to be issued and warrants at a value lower than the carrying value of the liabilities settled.

Finance Costs

	For the Years Ended December 31,
	2020	2019	% Change

Finance costs	$1,281,505	$1,620,504	(20.9)%

Finance costs decreased by $338,999 or 20.9%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Finance costs decreased due to the large number of conversions and settlement of notes in the current period.

Net Loss

	For the Years Ended December 31,
	2020	2019	% Change

Net loss	$(6,177,099)	$(3,078,120)	100.7%

As a result of the above factors, net loss increased by $3,098,979 or 100.7% for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through December 31, 2020, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At December 31, 2020, we had $2,529,034 in outstanding current liabilities which has either already reached maturity or matures within the next twelve months.

We had cash of $1,372,016 at December 31, 2020, compared to $25,494 at December 31, 2019. We had a working capital deficit of $746,341 as of December 31, 2020 compared to working capital deficit of $8,376,433 as of December 31, 2019.

Liquidity and Financial Condition

	At December 31, 2020	At December 31, 2019	Percentage Increase/(Decrease)
Current assets	$1,782,693	$250,800	610.8%
Current liabilities	$2,529,034	$8,627,233	(70.7)%
Working capital	$(746,341)	$(8,376,433)	(91.1)%

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	December 31
	2020	2019

Net cash (used in) provided by operating activities	$(1,400,086)	$(848,777)
Net cash (used in) provided by investing activities	(23,161)	(1,383)
Net cash (used in) provided by financing activities	2,835,880	869,991
Effect of exchange rate changes on cash	(66,111)	604
Net (decrease) increase in cash	1,346,522	20,435
Cash at beginning of period	25,494	5,059
Cash and equivalents at end of period	$1,372,016	$25,494

During the year ended December 31, 2020, cash used in operations totaled $1,400,086. This consists of the net loss of $6,177,099, adjusted by $4,777,013 for non-cash items and changes in non-cash working capital. Changes in non-cash working capital items consisted primarily of change in trade and other payables of $664,239, partially offset by changes in inventory and prepaid expenses of $139,219 and $114,369, respectively.

During the year ended December 31, 2019, cash used in operations totaled $848,777. This consists of the net loss of $3,078,120, adjusted by $2,229,343 for non-cash items and changes in non-cash working capital. Changes in non-cash working capital items consisted primarily of change in trade and other payables of $797,785, partially offset by change in deferred revenue of $111,456.

Net Cash Used in Investing Activities. During the year ended December 31, 2020, cash used in investing activities consisted of $23,161 for the acquisition of fixed assets.

During the year ended December 31, 2019, cash used in investing activities consisted of $1,383 for the acquisition of fixed assets.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the year ended December 31, 2020 totaled $2,835,880 which consisted primarily of $922,845 in proceeds from various note and loan facilities entered during the period and $1,532,023 in proceeds from shares and shares to be issued and $768,009 in proceeds from issuing warrants, partially offset by payments on outstanding notes payable of $386,996.

Net cash provided by financing activities during the year ended December 31, 2019 totaled $869,991 which consisted primarily of $846,538 proceeds from various note and loan facilities entered during the period and $23,453 proceeds from shares to be issued.

Outstanding Indebtedness

Our current indebtedness as of December 31, 2020 is comprised of the following:

●	Unsecured, convertible note payable to a former related party with an outstanding principal amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable with an outstanding principal amount of $193,889, bearing interest at 8% per annum.

●	Senior secured, convertible note payable with an outstanding principal amount of $Nil, and a carrying value of $9,487 relating to an outstanding penalty.

●	Unsecured loan payable with an outstanding principal amount of $31,396 (CDN$40,000). The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $31,395 (CDN$40,000). The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $30,065. The loan bears interest at 1% per annum and is due on May 21, 2022 with payments deferred for the first six months of the term;

●	Secured loan payable with an outstanding principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan;

Related Party Transactions

As at December 31, 2020, the Company owed $317,997 ($391,896 CDN) (2019 - $263,409 ($342,853 CDN)) to the President, CEO, and CFO of the Company for management fees and salaries, which is recorded in trade and other payables. The amounts owed and owing are unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2020 the Company incurred $300,000 (2019 - $200,000) in salaries to the President, CEO, and CFO of the Company.

As at December 31, 2020, the Company owed $Nil (2019 - $7,260 ($9,450 CDN)) to a company controlled by the son of the President, CEO, and CFO of the Company for subcontractor services. The balance owing is recorded in trade and other payables. The amount owing is unsecured, non-interest bearing, and due on demand.

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period to be as follows:

Estimated Expenses for the Twelve-Month Period ending December 31, 2020
General and administrative	$3,404,000
Research and development	1,043,600
Marketing	755,000
Sales and dealer network	540,000
Payroll overhead	1,259,000
Service and maintenance	785,900
Assembly facility	1,750,000
Inventory	10,700,000
Total	$20,237,500

During the year ended December 31, 2020, cash used in operations totaled $1,400,086. The relatively low level of cash used compared to our estimated working capital needs in the future was the result of an accumulation of vendor payables, some of which were settled with equity. We need to reduce the current level of payables in the future to maintain a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $20,237,500 that we require for the next 12 months, we had $1,372,016 in cash as of December 31, 2020, and a working capital deficit of $746,341. Our principal sources of liquidity are cash generated from product sales and debt financings. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

Operating Leases

We currently lease our corporate headquarters in Surrey, British Columbia and a showroom office in Vacaville, California, under operating lease agreements that expire on July 31, 2023 and August 31, 2022, respectively. The terms of both lease agreements provide for rental payments on a graduated basis.

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

Lessor Accounting

The new standard remained largely unchanged from that applied under previous GAAP. The majority of operating leases should remain classified as operating leases and should continue to recognize lease income on a generally straight-line basis over the lease term. The new standard made changes to lessor accounting guidance to align with lessee accounting guidance and Topic 606 Revenue Recognition.

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Loss on financial Instruments. ASU 2016-13 replaces the current incurred loss impairment methodology with the expected credit loss impairment model, which requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses over the life of the instrument instead of only when losses are incurred. This standard applies to financial assets measured at amortized cost basis and investments in leases recognized by the lessor. The Company adopted ASU 2016-13 on January 1, 2020 with no impact on the consolidated financial statements.

Other recent accounting pronouncements issued by FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

Applicable for fiscal years beginning after December 15, 2020:

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 amends the guidance for convertible instruments and contract in an entity’s own equity by simplifying the accounting in order to reduce the unnecessarily complex and difficult nature of the guidance and its inconsistent application which has been the subject of a significant number of restatements. This standard applies to entities who issue convertible instruments and/or contracts in an entity’s own equity. The amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and should be adopted as of the beginning of its annual fiscal year.

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

DSG GLOBAL INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of DSG Global, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DSG Global Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HARBOURSIDE CPA LLP
(formerly Buckley Dodds LLP)
Vancouver, Canada

March 4, 2021

We have served as the Company’s auditor since March 2019.

DSG GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

	December 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash	$1,372,016	$25,494
Trade receivables, net	27,874	74,793
Lease receivable	4,297	-
Inventories, net of inventory allowance of $151,191 and $146,292, respectively	254,362	140,943
Prepaid expenses and deposits	124,144	9,570
TOTAL CURRENT ASSETS	1,782,693	250,800

Lease receivable	38,559
Fixed assets, net	268,981	139,823
Equipment on lease, net	496	1,457
Intangible assets, net	12,833	14,061
TOTAL ASSETS	$2,103,562	$406,141

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$1,786,313	$2,345,333
Deferred revenue	93,548	65,274
Operating lease liability	125,864	62,935
Loans payable	9,981	789,469
Derivative liability	-	2,856,569
Convertible notes payable	513,328	2,507,653
TOTAL CURRENT LIABILITIES	2,529,034	8,627,233

Operating lease liability	150,877	74,225
Loans payable	232,834	-
TOTAL LIABILITIES	2,912,745	8,701,458

Going concern (Note 2)
Commitments (Note 16)
Contingencies (Note 17)
Subsequent events (Note 20)

MEZZANINE EQUITY
Redeemable preferred stock, $0.001 par value, 24,010,000 shares authorized (2019 – 11,000,000), 1,024 issued and outstanding, 49,706 to be issued (2019 – 48,206 to be issued)	2,239,936	33,807

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 3,010,000 shares authorized (2019 – 3,010,000), 200,508 issued and outstanding (2019 - to be issued)	2,084,680	200
Common stock, $0.001 par value, 350,000,000 shares authorized, (2019 – 150,000,000); 95,765,736 issued and outstanding (2019 – 1,146,302)	94,018	1,146
Additional paid in capital, common stock	43,299,937	28,097,710
Discounts on common stock	(69,838)	(69,838)
Common stock to be issued	1,436,044	7,402,254
Obligation to issue warrants	163,998	-
Other accumulated comprehensive income	1,252,082	1,372,345
Accumulated deficit	(51,310,040)	(45,132,941)
TOTAL STOCKHOLDERS’ DEFICIT	(3,049,119)	(8,329,124)

TOTAL LIABILITIES MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$2,103,562	$406,141

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

	2020	2019

Revenue	$900,482	$1,399,420
Cost of revenue	409,793	948,273
Gross profit	490,689	451,147

Operating expenses
Compensation expense	2,164,776	1,921,078
General and administration expense	3,371,325	886,592
Bad debt	17,525	65,802
Depreciation and amortization expense	6,759	4,218
Total operating expense	5,560,385	2,877,690
Loss from operations	(5,069,696)	(2,426,543)

Other income (expense)
Foreign currency exchange	24,900	37,224
Change in fair value of derivative instruments	3,054,034	271,704
Gain (loss) on extinguishment of debt	(2,904,832)	659,999
Finance costs	(1,281,505)	(1,620,504)
Total other expense	(1,107,403)	(651,577)

Loss before income taxes	(6,177,099)	(3,078,120)

Provision for income taxes	-	-

Net loss	(6,177,099)	(3,078,120)

Net loss per share

Basic and diluted:
Basic	$(0.17)	$(3.84)
Diluted	$(0.17)	$(3.84)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	35,744,303	801,993
Diluted	35,744,303	801,993

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

	2020	2019

Net loss	$(6,177,099)	$(3,078,120)
Other comprehensive income (loss)
Foreign currency translation adjustments	(120,263)	(93,044)

Comprehensive loss	$(6,297,362)	$(3,171,164)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AS AT DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

	Common Stock						Preferred Stock
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Obligation to issue warrants	Amount	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2018	634,471	$634	$22,415,121	$(69,838)	$-	$-	$4,872,732	$1,465,389	$(42,054,821)	$(13,370,783)

Shares to be issued for cash	-	-	-	-	23,453	-	-	-	-	23,453
Shares issued and to be issued for services	72,295	72	63,365	-	1,224,000	-	-	-	-	1,287,437
Shares issued on conversion of debt	407,536	408	506,060	-	-	-	-	-	-	506,468
Shares issued for debt settlement	32,000	32	37,728	-	-	-	-	-	-	37,760
Shares to be issued and warrants issued for restructure of preferred shares and debt	-	-	5,075,436	-	6,154,801	-	(4,872,732)	-	-	6,357,505
Preferred shares issued for services	-	-	-	-	-	-	200	-	-	200
Net loss for the period	-	-	-	-	-	-	-	(93,044)	(3,078,120)	(3,171,164)

Balance, December 31, 2019	1,146,302	$1,146	$28,097,710	$(69,838)	$7,402,254	$-	$200	$1,372,345	$(45,132,941)	$(8,329,124)

Shares to be issued for cash	191,865	192	99,839	-	-	-	-	-	-	100,031
Shares issued and to be issued for services	4,303,000	4,303	1,356,481	-	-	-	-	-	-	1,360,784
Shares issued on conversion of debt	52,937,999	52,941	3,524,064	-	-	-	-	-	-	3,577,005
Shares issued and to be issued for debt settlement	2,363,532	612	42,245	-	1,555,244	-	-	-	-	1,598,101
Issuance of shares to be issued	16,880,146	16,880	7,504,574	-	(7,521,454)	-	-	-	-	-
Warrants issued for cash	-	-	768,008	-	-	-	-	-	-	768,008
Warrants issued for settlement of debt	-	-	328,329	-	-	-	-	-	-	328,329
Obligation to issue warrants	-	-	-	-	-	163,998	-	-	-	163,998
Preferred shares issued for services	-	-		-	-	-	2,107,040	-	-	2,107,040
Shares issued upon conversion of preferred shares	17,942,892	17,944	1,578,687	-	-	-	(22,560)	-	-	1,574,071
Net loss for the period	-	-	-	-	-	-	-	(120,263)	(6,177,099)	(6,297,362)

Balance, December 31, 2020	95,765,736	$94,018	$43,299,937	$(69,838)	$1,436,044	$163,998	$2,084,680	$ 1,252,082,	$(51,310,040)	$(3,049,119)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

	December 31, 2020	December 31, 2019

Net loss	$(6,177,099)	$(3,078,120)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,759	4,218
Change in inventory allowance	28,820	2,096
Non-cash financing costs	-	235,177
Accretion of discounts on debt	792,378	751,691
Change in fair value of derivative liabilities	(3,054,034)	(271,704)
Bad debt expense	17,525	65,802
Shares issued and to be issued for services	3,467,824	1,287,637
Obligation to issue warrants	163,998	-
(Gain) loss on extinguishment of debt	2,904,832	(659,999
Unrealized foreign exchange gain	(12,578)	40,173

Changes in non-cash working capital:
Trade receivables, net	30,091	42,456
Inventories	(139,219)	4,919
Prepaid expense and deposits	(114,369)	35,240
Lease receivable	(42,856)	-
Trade payables and accruals	664,239	797,785
Deferred revenue	26,875	(111,456)
Operating lease liabilities	36,728	5,308
Net cash used in operating activities	(1,400,086)	(848,777)

Cash flows from investing activities
Purchase of fixed assets	(23,161)	(1,383)
Net cash used in investing activities	(23,161)	(1,383)

Cash flows from financing activities
Proceeds from issuing shares and shares to be issued	1,532,023	23,453
Proceeds on warrants issued	768,008	-
Payments on notes payable	(386,996)	-
Proceeds from notes payable	922,845	846,538
Net cash provided by financing activities	2,835,880	869,991

Effect of exchange rate changes on cash	(66,111)	604
Net increase in cash	1,346,522	20,435
Cash at beginning of period	25,494	5,059

Cash at the end of the period	$1,372,016	$25,494

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

The recent outbreak of the coronavirus, also known as “COVID-19”, has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures may have an adverse impact on global economic conditions as well as on the Company’s business activities. The extent to which the coronavirus may impact the Company’s business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in Canada and other countries to contain and treat the disease. These events are highly uncertain and as such, the Company cannot determine their financial impact at this time. While certain restrictions are presently in the process of being relaxed, it is unclear when the world will return to the previous normal, if ever. This may adversely impact the expected implementation of the Company’s plans moving forward. The Company has seen a decline in its revenues for the twelve months ending December 31, 2020 of approximately 35.7%, largely as a result of the challenges related to COVID-19.

As at December 31, 2020, the Company has a working capital deficit of $746,341 and has an accumulated deficit of $51,310,040 since inception. Furthermore, the Company incurred a net loss of $6,177,099 and used $1,400,086 of cash flows for operating activities during the twelve months ended December 31, 2020. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These audited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of DSG Global Inc. and its subsidiary VTS and its wholly owned subsidiaries DSG UK and Imperium, collectively referred to as the “Company”. All intercompany accounts, transactions and profits were eliminated in the consolidated financial statements.

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

Warranty Reserve

The Company accrues for warranty costs, sales returns, and other allowances based on its historical experience. During the years ended December 31, 2020 and 2019, the Company did not provide a warranty for any of its products sold during those periods. The warranty reserve was $Nil as at December 31, 2020 and 2019.

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

As of December 31, 2020 and 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. The Company did not incur any penalties or interest during the years ended December 31, 2020 and 2019. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory federal income tax rate from a maximum of 39% to a rate of 21% effective January 1, 2018. The Company has deferred tax losses and assets and they were adjusted as a result of the change in tax law reducing the federal income tax rate. The Company’s tax years 2015 and forward remain open.

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At December 31, 2020 and 2019, there were no uninsured balances for accounts in Canada, the United States and the United Kingdom. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. At December 31, 2020 and 2019, the Company did not hold any cash equivalents.

Accounts Receivable

All accounts receivable under standard terms are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days, the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable.

Financing Receivables and Guarantees

The Company provides financing arrangements, including operating leases and financed service contracts for certain qualified customers. Lease receivables primarily represent sales-type and direct-financing leases. Leases typically have two- to three-year terms and are collateralized by a security interest in the underlying assets. The Company makes an allowance for uncollectible financing receivables based on a variety of factors, including the risk rating of the portfolio, macroeconomic conditions, historical experience, and other market factors. At December 31, 2020 and 2019 management determined that there was no allowance necessary. The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers. The Company could be called upon to make payment under these guarantees in the event of nonpayment to the third party. As at December 31, 2020 and 2019, no financing receivables are outstanding.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising and marketing costs were $2,043,735 and $73,281 for the years ended December 31, 2020 and 2019, respectively.

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

Fixed Assets and Equipment on Lease

Fixed assets and equipment on lease are stated at cost less accumulated depreciation. Fixed assets and equipment on lease are depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of fixed assets are generally as follows:

Furniture and equipment	5-years straight-line
Vehicles	5-years straight-line
Computer equipment	3-years straight-line
Equipment on lease	5-years straight-line

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

Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2020, the Company had 30,083,230 (2019 – 13,287,548) potentially dilutive shares outstanding.

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period. During the years ended December 31, 2020 and 2019 there was no stock-based compensation.

Leases

The Company accounts for leases in accordance with ASC 842 “Leases”.

Lessee Arrangements

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

Lessor Arrangements

The Company determines if an arrangement is a lease at inception. The Company then determines whether to classify the lease as a sales-type or direct financing lease. At commencement date, a lessor shall derecognize the underlying asset and recognize the net investment in the lease, selling profit or loss arising from the lease, and initial direct directs as an expense if the fair value of the underlying asset is different from it carrying amount. The lease receivable (or net investment in the lease) is included on the consolidated balance sheets. The lease receivable amount is recognized based on the present value of lease payments over the lease term and the present value of the unguaranteed residual asset, except when the lease is a direct financing lease, whereby the net investment in the lease should be reduced by the amount of any selling profit. The unguaranteed residual asset is the amount the lessor expects to derive from the underlying asset following the end of the lease term. The Company uses the rate implicit in the lease agreement at the date of commencement, in determining the present value of the future lease payments and unguaranteed residual asset. Interest income is recognized over the term of the lease and lease payments are recognized against the lease receivable balance when received. Currently, the Company only has sales-type operating leases.

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

Lessor Accounting

The new standard remained largely unchanged from that applied under previous GAAP. The majority of operating leases should remain classified as operating leases and should continue to recognize lease income on a generally straight-line basis over the lease term. The new standard made changes to lessor accounting guidance to align with lessee accounting guidance and Topic 606 Revenue Recognition.

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Loss on financial Instruments. ASU 2016-13 replaces the current incurred loss impairment methodology with the expected credit loss impairment model, which requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses over the life of the instrument instead of only when losses are incurred. This standard applies to financial assets measured at amortized cost basis and investments in leases recognized by the lessor. The Company adopted ASU 2016-13 on January 1, 2020 with no impact on the consolidated financial statements.

Other recent accounting pronouncements issued by FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

Applicable for fiscal years beginning after December 15, 2020:

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 amends the guidance for convertible instruments and contract in an entity’s own equity by simplifying the accounting in order to reduce the unnecessarily complex and difficult nature of the guidance and its inconsistent application which has been the subject of a significant number of restatements. This standard applies to entities who issue convertible instruments and/or contracts in an entity’s own equity. The amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and should be adopted as of the beginning of its annual fiscal year.

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

Note 4 – TRADE RECEIVABLES

As of December 31, 2020 and 2019, trade receivables consists of the following:

	December 31, 2020	December 31, 2019
Accounts receivables	$44,296	$82,927
Allowance for doubtful accounts	(16,422)	(8,134)
Total trade receivables, net	$27,874	$74,793

Note 5 – FIXED ASSETS AND EQUIPMENT ON LEASE

As of December 31, 2020 and 2019, fixed assets consisted of the following:

	December 31, 2020	December 31, 2019
Furniture and equipment	$2,342	$-
Computer equipment	28,804	27,025
Vehicles	19,619	-
Right-of-use assets	302,477	178,202
Accumulated depreciation	(84,261)	(65,404)
	$268,981	$139,823

As of December 31, 2020 and 2019, equipment on lease consisted of the following:

	December 31, 2020	December 31, 2019
Tags	$129,533	$126,817
Text	28,629	28,029
Infinity/Touch	23,716	23,218
Accumulated depreciation	(181,382)	(176,607)
	$496	$1,457

For the year ended December 31, 2020, total depreciation expense for fixed assets and equipment on lease was $5,531 (2019 - $2,990) and is included in general and administration expense. For the year ended December 31, 2020, total depreciation for right-of-use assets was $68,218 (2019 - $39,671) and is included in general and administration expense as operating lease expense.

Note 6 – INTANGIBLE ASSETS

As of December 31, 2020 and 2019, intangible assets consisted of the following:

	December 31, 2020	December 31, 2019
Intangible asset - Patents	$22,353	$22,353
Accumulated amortization	(9,520)	(8,292)
	$12,833	$14,061

Patents are amortized on a straight-line basis over their estimated useful life of 20 years. For the year ended December 31, 2020, total amortization expense for intangible assets was $1,228 (2019 - $1,228).

Note 7 – TRADE AND OTHER PAYABLES

As of December 31, 2020, and 2019, trade and other payables consist of the following:

	December 31, 2020	December 31, 2019
Accounts payable and accrued expenses	$1,519,379	$1,334,685
Accrued interest	148,682	992,755
Other liabilities	118,252	17,893
Total trade and other payables	$1,786,313	$2,345,333

Note 8 – LOANS PAYABLE

As of December 31, 2020 and 2019, loans payable consisted of the following:

	December 31, 2020	December 31, 2019
Unsecured loan payable, due on demand, interest at 18% per annum	$-	$317,500
Unsecured loan payable, due on demand, interest 10% per annum, with a minimum interest amount of $25,000	-	250,000
Unsecured share-settled debt, due on May 7, 2019, non-interest bearing(a)	-	214,286
Unsecured loan payable in the amount of CDN$10,000, due on demand, non-interest bearing	-	7,683
Unsecured loan payable in the amount of CDN$40,000, due on or before December 31, 2025(b)	31,350	-
Unsecured loan payable in the amount of CDN$40,000, due on or before December 31, 2025 (c)	31,350	-
Unsecured loan payable, due on May 21, 2022, interest at 1% per annum(d)	30,115	-
Secured loan payable, due on June 5, 2050, interest at 3.75% per annum(e)	150,000	-
	242,815	789,469
Current portion	(9,981)	(789,469)
Loans payable	$232,834	$-

(a)	On March 8, 2019, the Company entered into a convertible bridge loan agreement (the “Share-Settled Loan”). The Share-Settled Loan initially bore interest at 4.99% per month, was due in 60 days on May 7, 2019 and is convertible into restricted common shares of the Company at the lender’s option at the market price per share less a 30% discount to market. The Company has accounted the Share-Settled Loan as share-settled debt. It is initially recognized at its fair value and accreted to its share-settled redemption value of $214,286 over the term of the debt. The Share-Settled Loan was not repaid on May 7, 2019 and is in default. Effective September 1, 2019, interest was reduced to 2% per month and effective December 1, 2019, the loan became non-interest bearing. On April 23, 2020, the Company received notice to settle the debt for 3,061,224 shares of common stock at $0.049 per share, a 30% discount to market. On August 25, 2020, the terms of this settlement were amended to settle remaining principal of $120,000 for 10,714,285 common shares at an adjusted exercise price of $0.0112, a 30% discount to market. As at December 31, 2020, 8,062,244 shares have been issued and 3,264,285 remain to be issued. Subsequent to December 31, 2020, the remaining 3,264,285 common shares were issued.

(b)	On April 17, 2020, the Company received a loan in the principal amount of $29,890 (CDN$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(c)	On April 21, 2020, the Company received a loan in the principal amount of $29,889 (CDN$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(d)	On May 21, 2020, the Company received a loan in the principal amount of $30,115 under the Paycheck Protection Program. The loan bears interest at 1% per annum and is due on May 21, 2022 with payments deferred for the first six months of the term.

(e)	On June 5, 2020, the Company received a loan in the principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan.

Note 9 – CONVERTIBLE LOANS

As of December 31, 2020, and 2019, convertible loans payable consisted of the following:

Third Party Convertible Notes Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at December 31, 2020, the carrying value of the convertible promissory note was $310,000 (December 31, 2019 - $310,000).

(b)	On August 25, 2015, the Company issued a convertible promissory note in the principal amount of $250,000. The convertible promissory note is unsecured, bears interest at 10% per annum, is due on demand, and is convertible at $7,000 per share. On December 30, 2020, the Company entered into a Debt Settlement agreement whereby the Company agreed to issue 300,000 shares of common stock, fair valued at $387,000 to settle principal debt and accrued interest outstanding totaling $378,000. The Company recorded a loss on settlement of debt totaling $9,000. As at December 31, 2020, the carrying value of the convertible promissory note was $Nil (December 31, 2019 - $250,000).

(c)	On November 7, 2016, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company was provided with proceeds of $125,000 on November 10, 2016 in exchange for the issuance of a secured convertible promissory note in the principal amount of $138,889, which was inclusive of an 8% original issue discount and bears interest at 8% per annum to the holder. The convertible promissory note matures nine months from the date of issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $480 or the closing price of the Company’s common stock on the conversion date. In addition, under the same terms, the Company also issued a secured convertible note of $50,000 in consideration for proceeds of $10,000 and another secured convertible note of $75,000 in consideration for proceeds of $10,000. Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes for consideration of $1 each at any time prior to the maturity date in the event that the convertible promissory note is exchanged or converted into a revolving credit facility with the lender, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility.

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

During the year ended December 31, 2020, the Company issued 53,764 common shares with a fair value of $53,226 for the conversion of $20,000 of principal resulting in a loss on settlement of debt of $33,226.

On December 31, 2020, the Company entered into a Debt Settlement agreement whereby the Company agreed to pay cash of $250,000 and issue 200,000 shares of common stock, fair valued at $268,000, in full and final satisfaction of all pending litigation, principal debt and accrued interest outstanding totaling $321,243. The Company recorded a loss on settlement of debt totaling $196,757 and wrote down the derivative liability to $Nil.

As at December 31, 2020, the carrying value of the note was $193,841 (December 31, 2019 - $213,889), the fair value of the derivative liability was $Nil (December 31, 2019 - $360,718), and included in shares to be issued is $268,000 to satisfy the terms of the Debt Settlement agreement. Subsequent to December 31, 2020, the Company satisfied the terms of the settlement.

(d)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. As at December 31, 2020, the carrying value of the note was $9,487 (December 31, 2019 - $9,487), relating to an outstanding penalty.

(e)	On July 17, 2017, the Company issued a convertible promissory note in the principal amount of $135,000. The note is unsecured, bears interest at 10% per annum, is due on July 17, 2018, and is convertible into common shares at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price during the previous twenty trading day period ending on the latest complete trading day prior to the date of this note and (ii) $244. Interest will be accrued and payable at the time of promissory note repayment. Financing fees on the note were $16,500. Derivative liability applied as discount on the note was $118,500 and is accreted over the life of the note.

On November 10, 2020, the Company paid cash of $100,000, pursuant to a Settlement Agreement (the “Settlement Agreement”), in full and final satisfaction of $110,740 in outstanding principal and accrued interest on the above convertible note and corresponding pending litigation, see also Note 17. The Company wrote down the liability at September 30, 2020, to the subsequent settlement amount and recorded a gain on the settlement of $10,974 and the fair value of the derivative liability of $752,842 was extinguished in lieu of the Settlement Agreement.

As at December 31, 2020, the carrying value of the note was $Nil (December 31, 2019 - $81,470) and the fair value of the derivative liability was $Nil (December 31, 2019 - $111,990).

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
As at December 31, 2020, the carrying value of the note was $Nil (December 31, 2019 - $5,000) and the fair value of the derivative liability was $Nil (December 31, 2019 - $2,601).

(g)	On May 8, 2018, the Company issued a convertible note in the principal amount of $51,500. The note is unsecured, bears interest at 10% per annum, and is due on February 8, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

During the year ended December 31, 2020, the Company issued 8,618,831 common shares with a fair value of $495,936 for the conversion of $107,350 principal and accrued interest resulting in a loss on settlement of debt of $388,586.

As at December 31, 2020, the note and derivative liability were extinguished (December 31, 2019 - $51,500 and $48,918, respectively). During the twelve months ended December 31, 2020, the Company accreted $Nil (2019 - $7,277) of the debt discount to finance costs.

(h)	On May 28, 2018, the Company issued a convertible note in the principal amount of $180,000. The note is unsecured, bears interest at 10% per annum, and is due on February 28, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $224,319 for 224 Series C Preferred Shares. As at December 31, 2020, the note and derivative liability were extinguished (December 31, 2019 - $180,000 and $169,234, respectively). During the twelve months ended December 31, 2020, the Company accreted $Nil (2019 - $38,478) of the debt discount to finance costs.

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

During the year ended December 31, 2020, the Company issued 2,600,000 common shares with a fair value of $310,700 for the conversion of $15,444 of principal and accrued interest resulting in a loss on settlement of debt of $295,256.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $26,622 for 26 Series C Preferred Shares. As at December 31, 2020, the note and derivative liability were extinguished (December 31, 2019 - $39,037 and $21,869, respectively).

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

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $476,661 for 477 Series C Preferred Shares. As at December 31, 2020, the note and derivative liability were extinguished (December 31, 2019 - $413,590 and $181,870, respectively).

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

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $286,302 for 286 Series C Preferred Shares. As at December 31, 2020, the note and derivative liability were extinguished (December 31, 2019 - $124,695 and $323,514, respectively). During the year ended December 31, 2020, the Company accreted $125,725 (2019 - $124,695) of the debt discount to finance costs.

(l)	On July 30, 2019, the Company issued a convertible promissory note in the principal amount of $220,000. The note is unsecured, bears interest at 10% per annum, is due on July 30, 2020, and is convertible into common shares at a conversion price equal to the lesser of (i) 60% of the lowest trading price during the previous twenty trading days prior to the issuance date, or (ii) the lowest trading price for the Common Stock during the twenty-day period ending one trading day prior to conversion of the note. Deferred financing fees and original issuance discount on the note were $23,500. The derivative liability applied as a discount on the note was $196,500 and is accreted over the life of the note.

During the year ended December 31, 2020, the Company issued 6,907,267 common shares with a fair value of $860,248 for the conversion of all outstanding principal and accrued interest totaling $240,192 resulting in a loss on settlement of debt of $620,056.

As at December 31, 2020, the note and derivative liability were extinguished (December 31, 2019 - $92,219 and $284,734, respectively). During the year ended December 31, 2020, the Company accreted $127,781 (2019 - $92,219) of the debt discount to finance costs.

(m)	On September 4, 2019, the Company issued a convertible promissory note in the principal amount of $137,500. The note is unsecured, bears interest at 10% per annum, is due on June 3, 2020, and is convertible during the first 180 calendar days from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty-day period ending on the last complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $16,000. The derivative liability applied as a discount on the note was $121,500 and is accreted over the life of the note.

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

During the year ended December 31, 2020, the Company issued 8,623,931 common shares with a fair value of $494,031 for the conversion of $110,750 of principal and accrued interest resulting in a loss on settlement of debt of $383,281. On September 18, 2020, the Company paid cash of $22,500 to settle all outstanding principal and interest on the note, resulting in a gain on the settlement of debt totaling $20,056.

As at December 31, 2020, the note and derivative liability were extinguished (December 31, 2019 - $43,322 and $173,596, respectively). During the year ended December 31, 2020, the Company accreted $94,178 (2019 - $43,322), of the debt discount to finance costs.

(n)	On September 19, 2019, the Company issued a convertible promissory note in the principal amount of $55,000. The note is unsecured, bears interest at 10% per annum, is due on September 19, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty-day period ending on the last complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $7,000. The derivative liability applied as a discount on the note was $48,000 and is accreted over the life of the note.

During the year ended December 31, 2020, the Company issued 5,758,117 common shares with a fair value of $332,480 for the conversion of total outstanding principal and interest totaling $60,250 resulting in a loss on settlement of debt of $272,230.

As at December 31, 2020, the note and derivative liability were extinguished (December 31, 2019 - $15,370 and $70,052, respectively). During the year ended December 31, 2020, the Company accreted $39,630 (2019 - $Nil), of the debt discount to finance costs.

(o)	On September 19, 2019, the Company issued a convertible promissory note in the principal amount of $141,900. The note is unsecured, bears interest at 10% per annum, is due on September 19, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty-day period ending on the last complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $16,400. The derivative liability applied as a discount on the note was $125,500 and is accreted over the life of the note.

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

During the year ended December 31, 2020, the Company issued 5,159,991 common shares with a fair value of $261,912 for the conversion of $74,620 of principal and accrued interest resulting in a loss on settlement of debt of $187,292. On September 18, 2020, the Company paid cash of $76,000 to settle all outstanding principal and interest on the note, resulting in a gain on the settlement of debt totaling $7,273.

As at December 31, 2020, the note and derivative liability were extinguished (December 31, 2019 - $40,043 and $190,246, respectively). During the year ended December 31, 2020, the Company accreted $101,857 (2019 - $40,043), of the debt discount to finance costs.

(p)	On October 2, 2019, the Company issued a convertible promissory note in the principal amount of $82,500. The note is unsecured, bears interest at 10% per annum, is due on September 30, 2020, and is convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty-day period ending on the last complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $9,500. The derivative liability applied as a discount on the note was $73,000 and is accreted over the life of the note.

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

During the year ended December 31, 2020, the Company issued 3,409,090 common shares with a fair value of $193,296 for the conversion of $22,500 of principal resulting in a loss on settlement of debt of $170,796. On September 18, 2020, the Company paid cash of $60,000 to settle all outstanding principal and interest on the note, resulting in a gain on the settlement of debt totaling $8,075.

As at December 31, 2020, the note and derivative liability were extinguished (December 31, 2019 - $20,795 and $105,790, respectively). During the year ended December 31, 2020, the Company accreted $61,705 (2019 - $20,795), of the debt discount to finance costs.

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

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $285,428 for 285 Series C Preferred Shares. As at December 31, 2020, the note and derivative liability were extinguished (December 31, 2019 - $226,000 and $289,462, respectively).

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

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $342,641 for 343 Series C Preferred Shares. As at December 31, 2020, the note and derivative liability were extinguished (December 31, 2019 - $258,736 and $351,774, respectively).

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

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $166,401 for 166 Series C Preferred Shares. As at December 31, 2020, the note and derivative liability were extinguished (December 31, 2019 - $137,500 and $170,201, respectively).

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

During the year ended December 31, 2020, the Company issued 11,549,008 common shares with a fair value of $549,376 for the conversion of $119,600 of principal resulting in a loss on settlement of debt of $429,776.

As at December 31, 2020, the note and derivative liability were extinguished. During the year ended December 31, 2020, the Company accreted $119,600, of the debt discount to finance costs.

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

As at December 31, 2020, the note and derivative liability were extinguished. During the year ended December 31, 2020, the Company accreted $60,950, of the debt discount to finance costs.

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

As at December 31, 2020, the note and derivative liability were extinguished. During the year ended December 31, 2020, the Company accreted $60,950, of the debt discount to finance costs.

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

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $167,974 for 168 Series C Preferred Shares. As at December 31, 2020, the note was extinguished.

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

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $289,889 for 290 Series C Preferred Shares. As at December 31, 2020, the note was extinguished.

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

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $18,131 for 18 Series C Preferred Shares. As at December 31, 2020, the note was extinguished.

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

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $11,841 for 12 Series C Preferred Shares. As at December 31, 2020, the note was extinguished.

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

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $51,999 for 52 Series C Preferred Shares. As at December 30, 2020, the note was extinguished.

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

The following range of inputs and assumptions were used to value the derivative liabilities outstanding during the years ended December 31, 2020 and 2019, assuming no dividend yield:

	2020	2019
Expected volatility	243 - 531%	176 - 374%
Risk free interest rate	0.09 - 0.18%	1.6 - 2.6%
Expected life (years)	0.25 - 1.0	0.25 - 2.0

A summary of the activity of the derivative liabilities is shown below:

$
Balance, January 1, 2019	2,188,354
New issuances	939,919)
Change in fair value	(271,704)
Balance, December 31, 2019	2,856,569

Balance, January 1, 2020	2,856,569
New issuances	197,465
Extinguished	(10,440,286)
Change in fair value	7,386,252
Balance, December 31, 2020	-

Note 11 – LEASES

Lessor

During the year ended December 30, 2020, the Company began financing the lease of certain assets under rental revenue contracts with its customers and accounts for them in accordance with ASC 842 as outlined under “Leases” in Note 3.

During the year ended December 31, 2020, the Company recognized lease receivables of $45,856, to reflect lease payments expected to be received over the term of the agreements and derecognized $30,000 in inventory related to the underlying asset.

Lease receivable	December 31, 2020
Balance, January 1, 2020	$-
Additions	45,856
Receipt of payments	(3,000)
Balance, December 31, 2020	42,856
Current portion of lease receivable	(4,297)
Long term potion of lease receivable	$38,559

Lease receivables are measured at the commencement date based on the present value of future lease payments less the present value of the unguaranteed residual asset. The Company used the rate implicit in the rental revenue contracts to calculate the present value of future payments and unguaranteed residual asset at the date of commencement.

In accordance with the terms of the agreement, the Company recorded $45,856 in rental revenues related to the lease at the date of commencement and $30,000 in cost of goods sold.

Lessee

The Company leases certain assets under lease agreements.

On October 1, 2019, the Company entered into a 5-year lease agreement for a photocopier (the “Copier Lease”). Upon recognition of the lease, the Company recognized right-of-use assets of $8,683 and lease liabilities of $8,683. As of December 31, 2020, the Copier lease had a remaining term of 3.75 years.

On April 1, 2020, the Company terminated its showroom space lease, resulting in a gain of $8,428 (CDN$11,294) which is included in general and administrative expense. On May 31, 2020, the Company’s office leases expired.

On July 10, 2020, the Company entered into a lease agreement for retail, showroom and warehouse space in Fairfield, CA (the “Fairfield Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $164,114 and lease liabilities of $156,364. The difference between the recorded operating lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $7,750. The lease included a rent-free period with rent payments commencing on October 1, 2020. As of December 31, 2020, Fairfield Lease had a remaining term of 1.67 years. The Fairfield Lease also included a refundable security deposit of $7,750 which is included in prepaid expenses and deposits at December 31, 2020.

On July 14, 2020, the Company entered into a lease agreement for office space in Surrey, BC (the “Croydon Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $133,825 and lease liabilities of $125,014. The difference between the recorded operating lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $8,811 (CDN$11,948). The lease included a rent-free period with rent payments commencing on September 1, 2020. As of December 31, 2020, the lease had a remaining term of 2.58 years.

Right-of-use assets have been included within fixed assets, net and lease liabilities have been included in operating lease liability on the Company’s consolidated balance sheet.

Right-of-use assets	December 31, 2020	December 31, 2019
Cost	$302,477	$178,202
Accumulated depreciation	(53,158)	(39,671)
Total right-of-use assets	$249,319	$138,531

Lease liability	December 31, 2020	December 31, 2019
Current portion	$125,864	$62,935
Long-term portion	150,877	74,225
Total lease liability	$276,741	$137,160

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

Operating lease expense for the twelve months ended December 31, 2020 was $86,645 (2019 - $44,875) and is recorded in general and administration expense.

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of December 31, 2020 for the next three years are as follows:

Operating lease commitments and lease liability	December 31, 2020
2021	$152,317
2022	124,565
2023	37,060
2024	1,736
Total future minimum lease payments	315,678
Discount	(38,937)
Total	276,741
Current portion of operating lease liabilities	(125,864)
Long-term portion of operating lease liabilities	$150,877

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

10,000 shares of redeemable Series F preferred shares, authorized, each having a par value of $0.001 per share. Each share of Series F preferred shares is convertible into common stock at an amount equal to the lesser of (a) one hundred percent of the lowest traded price for the Company’s stock for the fifteen trading days immediately preceding the relevant Conversion and (b) a twenty percent discount to the price of the common stock in an offering with gross proceeds of at least $10,000,000.

Mezzanine Preferred Equity Transactions

During the year ended December 31, 2020:

●	On September 30, 2020, the Company entered into an Exchange Agreement, as outlined in Note 9, to settle outstanding convertible debt and accrued interest in exchange for 2,347 shares of Series C preferred shares with an aggregate carrying amount of $2,348,208. The shares were issued October 14, 2020.

●	On September 30, 2020, the Company entered into a Securities Purchase Agreement (the “Series C SPA”) whereby the Company agrees to sell and the Purchaser agrees to purchase, in a series of closings (the “Closings”), up to 200 shares of Series C preferred shares at a price of $1,000 per share. At the First Closing, the Company agrees to issue 250 shares of Series C preferred shares, representing 200 Purchased Shares and 50 Commitment Shares. On October 14, 2020, the Company issued 250 Series C shares for gross proceeds of $200,000 in full satisfaction of the First Closing.

●	On November 6, 2020, the Company received gross proceeds of $300,000 for 300 Series C Preferred Shares in lieu of the Second Closing for the Series C SPA. The shares are included in preferred shares to be issued at December 31, 2020.

●	On December 7, 2020, the Company received gross proceeds of $200,000 for 200 Series C Preferred Shares in lieu of the Second Closing for the Series C SPA. The shares are included in preferred shares to be issued at December 31, 2020.

●	On December 23, 2020, the Company entered into a Securities Purchase Agreement (the “Series F SPA”) whereby the Company agrees to sell and the Purchaser agrees to purchase, in a series of closings (the “Closings”) of at least 1,000 Series F preferred shares at a price of $1,000 per share. The First and Second Closings, will each be for 1,500 Preferred Shares at a purchase price of $1,500,000, the Second Closing which will follow the filing of the Registration Statement. Any Additional Closings will be for the purchase of at least 1,000 Series F preferred shares, every thirty calendar days, and shall follow the Registration Statement being declared effective. The shares are included in preferred shares to be issued at December 31, 2020 with a fair value of $731,992 and were issued subsequently on February 4, 2021.

●	During the year ended December 31, 2020, 1,573 Series C Preferred Shares were converted into common shares, see note 14.

●	On December 22, 2020, the Company received conversion notices to convert 18 Series C shares into 96,861 common shares. 18 Series C were converted subsequently on January 19, 2021.

●	On December 23, 2020, the Company received conversion notices to convert 286 Series C shares into 1,539,014 common shares. 286 Series C were converted subsequently on January 15, 2021.

During the year ended December 31, 2019:

●	The Company settled various accounts payable balances, debt and preferred shares in exchange for shares of common stock to be issued and warrants. Included in these settlements were 100,500 and 4,649,908 shares of Series D and Series E preferred shares, respectively, with an aggregate carrying value of $6,668,643.

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

Preferred Stock Transactions

During the year ended December 31, 2020:

●

On May 21, 2020, the Company issued an aggregate of 136 shares of Series B preferred shares to various parties for past services to the Company, which included 122 issued to related parties and 2 issued to a former director of the Company. These preferred shares were valued at $767,040, based on the fair value of the underlying common stock, discounted for the six months hold period before the preferred shares can be converted. The issuance is recorded under compensation expense.

●	On October 26, 2020, the Company agreed to issue 100 shares of Series B preferred shares to for investor relations services to the Company, these preferred shares were valued at $1,340,000, based on the fair value of the underlying common stock.

●	On December 11, 2020, 4 Series B preferred shares were converted into common shares, see note 14.

During the year ended December 31, 2019:

●	The Company settled various accounts payable balances, debt and preferred shares in exchange for shares of common stock to be issued and warrants. Included in these settlements were 132 shares of Series B Preferred Stock with a carrying value of $4,872,732.

●	On October 29, 2019, the Company issued an aggregate of 200,376 shares of Series A preferred shares at value of $200 to three directors of the Company.

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

Common Stock Transactions

During the year ended December 31, 2020:

●	The Company issued an aggregate of 191,865 shares of common stock for cash proceeds of $100,031.

●	The Company issued an aggregate of 4,303,000 shares of common stock with a fair value of $1,360,784 in exchange for services.

●	The Company issued an aggregate of 16,880,146 shares of common stock with a fair value of $7,521,454 to satisfy shares to be issued.

●	The Company issued 2,363,532 shares of common stock with a fair value of $214,286 for share-settled debt.

●	The Company issued an aggregate of 52,937,999 shares of common stock with a fair value of $3,577,005 upon the conversion of $777,872 of convertible debentures and accrued interest, as outlined in Note 9, per the table below:

Date issued	Common shares issued (#)	Fair value(1)	Converted balance(2)	Loss on conversion
January 7, 2020	53,764	$53,226	$20,000	$(33,226)
February 4, 2020	135,802	127,654	20,000	(107,654)
February 7, 2020	151,234	142,160	24,500	(117,660)
February 26, 2020	151,515	45,455	20,000	(25,455)
February 26, 2020	140,151	39,242	18,500	(20,742)
March 9, 2020	170,000	27,200	13,090	(14,110)
March 9, 2020	195,547	68,441	13,000	(55,441)
March 11, 2020	180,505	63,177	12,000	(51,177)
April 1, 2020	140,000	9,800	3,889	(5,911)
April 1, 2020	220,000	15,400	6,666	(8,734)
April 2, 2020	218,678	16,379	7,000	(9,379)
April 21, 2020	264,026	24,649	8,000	(16,649)
May 15, 2020	258,000	25,800	7,166	(18,634)
May 19, 2020	426,000	80,940	17,338	(63,602)
May 19, 2020	675,675	100,000	30,000	(70,000)
May 19, 2020	350,000	33,250	12,705	(20,545)
May 19, 2020	337,837	50,000	15,000	(35,000)
May 21, 2020	298,606	56,735	13,258	(43,477)
May 21, 2020	611,111	116,111	27,750	(88,361)
July 8, 2020	500,000	45,000	10,500	(34,500)
July 8, 2020	857,142	72,857	18,000	(54,857)
July 8, 2020	600,000	22,800	11,549	(11,251)
July 8, 2020	639,846	51,188	13,437	(37,751)
July 8, 2020	880,952	70,476	18,500	(51,976)
July 10, 2020	809,523	29,952	17,000	(12,952)
July 17, 2020	1,121,212	55,948	18,500	(37,448)
July 17, 2020	1,151,515	46,291	19,500	(26,791)
July 20, 2020	1,130,000	45,426	17,091	(28,335)
July 23, 2020	879,157	43,870	14,506	(29,364)
August 3, 2020	1,309,824	35,234	14,146	(21,088)
August 3, 2020	1,638,117	33,991	17,692	(16,299)
August 10, 2020	1,412,525	30,553	15,255	(15,298)
August 13, 2020	1,000,000	20,100	15,000	(5,100)
August 13, 2020	1,130,000	25,877	11,311	(14,566)
August 13, 2020	1,465,201	29,451	16,000	(13,451)
August 19, 2020	1,484,615	22,269	19,300	(2,969)
August 25, 2020	1,750,000	125,125	11,340	(113,785)
August 25, 2020	1,483,146	106,045	13,200	(92,845)
August 25, 2020	620,033	44,332	4,018	(40,314)
August 25, 2020	1,490,000	106,535	8,851	(97,684)
August 25, 2020	1,893,939	135,417	12,500	(122,917)
August 26, 2020	1,818,182	130,000	12,000	(118,000)
August 27, 2020	1,808,989	156,839	16,100	(140,739)
August 31, 2020	1,808,989	84,842	16,100	(68,742)
September 1, 2020	1,560,000	79,560	9,266	(70,294)
September 2, 2020	1,808,989	80,283	16,100	(64,183)
September 9, 2020	1,808,989	66,119	16,100	(50,019)
September 10, 2020	2,727,273	92,045	18,000	(74,045)
September 14, 2020	1,560,000	46,566	9,266	(37,300)
September 17, 2020	345,291	12,879	7,700	(5,179)
September 18, 2020	2,938,117	113,705	19,039	(94,666)
September 22, 2020	1,515,151	57,879	10,000	(47,879)
September 24, 2020	412,831	51,232	5,699	(45,533)
September 29, 2020	2,600,000	310,700	15,444	(295,256)
Total	52,937,999	$3,577,005	$777,872	$(2,799,133)

(1)	Fair values are derived based on the closing price of the Company’s common stock on the date of the conversion notice.

(2)	Converted balance includes portions of principal, accrued interest, financing fees, interest penalties and other fees converted upon the issuance of shares of common stock.

During the year ended December 31, 2019:

●	The Company issued an aggregate of 72,295 shares of common stock with a fair value of $63,437 in exchange for services.

●	The Company issued an aggregate of 32,000 shares of common stock with a fair value of $37,760 as partial settlement for accounts payable, as outlined in Note 8.

●	The Company issued an aggregate of 407,536 shares of common stock with a fair value of $506,468 upon the conversion of $180,642 of convertible debentures, accrued interest and accounts payable, as outlined in Note 9, per the table below:

Date issued	Common shares issued (#)	Fair value(1)	Converted balance(2)	Loss on conversion
January 22, 2019	10,189	$28,527	$15,690	$(12,837)
March 11, 2019	18,606	37,211	12,280	(24,931)
March 15, 2019	27,137	54,238	17,899	(36,339)
June 17, 2019	45,216	58,781	31,651	(27,130)
June 20, 2019	34,450	36,517	19,895	(16,622)
July 17, 2019	37,900	33,352	5,628	(27,724)
August 26, 2019	40,000	27,020	6,620	(20,400)
September 18, 2019	39,500	49,376	8,255	(41,121)
October 11, 2019	35,000	44,450	13,475	(30,975)
November 13, 2019	47,500	77,899	18,810	(59,089)
November 7, 2019	23,149	18,519	10,000	(8,519)
December 19, 2019	48,889	40,578	22,000	(18,578)
Total	407,536	$506,468	$182,203	$(324,265)

(1)	Fair values are derived based on the closing price of the Company’s common stock on the date of the conversion notice.

(2)	Converted balance includes portions of principal, accrued interest, accounts payable, financing fees and interest penalties converted upon the issuance of shares of common stock.

Common Stock to be Issued

Common stock to be issued as at December 31, 2020 consists of:

●	3,264,285 shares valued at $52,229 to be issued pursuant to settlement of share-settled debt.

●	4,874,690 shares valued at $1,383,815 to be issued pursuant to settlement of various accounts payable balances and outstanding debt in exchange for shares of common stock to be issued.

As at December 31, 2020, 8,138,975 shares of common stock remain to be issued with a value of $1,436,044, all of which were issued subsequent to year end.

Warrants

On December 23, 2020, the Company granted 3,000,000 warrants concurrently with the execution of the Series F SPA. The warrants are exercisable into one share of common stock at an exercise price of $0.50 per share. Warrants were valued at $768,008, under the relative fair value allocation approach. The warrants expire on the five-year anniversary of the Initial Exercise Date.

On March 2, 2020, the Company granted 2,829,859 warrants with a contractual life of five years and exercise price of $0.25 per share in exchange for strategic advisory services. Warrants were valued at $465,248 using the Black Scholes Option Pricing Model with the assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

On October 26, 2020, the Company promised to grant 1,000,000 warrants with a contractual life of three years and exercise price of $0.25 per share in exchange for investor relations services. Warrants were valued at $163,998 using the Black Scholes Option Pricing Model with the assumptions outlined below and were issued subsequently on February 10, 2021. As at December 31, 2020, the value of the warrants was included in obligation to issue warrants.

On December 31, 2020, the Company granted 250,000 warrants with a contractual life of two years and exercise price of $1.00 per share as part of a Debt Conversion and Settlement agreement. Warrants were valued at $328,329 using the Black Scholes Option Pricing Model with the assumptions outlined below.

	December 31, 2020	December 31, 2019
Risk-free interest rate	0.13% - 0.88%	1.62%
Expected life	2.0 - 5.0 years	3.0 years
Expected dividend rate	0%	0%
Expected volatility	266 - 321%	280%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding at year end December 31, 2018	-	$-
Granted	6,859,954	0.77
Exercised	-	-
Expired	-	-
Outstanding at year December 31, 2019	6,859,954	$0.77
Granted	6,079,859	0.40
Exercised	-	-
Expired	-	-
Outstanding as at December 31, 2020	12,939,813	$0.60

As at December 31, 2020, the weighted average remaining contractual life of warrants outstanding was 3.20 years (2019 – 3.08 years) with an intrinsic value of $9,605,067 (2019 - $108,246).

Note 15 – RELATED PARTY TRANSACTIONS

As at December 31, 2020, the Company owed $317,997 (December 31, 2019 - $263,409) to the President, CEO, and CFO of the Company for management fees and salaries, which has been recorded in trade and other payables. The amounts owed and owing are unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2020 the Company incurred $300,000 (2019 - $100,000) in salaries to the President, CEO, and CFO of the Company and made payments of $170,381.

As at December 31, 2020, the Company owed $Nil (December 31, 2019 - $7,260 (CDN$9,450)) to a company controlled by the son of the President, CEO, and CFO of the Company for subcontractor services. The balance owing has been recorded in trade and other payables. The amount owing is unsecured, non-interest bearing, and due on demand.

On May 21, 2020, the Company issued an aggregate of 136 shares of Series B convertible preferred shares to various parties for past services to the Company, which included 122 issued to related parties and 2 issued to a former director of the Company. These preferred shares were valued at $767,040, based on the fair value of the underlying common stock, discounted for the six months hold period before the preferred shares can be converted. The issuance is recorded under compensation expense.

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

Note 17 – CONTINGENCIES

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at December 31, 2020, included in trade and other payables is $47,023 (December 31, 2019 - $40,227) related to this unpaid invoice, interest and legal fees.

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, and legal fees incurred by Coastal with respect to the lawsuit. On June 13, 2017, Coastal filed a complaint and motion for a preliminary injunction seeking conversion of the principal amount of a note issued by it to the Company into common stock of the Company. The Court issued an Order to Show Cause as to why a preliminary injunction should not be issued on June 27, 2017, and the Company opposed Coastal’s motion. A hearing on the motion for preliminary injunction was held on July 26, 2017. For the following reasons, the Court denied Coastal’s motion for a preliminary injunction. The Company also filed a cross motion to dismiss on the grounds that the $72,500 Note violates New York’s criminal usury law. The Court did not address this motion at that time and has set a separate briefing schedule for it. On December 31, 2020, the Company entered into a Settlement Agreement with Coastal for full and final satisfaction of its claims and all outstanding principal debt and accrued interest for $250,000 paid in cash and 200,000 shares of common stock fair valued at $268,000. As at December 31, 2020, $250,000 is included in loans and accrued interested and $268,000 is included in shares to be issued in relation to the settlement. The Company paid cash of $250,000 on February 11, 2021, in satisfaction of the agreement.

On October 10, 2017, a vendor filed a complaint for Breach of Contract with Superior Court of the State of California. The Complainant is alleging that it is contractually owed 1,848,130 shares of the Company’s common stock and is seeking damages of $270,000. In addition, a related vendor filed in the same filing a complaint for $72,000 as part of a consulting agreement the Company executed. Subsequent to year end, the Company reached a settlement of which the terms have not, as yet, occurred. As at December 31, 2020, included in accrued liabilities is a contingent liability of $115,000 for the expected financial impact of the settlement. Subsequent to December 31, 2020, the Company issued 115,000 shares of restricted common stock pursuant to the settlement.

On April 9, 2018, the Company received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleges that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ seeks damages in excess of $200,000 but not more than $1,000,000, which consists of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. This action is still pending but as at September 30, 2020, JSJ has negotiated a reduced amount with a private investor. As at September 30, 2020, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable. In November 2020, the Company entered into a Settlement Agreement with JSJ for full and final satisfaction if its claims for $100,000 (the “Settlement Payment”) paid in cash on or before November 10, 2020. Upon receipt of the Settlement Payment, JSJ agreed to provide (a) a settlement agreement and release of all its claims against the Company; and (b) a consent dismissal order in B.C. Supreme Court Action No. 1911876 on a “without costs” basis. The Company paid cash of $100,000 on November 10, 2020 in satisfaction of the agreement. See Note 9(e).

Note 18 – INCOME TAX

For the years ended December 31, 2020 and 2019, there is $Nil and $Nil current and deferred income tax expense, respectively, reflected in the Statement of Operations.

The following are the components of income before income tax reflected in the Statement of Operations for the years ended December 31, 2020 and 2019:

Component of Loss Before Income Tax

	December 31, 2020	December 31, 2019
Loss before income tax	$(6,177,099)	$(3,078,120)
Income tax	$-	$-
Effective tax rate	21.0%	21.0%

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

As of December 31, 2020, the Company had aggregate net operating losses of $51,310,040 (2019 - $45,132,941) to offset future taxable income in the United States and the United Kingdom. The deferred tax assets at December 31, 2020 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 19 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended
	December 31, 2020	December 31, 2019

Cash paid during the period for:
Income tax payments	$—	$—
Interest payments	$21,206	$46,500

Non-cash investing and financing transactions:
Shares issued for convertible notes payable and accrued interest	$5,501,965	$506,468
Shares issued and to be issued for share-settled debt	$2,246,334	$634,498
Convertible debenture issued for financing fees	$-	$250,419
Preferred shares exchanged for shares to be issued	$-	$11,541,375
Initial recognition of lease assets	$306,622	$178,202
Initial recognition of lease liabilities	$290,061	$171,648

Note 20 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to the year ended for transactions and other events that may require adjustment of and/or disclosure in such consolidated financial statements.

Subsequent to December 31, 2020, the Company issued:

●	1,539,014 shares of common stock for conversion of 286 Series C Preferred Shares with an aggregate carrying value of $286,302.

●	1,751,288 shares of common stock were cancelled and returned to treasury due to a duplicated issuance for share settled debt.
●	3,264,285 shares of common stock with a fair value of $52,229 to satisfy shares to be issued at December 31, 2020.

●	The Company issued 100 Series B Preferred Shares with a fair value of $1,340,000 and 1,000,000 warrants with a fair value of $163,998 pursuant to an investor relations agreement dated October 26, 2020.

●	300,000 shares of common stock with a fair value of $387,000 to satisfy shares to be issued at December 31, 2020.

●	35,148 shares of common stock with a fair value of $45,341 to satisfy shares to be issued at December 31, 2020.

●	96,861 shares of common stock for conversion of 18 Series C Preferred Shares with an aggregate carrying value of $18,131.

●	1,700,000 shares of common stock for conversion of 17 Series B Preferred Shares with an aggregate carrying value of $95,880.

●	375,000 shares of common stock with a fair value of $502,500 to satisfy shares to be issued at December 31, 2020.

●	200,000 shares of common stock with a fair value of $268,000 to satisfy shares to be issued at December 31, 2020.

●	3,964,542 shares of common stock with a fair value of $180,974 to satisfy shares to be issued at December 31, 2020.

●	3,000 shares of Series F preferred shares with a fair value of $731,992 to satisfy preferred shares to be issued at December 31, 2020, pursuant to the Series F SPA, see note 12.

●	150,000 shares of common stock with a fair value of $138,750 pursuant to a consulting services agreement dated January 26, 2021.

●	115,000 shares of common stock with a fair value of $60,835 pursuant to a legal settlement, see Note 17.

●	695,173 shares of common stock for conversion of 168 Series C Preferred Shares with an aggregate carrying value of $51,999.

●	16 shares of Series B Preferred Shares, convertible into 100,000 shares of common stock per Series B preferred shares, to members of the Board of Directors for compensation with an aggregate fair value of $849,600 based on the underlying security.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our CEO and CFO, has assessed the effectiveness of the internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Amendment of Series C Preferred Stock

On September 30, 2020, the Company amended its Series C Preferred Stock. The Series C Preferred Stock shall be entitled to vote with the holders of the Company’s Common Stock on an as-converted basis.

Designation of Series F Preferred Stock

On December 22, 2020, the Company designated its Series F Preferred Stock. The Series F Preferred Stock shall be entitled to vote with the holders of the Company’s Common Stock on an as-converted basis.

Debt Settlement Transactions

On April 23, 2020, the Company agreed to settle principal debt of $150,000 for 3,061,224 shares of common stock at $0.049 per share, a 30% discount to market. On August 25, 2020, the terms of this settlement were amended to settle remaining principal of $120,000 for 10,714,285 common shares at an adjusted exercise price of $0.0112, a 30% discount to market. At December 31, 2020, 8,062,244 shares have been issued and 3,264,285 shares were left to be issued. These shares were issued subsequently on January 5, 2021.

On September 18, 2020, the Company paid cash of $60,000 to settle outstanding debt and accrued interest.

On September 18, 2020, the Company paid cash of $22,500 to settle outstanding debt and accrued interest.

On September 18, 2020, the Company paid cash of $66,000 to settle outstanding debt and accrued interest.

On September 18, 2020, the Company paid cash of $76,000 to settle outstanding debt and accrued interest.

On September 30,2020, the Company settled outstanding debt in the aggregate amount of $2,348,208 for 2,347 shares of Series C preferred stock at a price of $1,000 per share.

On November 10, 2020, the Company paid cash of $100,000 to settle outstanding debt and accrued interest.

On December 31, 2020, the Company agreed to settle outstanding loans payable of $111,184 in exchange for 3,964,542 shares of common stock which are included in shares to be issued.

On December 31, 2020, the Company agreed to settle accounts payable of $31,106 in exchange for 35,148 shares of common stock which are included in shares to be issued.

On December 31, 2020, the Company agreed to settle accounts payable of $378,000 in exchange for 300,000 shares of common stock which are included in shares to be issued.

On December 31, 2020, the Company agreed to settle outstanding convertible notes of $193,889 and accrued interest totaling $127,354 for $250,000 paid in cash and the issuance of 200,000 shares of common stock which are included in shares to be issued.

On December 31, 2020, the Company agreed to settle outstanding loans payable of $567,500 and accrued interest totaling $529,990 in exchange for 375,000 shares of common stock which are included in shares to be issued and 250,000 two-year warrants convertible to common shares at $1.00 which were granted on December 31, 2020.

During the year ended December 31, 2020, the Company issued an aggregate of 52,937,999 shares of common stock with a fair value of $3,577,005 upon the conversion of $777,872 of convertible debentures and accrued interest

Preferred Stock Transactions

On May 21, 2020, the Company issued an aggregate of 136 shares of Series B convertible preferred shares with a fair value of $767,040 to various parties for past services to the Company, which included 122 issued to related parties and 2 issued to a former director of the Company.

On October 14, 2020, the Company issued an aggregate of 2,347 shares of Series C preferred shares at a value of $1,000 per share to a third party to settle outstanding debt of $2,348,208.

On October 14, 2020, the Company issued 250 shares of Series C preferred shares for proceeds of $200,000.

On October 26, 2020, the Company agreed to issue 100 shares of Series B convertible preferred shares with a fair value of $1,340,000 for investor relations services. Shares were issued subsequent to December 31, 2020.

On November 6, 2020, the Company agreed to issue 300 shares of Series C preferred shares for proceeds of $300,000. Shares were issued subsequent to December 31, 2020.

On December 7, 2020, the Company agreed to issue 200 shares of Series C preferred shares for proceeds of $200,000. Shares were issued subsequent to December 31, 2020.

On December 23, 2020, the Company agreed to issue 1,500 shares of Series F preferred shares for proceeds of $1,500,000. Shares were issued subsequent to December 31, 2020.

Legal Proceedings

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at December 31, 2020, included in trade and other payables is $47,023 (December 31, 2019 - $40,227) related to this unpaid invoice, interest and legal fees.

On May 24, 2017, we received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contact damages, and legal fees incurred by Coastal with respect to the lawsuit. On June 13, 2017, Coastal filed a complaint and motion for a preliminary injunction seeking conversion of the principal amount of a note issued by it to the Company into common stock of the Company. The Court issued an Order to Show Cause as to why a preliminary injunction should not be issued on June 27, 2017, and the Company opposed Coastal’s motion. A hearing on the motion for preliminary injunction was held on July 26, 2017. For the following reasons, the Court denied Coastal’s motion for a preliminary injunction. The Company also filed a cross motion to dismiss on the grounds that the $72,500 Note violates New York’s criminal usury law. The Court did not address this motion at that time and has set a separate briefing schedule for it. On December 31, 2020, the Company entered into a Settlement Agreement with Coastal for full and final sastisfaction of its claims and all outstanding principal debt and accrued interest for $250,000 paid in cash and 200,000 shares of common stock fair valued at $268,000. As at December 31, 2020, $250,000 is included in loans and accrued interested and $268,000 is included in shares to be issued in relation to the settlement. The Company paid cash of $250,000 on February 11, 2021, in satisfaction of the agreement.

On October 10, 2017, a vendor filed a complaint for Breach of Contract with Superior Court of the State of California. The Complainant is alleging that it is contractually owed 1,848,130 shares of the Company’s common stock and is seeking damages of $270,000. In addition, a related vendor filed in the same filing a complaint for $72,000 as part of a consulting agreement the Company executed. Subsequent to year end, the Company reached a settlement of which the terms have not, as yet, occurred. As at December 31, 2020, included in accrued liabilities is a contingent liability of $115,000 for the expected financial impact of the settlement. Subsequent to December 31, 2020, the Company issued 115,000 shares of restricted common stock pursuant to the settlement.

On April 9, 2018, we received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totaling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleges that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ seeks damages in excess of $200,000 but not more than $1,000,000, which consists of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. This action is still pending but as at September 30, 2020, JSJ has negotiated a reduced amount with a private investor. As at September 30, 2020, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable. In November 2020, the Company entered into a Settlement Agreement with JSJ for full and final satisfaction if its claims for $100,000 (the “Settlement Payment”) paid in cash on or before November 10, 2020. Upon receipt of the Settlement Payment, JSJ agreed to provide (a) a settlement agreement and release of all its claims against the Company; and (b) a consent dismissal order in B.C. Supreme Court Action No. 1911876 on a “without costs” basis. The Company paid cash of $100,000 on November 10, 2020 in satisfaction of the agreement. See Note 9(e).

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth information about our director and executive officer as of the date of this report:

NAME	AGE	POSITION	DATE FIRST ELECTED OR APPOINTED

Robert Silzer	74	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer	May 6, 2015 (as President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer) June 16, 2015 (as Director)

Stephen Johnston	69	Director	June 16, 2015

James Singerling	76	Director	June 16, 2015

Michael Leemhuis	72	Director	April 8, 2020

Carol Cookerly	61	Director	April 8, 2020

Jason Sugarman(1)	49	Former Director	June 16, 2015

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2020, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

We have adopted a written code of ethics and business conduct to provide guidance to all Company’s directors, officers and employees, for each employee, including our including the Company’s principal executive officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is posted on our corporate website at www.dsgtglobal.com. If we make certain amendments to or waivers of our code of ethics, we intend to satisfy the SEC disclosure requirements by promptly posting the amendment or waiver on our website.

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

(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2020 and 2019; and

(d)	up to two additional individuals for whom disclosure would have been provided under (c) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2020 and 2019;

who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

EXECUTIVE SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Silzer,	2020	300,000	Nil	338,400	Nil	Nil	Nil	Nil	668,400
Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer	2019	200,000	Nil	Nil	Nil	Nil	Nil	Nil	200,000

As of December 31, 2020, we had no employment agreements with any of our executive officers or employees.

Summary of Employment Agreements and Material Terms

We have not entered into any employment or consulting agreements with any of our current officers, directors, or employees.

Outstanding Equity Awards.

For the years ended December 31, 2020 and 2019, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

The particulars of the compensation paid to each of our director during our fiscal years ended December 31, 2020 and 2019 are set out in the following summary compensation table, except that no disclosure is provided for any director who’s also a named executive officer and whose compensation is fully reflected in the above Executive Summary Compensation Table:

DIRECTOR COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Johnston,	2020	Nil	Nil	33,840	Nil	Nil	Nil	Nil	Nil
Director	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
James Singerling,	2020	Nil	Nil	33,840	Nil	Nil	Nil	Nil	Nil
Director	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Michael Leemhuis,	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Carol Cookerly,	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Jason Sugarman,	2020	Nil	Nil	11,280	Nil	Nil	Nil	Nil	Nil
Former Director	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2019 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Office, if Any	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors
Robert Silzer 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director, president, chief executive officer, chief financial officer, secretary, and treasurer	Common Stock	2,019	0.00%
Stephen Johnston 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	-	-
James Singerling 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	-	-
Michael Leemhuis 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	-	-
Carol Cookerly 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	-	-
All officers and directors as a group		Common stock, $0.001 par value	2,019	0.00%

5%+ Security Holders
None			-	-
All 5%+ Security Holders		Common stock, $0.001 par value	-	-

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)

Percentages are based on 95,765,736 shares of our Company’s common stock issued and outstanding at December 31, 2020. As of February 26, 2021, 101,943,690 shares of common stock were issued and outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

As at December 31, 2020, we owed $317,997 ($405,225 CDN) (2019 - $263,409 ($342,853 CDN)) to our Director and sole Officer, Robert Silzer, for management fees and salaries and $Nil (2019 - $7,260 ($9,450 CDN)) to a company controlled by Robert Silzer, Jr., the son of Robert Silzer, our Director and sole Officer for subcontractor services. The amounts owed and owing are unsecured, non-interest bearing, and due on demand.

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

Audit Fees, Audit Related Fees, and All Other Fees

The following represents fees for professional services rendered by our independent registered public accounting firm for each of the years ended December 31, 2020 and 2019.

	2020	2019
Audit fees	$75,897	$76,130
Audit related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil
Total	$75,897	$76,130

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

Dated:	March 5, 2021	DSG Global Inc.

		By:	/s/ Robert Silzer
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

Signature	Title	Date

/s/ Robert Silzer	Chief Executive Officer, Chief Financial Officer and Chairman of the	March 5, 2021
Robert Silzer	Board of Directors (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Stephen Johnston	Director	March 5, 2021
Stephen Johnston

/s/ James Singerling	Director	March 5, 2021
James Singerling

/s/ Michael Leemhuis	Director	March 5, 2021
Michael Leemhuis

/s/ Carol Cookerly	Director	March 5, 2021
Carol Cookerly

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.1.6	Certificate of Change of the Registrant	8-K	3.1	03-26-19

3.1.7	Certificate of Correction of the Registrant	8-K	3.2	03-26-19

3.1.8	Series A - Certificates of Amendment and Designation dated November 22, 2019				*

3.1.9	Series C - Certificates of Amendment and Designation dated December 22, 2020				*

3.1.10	Series F – Certificates of Designation dated December 22, 2020				*

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1	Subscription Agreement / Debt Settlement, dated September 26, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.1	08-17-15

10.2	Addendum to Subscription Agreement / Debt Settlement, dated October 7, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.2	08-17-15

10.3	Second Addendum to Subscription Agreement / Debt Settlement, dated April 29, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.3	08-17-15

10.4	Third Addendum to Subscription Agreement / Debt Settlement, dated August 11, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.4	08-17-15

10.5	Letter from Westergaard Holdings Ltd., dated September 1, 2015, extending dates of redemption obligations.	8-K	10.1	09-08-15

EX-1

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith

10.6	Letter from Westergaard Holdings Ltd., dated November 10, 2015, extending dates of redemption obligations	10-Q	10.1	11-16-15

10.7	Letter fromWestergaard Holdings Ltd., dated December 31, 2015, extending dates of redemption obligations	8-K	10.1	03-09-16

10.8	Convertible Note of DSG TAG Systems Inc., dated March 31, 2015, payable to Adore Creative Agency, Inc.	8-K	10.5	08-17-15

10.9	Convertible Note Agreement, dated August 25, 2015, between the Registrant and Jerry Katell, Katell Productions, LLC and Katell Properties, LLC	10-Q	10.2	11-13-15

10.10	Agreement (TAG Infinity XL 12” ) dated February 15, 2014 between DSG TAG Systems Inc. and DSG Canadian Manufacturing Corp.	8-K	10.2	12-05-15

10.11	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A.Bosa & Co (Kootenay) Ltd.	10-K	10.5	05-28-19

10.12	Lease agreement (Modified), dated January 21, 2016 and February 1, 2016 between DSG TAG Systems Inc. and Benchmark Group	10-K	10.6	05-28-19

10.13	Loan agreement, dated February 11, 2016 between DSG TAG Systems Inc. and Jeremy Yaseniuk	10-K	10.7	05-28-19

10.14	Loan agreement, dated March 31, 2016 between DSG TAG Systems Inc. and E. Gary Risler	10-K	10.8	05-28-19

10.15	Letter from Westergaard Holdings Ltd., dated April 29, 2016	10-K	10.1	05-20-16

10.16	Security purchase agreement between DSG Global Inc. and Coastal Investment Partners, dated November 7 2016	8-K	10.1	11-15-16

10.17	Letter of Resignation by Board Member Keith Westergaard	10-Q	10.1	12-16-16

10.18	Equity Financing Agreement dated September 18, 2019 between DSG Global, Inc. and GHS Investments, LLC	S-1	10.9	10-04-19

10.19	Registration Rights Agreement dated September 18, 2019 between DSG Global, Inc. and GHS Investments, LLC	S-1	10.10	10-04-19

10.20	Advisory Services Agreement dated as of March 2, 2020 Graj + Gustavsen, Inc.	8-K	10.1	03-06-20

10.21	Stock Purchase Agreement between the Company and GHS dated December 23, 2020	8-k	10.1	12-31-20

10.22	Warrant Agreement dated December 23, 2020	8-K	10.2	12.31.20

10.23	OEM Cooperation Agreement with Skywell New Energy Automobile Group Co. Ltd. Dated February 5, 2021.	8-K	10.1	02-23-21

21	List of Subsidiary:	10-K	21.1	05-02-16

EX-2

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101*	Interactive Data File

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*Filed herewith

#*	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

EX-3