Form 10-Q
period 2021-03-31
DSG Global Inc.
filed 2021-05-17
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

As May 17, 2021, the issuer had 110,639,913 shares of common stock issued and outstanding.

DSG GLOBAL, INC.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of DSG Global Inc. as at March 31, 2021, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that can be expected for the year ending December 31, 2021.

DSG GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31, 2021 AND DECEMBER 31, 2020

(Expressed in U.S. dollars)

(UNAUDITED)

	March 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash	$1,273,808	$1,372,016
Trade receivables, net	82,408	27,874
Lease receivable	49,680	4,297
Inventories, net of inventory allowance of $151,191 and $146,292, respectively	351,911	254,362
Prepaid expenses and deposits	177,380	124,144
TOTAL CURRENT ASSETS	1,935,187	1,782,693

Lease receivable	238,650	38,559
Fixed assets, net	247,740	268,981
Equipment on lease, net	251	496
Intangible assets, net	12,526	12,833
TOTAL ASSETS	$2,434,354	$2,103,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$1,062,171	$1,786,313
Deferred revenue	190,444	93,548
Operating lease liability	119,154	125,864
Loans payable	23,260	9,981
Convertible notes payable	319,442	513,328
TOTAL CURRENT LIABILITIES	1,714,471	2,529,034

Operating lease liability	117,065	150,877
Loans payable	220,307	232,834
TOTAL LIABILITIES	2,051,843	2,912,745

Going concern (Note 2)
Commitments (Note 15)
Contingencies (Note 16)
Subsequent events (Note 18)

MEZZANINE EQUITY
Redeemable preferred stock, $0.001 par value, 6,010,000 shares authorized (2020 – 6,010,000), 3,262 issued and outstanding (2020 -1,024), 48,706 to be issued (2020 – 49,706)	2,977,640	2,239,936

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 3,010,000 shares authorized (2020 – 3,010,000), 200,587 issued and outstanding (2020 – 200,508)	2,725,600	2,084,680
Common stock, $0.001 par value, 350,000,000 shares authorized, (2020 – 350,000,000); 109,536,971 issued and outstanding (2020 – 95,765,736)	109,541	94,018
Additional paid in capital, common stock	46,055,017	43,299,937
Discounts on common stock	(69,838)	(69,838)
Common stock to be issued	-	1,436,044
Obligation to issue warrants	-	163,998
Accumulated other comprehensive income	1,246,162	1,252,082
Accumulated deficit	(52,661,611)	(51,310,040)
TOTAL STOCKHOLDERS’ DEFICIT	(2,595,129)	(3,049,119)

TOTAL LIABILITIES MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$2,434,354	$2,103,562

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ending
	March 31, 2021	March 31, 2020

Revenue	$387,106	$150,212
Cost of revenue	130,692	28,566
Gross profit	256,414	121,646

Operating expenses
Compensation expense	1,263,384	642,536
General and administration expense	401,543	524,747
Bad debt expense	4,580	9,348
Depreciation and amortization expense	5,123	656
Total operating expense	1,674,630	1,177,287
Loss from operations	(1,418,216)	(1,055,641)

Other income (expense)
Foreign currency exchange	(14,826)	(120,681)
Other income	16,645	-
Change in fair value of derivative instruments	-	(945,594)
Gain (Loss) on extinguishment of debt	76,316	(428,465)
Finance costs	(11,490)	(407,578)
Total other income (expense)	66,645	(1,902,318)

Net loss	$(1,351,571)	$(2,957,959)

Net loss per share

Basic and diluted:
Basic	$(0.01)	$(0.84)
Diluted	$(0.01)	$(0.84)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	101,999,610	3,515,590
Diluted	101,999,610	3,515,590

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ending
	March 31, 2021	March 31, 2020

Net loss	$(1,351,571)	$(2,957,959)
Other comprehensive (loss) income

Foreign currency translation adjustments	(5,920)	189,591

Comprehensive loss	$(1,357,491)	$(2,768,368)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. dollars)

(UNAUDITED)

	Common Stock						Preferred Stock
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Obligation to issue warrants	Amount	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2019	1,146,302	$1,146	$28,097,710	$(69,838)	$7,402,254	$-	$200	$1,372,345	$(45,132,941)	$(8,329,124)

Shares to be issued for cash	191,865	192	99,839	-	-	-	-	-	-	100,031
Shares and warrants issued for services	320,000	320	636,128	-	-	-	-	-	-	636,448
Shares issued on conversion of debt	1,178,518	1,180	565,375	-	-	-	-	-	-	566,555
Issuance of shares to be issued	1,766,451	1,766	1,384,487	-	(1,386,253)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	189,591	(2,957,959)	(2,768,368)

Balance, March 31, 2020	4,603,136	$4,604	$30,783,539	$(69,838)	$6,016,001	$-	$200	$1,561,936	$(48,090,900)	$(9,794,458)

Balance, December 31, 2020	95,765,736	$94,018	$43,299,937	$(69,838)	$1,436,044	$163,998	$2,084,680	$1,252,082	$(51,310,040)	$(3,049,119)

Shares issued for debt settlement	8,253,975	8,254	1,488,625	-	(1,436,044)	-	-	-	-	60,835
Shares and warrants issued for services	150,000	150	302,598	-	-	(163,998)	-	-	-	138,750
Cancellation of shares due to duplicate issuance	(1,751,288)	-	-	-	-	-	-	-	-	-
Preferred shares issued for services	-	-	-	-	-	-	849,600	-	-	849,600
Shares issued on conversion of preferred shares	7,118,548	7,119	963,857	-	-	-	(208,680)	-	-	762,296
Net loss for the period	-	-	-	-	-	-	-	(5,920)	(1,351,571)	(1,357,491)

Balance, March 31, 2021	109,536,971	$109,541	$46,055,017	$(69,838)	$-	$-	$2,725,600	$1,246,162	$(52,661,611)	$(2,595,129)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Expressed in U.S. Dollars)

(UNAUDITED)

	March 31, 2021	March 31, 2020

Net loss	$(1,351,571)	$(2,957,959)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,123	656
Accretion of discounts on debt	-	242,447
Change in fair value of derivative liabilities	-	945,594
Bad debt expense	4,580	9,348
Preferred shares issued for services	849,600	-
Shares and warrants issued for services	138,750	636,448
(Gain) Loss on extinguishment of debt	(76,316)	428,465
Unrealized foreign exchange (gain) loss	(4,406)	63,960
Changes in non-cash working capital:
Trade receivables, net	(58,810)	(75,568)
Inventories	(95,128)	(9,129)
Prepaid expense and deposits	(53,013)	4,871
Lease receivable	(244,963)	-
Trade payables and accruals	(604,939)	394,350
Operating lease liabilities	(14,509)	(559)
Deferred revenue	95,780	71,477
Net cash used in operating activities	(1,409,822)	(245,599)

Cash flows from investing activities
Purchase of equipment	(10,573)	-
Net cash used in investing activities	(10,573)	-

Cash flows from financing activities
Proceeds from issuing shares	-	100,031
Proceeds from issuing preferred shares	1,500,000	-
Proceeds from notes payable	-	147,465
Payments on notes payable	(193,889)	(7,531)
Net cash provided by financing activities	1,306,111	239,965

Effect of exchange rate changes on cash	16,076	(3,462)

Net increase (decrease) in cash	(98,208)	(9,096)
Cash at beginning of period	1,372,016	25,494

Cash at the end of the period	$1,273,808	$16,398

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

The outbreak of the coronavirus, also known as “COVID-19”, has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures may have an adverse impact on global economic conditions as well as on the Company’s business activities. The extent to which the coronavirus may impact the Company’s business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in Canada and other countries to contain and treat the disease. These events are highly uncertain and as such, the Company cannot determine their financial impact at this time. While certain restrictions are presently in the process of being relaxed, it is unclear when the world will return to the previous normal, if ever. This may adversely impact the expected implementation of the Company’s plans moving forward.

As at March 31, 2021, the Company has working capital of $220,716 and has an accumulated deficit of $52,661,611 since inception. Furthermore, the Company incurred a net loss of $1,351,571 and used $1,409,822 of cash flows for operating activities during the three months ended March 31, 2021. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2020. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Note 4 – TRADE RECEIVABLES, NET

As of March 31, 2021 and December 31, 2020, trade receivables consist of the following:

	March 31, 2021	December 31, 2020
Accounts receivables	$91,414	$44,296
Allowance for doubtful accounts	(9,006)	(16,422)
Total trade receivables, net	$82,408	$27,874

Note 5 – FIXED ASSETS AND EQUIPMENT ON LEASE

As of March 31, 2021 and December 31, 2020, fixed assets consisted of the following:

	March 31, 2021	December 31, 2020
Furniture and equipment	$2,370	$2,342
Computer equipment	31,031	28,804
Vehicles	28,528	19,619
Right-of-use assets	302,581	302,477
Accumulated depreciation	(116,770)	(84,261)
	$247,740	$268,981

As of March 31, 2021 and December 31, 2020, equipment on lease consisted of the following:

	March 31, 2021	December 31, 2020
Tags	$131,078	$129,533
Text	28,971	28,629
Infinity/Touch	23,998	23,716
Accumulated depreciation	(183,796)	(181,382)
	$251	$496

For the three months ended March 31, 2021, total depreciation expense for fixed assets was $4,816 (2020 - $349) and is included in general and administration expense. For the three months ended March 31, 2021, total depreciation for right-of-use assets was $27,525 (2020 - $15,622) and is included in general and administration expense as operating lease expense.

Note 6 – INTANGIBLE ASSETS

As of March 31, 2021 and December 31, 2020, intangible assets consist of the following:

	March 31, 2021	December 31, 2020
Intangible asset – Patent	$22,353	$22,353
Accumulated depreciation	(9,827)	(9,520)
	$12,526	$12,833

The estimated useful life of the patent is 20 years. Patents are amortized on a straight-line basis. For the three months ended March 31, 2021, total amortization expense was $307 (2020 - $307).

Note 7 – TRADE AND OTHER PAYABLES

As of March 31, 2021 and December 31, 2020, trade and other payables consist of the following:

	March 31, 2021	December 31, 2020
Accounts payable and accrued expenses	$947,285	$1,519,379
Accrued interest	97,852	148,682
Other liabilities	17,034	118,252
Total payables	$1,062,171	$1,786,313

Note 8 – LOANS PAYABLE

As of March 31, 2021 and December 31, 2020, loans payable consisted of the following:

	March 31, 2021	December 31, 2020
Unsecured loan payable in the amount of CDN$40,000, due on or before December 31, 2025(a)	$31,751	$31,350
Unsecured loan payable in the amount of CDN$40,000, due on or before December 31, 2025(b)	31,751	31,350
Unsecured loan payable, due on May 21, 2022, interest at 1% per annum(c)	30,065	30,115
Secured loan payable, due on June 5, 2050, interest at 3.75% per annum(d)	150,000	150,000
	243,567	242,815
Current portion	(23,260)	(9,981)
Loans payable	$220,307	$232,834

(a)

On April 17, 2020, the Company received a loan in the principal amount of $31,751 (CDN$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(b)	On April 21, 2020, the Company received a loan in the principal amount of $31,751 (CDN$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(c)

On May 21, 2020, the Company received a loan in the principal amount of $30,065 under the Paycheck Protection Program. The loan bears interest at 1% per annum and is due on May 21, 2022 with payments deferred for the first six months of the term.

(d)	On June 5, 2020, the Company received a loan in the principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan.

Note 9 – CONVERTIBLE NOTES

As of March 31, 2021 and December 31, 2020, convertible loans payable consisted of the following:

Third Party Convertible Notes Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a former director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at March 31, 2021, the carrying value of the convertible promissory note was $310,000 (December 31, 2020 - $310,000).

(b)	On November 7, 2016, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company was provided with proceeds of $125,000 on November 10, 2016 in exchange for the issuance of a secured convertible promissory note in the principal amount of $138,889, which was inclusive of an 8% original issue discount and bears interest at 8% per annum to the holder. The convertible promissory note matures nine months from the date of issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $480 or the closing price of the Company’s common stock on the conversion date. In addition, under the same terms, the Company also issued a secured convertible note of $50,000 in consideration for proceeds of $10,000 and another secured convertible note of $75,000 in consideration for proceeds of $10,000. Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes for consideration of $1 each at any time prior to the maturity date in the event that the convertible promissory note is exchanged or converted into a revolving credit facility with the lender, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility.

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

During the three months ended March 31, 2021, the Company repaid the note of $193,889 and interest of $56,111 for a total of $250,000. The Company issued 200,000 shares to satisfy the terms of the Debt Settlement agreement.

As at March 31, 2021, the carrying value of the note was $Nil (December 31, 2020 - $193,841).

(c)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. As at March 31, 2021, the carrying value of the note was $9,442 (December 31, 2020 - $9,487), relating to an outstanding penalty.

Note 10 - LEASES

Lessor

During the year ended December 31, 2020, the Company began financing the lease of certain assets under rental revenue contracts with its customers and accounts for them in accordance with ASC 842 as outlined under “Leases” in Note 3 of the consolidated financial statements for the year ended December 31, 2020.

During the three months ended March 31, 2021, the Company recognized lease receivables of $244,265 to reflect lease payments expected to be received over the term of the agreements and derecognized $143,358 in inventory related to the underlying assets.

During the year ended December 31, 2020, the Company recognized lease receivables of $45,856, to reflect lease payments expected to be received over the term of the agreements and derecognized $30,000 in inventory related to the underlying asset.

Lease receivable	March 31, 2021	December 31, 2020
Balance, December 31, 2020	$42,856	$-
Additions	244,265	45,856
Interest on lease receivables	1,209	-
Receipt of payments	-	(3,000)
Balance, March 31, 2021	288,330	42,856
Current portion of lease receivables	(49,680)	(4,297)
Long term potion of lease receivables	$238,650	$38,559

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

On October 1, 2019, the Company entered into a 5-year lease agreement for a photocopier (the “Copier Lease”). Upon recognition of the lease, the Company recognized right-of-use assets of $8,683 and lease liabilities of $8,683. As of March 31, 2021, the Copier lease had a remaining term of 3.5 years.

On July 10, 2020, the Company entered into a lease agreement for retail, showroom and warehouse space in Fairfield, CA (the “Fairfield Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $164,114 and lease liabilities of $156,364. The difference between the recorded operating lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $7,750. The lease included a rent-free period with rent payments commencing on October 1, 2020. As of March 31, 2021, Fairfield Lease had a remaining term of 1.42 years. The Fairfield Lease also included a refundable security deposit of $7,750 which is included in prepaid expenses and deposits at March 31, 2021.

On July 14, 2020, the Company entered into a lease agreement for office space in Surrey, BC (the “Croydon Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $133,825 and lease liabilities of $125,014. The difference between the recorded operating lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $8,811 (CDN$11,948). The lease included a rent-free period with rent payments commencing on September 1, 2020. As of March 31, 2021, the lease had a remaining term of 2.33 years.

Right-of-use assets have been included within fixed assets, net and lease liabilities have been included in operating lease liability on the Company’s consolidated balance sheet.

Right-of-use assets	March 31, 2021	December 31, 2020
Cost	$302,581	$302,477
Accumulated depreciation	(80,683)	(53,158)
Total right-of-use assets	$221,898	$249,319

Lease liability	March 31, 2021	December 31, 2020
Current portion	$119,154	$125,864
Long-term portion	117,065	150,877
Total lease liability	$236,219	$276,741

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

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of March 31, 2021 for the next three years are as follows:

Operating lease commitments and lease liability	March 31, 2021
Remainder of 2021	$102,881
2022	125,273
2023	37,488
2024	1,748
Total future minimum lease payments	267,390
Discount	(31,171)
Total	236,219
Current portion of operating lease liabilities	(119,154)
Long-term portion of operating lease liabilities	$117,065

Note 11 – MEZZANINE EQUITY

Authorized

10,000 shares of redeemable Series C preferred shares, authorized, each having a par value of $0.001 per share. Each share of Series C preferred shares is convertible into shares of common stock at a conversion rate equal to the lowest traded price for the fifteen trading days immediately preceding the date of conversion.

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

Mezzanine Preferred Equity Transactions

During the three months ended March 31, 2021:

●	762 Series C Preferred Shares were converted into common shares, see note 13.

●	On February 4, 2021, pursuant to a Securities Purchase Agreement entered on December 23, 2020 (the “Series F SPA”), the Company issued 1,500 Series F preferred shares to satisfy preferred shares to be issued as at December 31, 2020 pursuant to the First Closing of the Series F SPA with a relative fair value of $731,992. Additionally, the Company issued 1,500 Series F preferred shares pursuant to the Second Closing of the Series F SPA for gross proceeds for $1,500,000.

During the year ended December 31, 2020:

●	On September 30, 2020, the Company entered into an Exchange Agreement to settle outstanding convertible debt and accrued interest in exchange for 2,347 shares of Series C preferred shares with an aggregate carrying amount of $2,348,208. The shares were issued October 14, 2020.

●	On September 30, 2020, the Company entered into a Securities Purchase Agreement (the “Series C SPA”) whereby the Company agrees to sell and the Purchaser agrees to purchase, in a series of closings (the “Closings”), up to 200 shares of Series C preferred shares at a price of $1,000 per share. At the First Closing, the Company agrees to issue 250 shares of Series C preferred shares, representing 200 Purchased Shares and 50 Commitment Shares. On October 14, 2020, the Company issued 250 Series C shares for gross proceeds of $200,000 in full satisfaction of the First Closing.

●	On November 6, 2020, the Company received gross proceeds of $300,000 for 300 Series C Preferred Shares in lieu of the Second Closing for the Series C SPA. The shares are included in preferred shares to be issued at March 31, 2021 and December 31, 2020. The preferred shares were issued subsequent to March 31, 2021, see note 18.

●

On December 23, 2020, the Company entered into a Securities Purchase Agreement (the “Series F SPA”) whereby the Company agrees to sell and the Purchaser agrees to purchase, in a series of closings (the “Closings”) of at least 1,000 Series F preferred shares at a price of $1,000 per share. The First and Second Closings, will each be for 1,500 Preferred Shares at a purchase price of $1,500,000, the Second Closing which will follow the filing of the Registration Statement. Any Additional Closings will be for the purchase of at least 1,000 Series F preferred shares, every thirty calendar days, and shall follow the Registration Statement being declared effective. The Company granted 3,000,000 warrants, with a relative fair value of $768,008, concurrently with the execution of the Series F SPA and Fist Closing. The Fire Closing shares were included in preferred shares to be issued at December 31, 2020 with a relative fair value of $731,992.

●	1,573 Series C Preferred Shares were converted into common shares, see note 13.

Note 12 – PREFERRED STOCK

Authorized

3,000,000 shares of Series A preferred shares authorized each having a par value of $0.001 per share.

10,000 shares of Series B convertible preferred shares authorized each having a par value of $0.001 per share. Each share of Series B convertible preferred shares is convertible into 100,000 shares of common stock.

Preferred Stock Transactions

During the three months ended March 31, 2021:

●

On October 26, 2020, the Company agreed to issue 100 shares of Series B preferred shares for investor relations services. The preferred shares were valued at $1,340,000 based on the fair value of the underlying common stock and included in preferred shares to be issued at December 31, 2020. During the three months ended March 31, 2021, the Company issued 100 Series B preferred shares and 1,000,000 warrants (see note 13) pursuant to the agreement.

●	On March 4, 2021, the Company issued an aggregate of 16 shares of Series B preferred shares to the Company’s board of directors for past services. These preferred shares were valued at $849,600 based on the fair value of the underlying common stock.

●	37 Series B preferred shares were converted into common shares, see note 13.

During the year ended December 31, 2020:

●	On May 21, 2020, the Company issued an aggregate of 136 shares of Series B preferred shares to various parties for past services to the Company, which included 122 issued to related parties and 2 issued to a former director of the Company. These preferred shares were valued at $767,040, based on the fair value of the underlying common stock, discounted for the six months hold period before the preferred shares can be converted. The issuance is recorded under compensation expense.

●	On December 11, 2020, 4 Series B preferred shares were converted into common shares, see note 13.

Note 13 – COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

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

Common Stock Transactions

During the three months ended March 31, 2021:

●	The Company issued 115,000 shares of restricted common stock with a fair value of $60,835 pursuant to a legal settlement, see Note 16.

●	The Company issued 150,000 shares of common stock with a fair value of $138,750 for consulting services.

●	The Company issued an aggregate of 8,138,975 shares of common stock to satisfy shares to be issued at December 31, 2020.

●	The Company issued 7,118,548 shares of common stock with a fair value of $970,976 for conversion of 37 Series B Preferred Shares at $208,680 and conversion of 762 Series C Preferred Shares at $762,296.

●	The Company cancelled 1,751,288 shares of common stock and were returned to treasury due to a duplicated issuance for share settled debt during the year ended December 31, 2020.

During the year ended December 31, 2020:

●	The Company issued an aggregate of 191,865 shares of common stock for cash proceeds of $100,031.

●	The Company issued an aggregate of 4,303,000 shares of common stock with a fair value of $1,360,784 in exchange for services.

●	The Company issued an aggregate of 16,880,146 shares of common stock with a fair value of $7,521,454 to satisfy shares to be issued.

●	The Company issued 2,363,532 shares of common stock with a fair value of $214,286 for share-settled debt.

●	The Company issued an aggregate of 52,937,999 shares of common stock with a fair value of $3,577,005 upon the conversion of $777,872 of convertible debentures and accrued interest per the table below:

Date issued	Common shares issued (#)	Fair value(1)	Converted balance(2)	Loss on conversion
January 7, 2020	53,764	$53,226	$20,000	$(33,226)
February 4, 2020	135,802	127,654	20,000	(107,654)
February 7, 2020	151,234	142,160	24,500	(117,660)
February 26, 2020	151,515	45,455	20,000	(25,455)
February 26, 2020	140,151	39,242	18,500	(20,742)
March 9, 2020	170,000	27,200	13,090	(14,110)
March 9, 2020	195,547	68,441	13,000	(55,441)
March 11, 2020	180,505	63,177	12,000	(51,177)
April 1, 2020	140,000	9,800	3,889	(5,911)
April 1, 2020	220,000	15,400	6,666	(8,734)
April 2, 2020	218,678	16,379	7,000	(9,379)
April 21, 2020	264,026	24,649	8,000	(16,649)
May 15, 2020	258,000	25,800	7,166	(18,634)
May 19, 2020	426,000	80,940	17,338	(63,602)
May 19, 2020	675,675	100,000	30,000	(70,000)
May 19, 2020	350,000	33,250	12,705	(20,545)
May 19, 2020	337,837	50,000	15,000	(35,000)
May 21, 2020	298,606	56,735	13,258	(43,477)
May 21, 2020	611,111	116,111	27,750	(88,361)
July 8, 2020	500,000	45,000	10,500	(34,500)
July 8, 2020	857,142	72,857	18,000	(54,857)
July 8, 2020	600,000	22,800	11,549	(11,251)
July 8, 2020	639,846	51,188	13,437	(37,751)
July 8, 2020	880,952	70,476	18,500	(51,976)
July 10, 2020	809,523	29,952	17,000	(12,952)
July 17, 2020	1,121,212	55,948	18,500	(37,448)
July 17, 2020	1,151,515	46,291	19,500	(26,791)
July 20, 2020	1,130,000	45,426	17,091	(28,335)
July 23, 2020	879,157	43,870	14,506	(29,364)
August 3, 2020	1,309,824	35,234	14,146	(21,088)
August 3, 2020	1,638,117	33,991	17,692	(16,299)
August 10, 2020	1,412,525	30,553	15,255	(15,298)
August 13, 2020	1,000,000	20,100	15,000	(5,100)
August 13, 2020	1,130,000	25,877	11,311	(14,566)
August 13, 2020	1,465,201	29,451	16,000	(13,451)
August 19, 2020	1,484,615	22,269	19,300	(2,969)
August 25, 2020	1,750,000	125,125	11,340	(113,785)
August 25, 2020	1,483,146	106,045	13,200	(92,845)
August 25, 2020	620,033	44,332	4,018	(40,314)
August 25, 2020	1,490,000	106,535	8,851	(97,684)
August 25, 2020	1,893,939	135,417	12,500	(122,917)
August 26, 2020	1,818,182	130,000	12,000	(118,000)
August 27, 2020	1,808,989	156,839	16,100	(140,739)
August 31, 2020	1,808,989	84,842	16,100	(68,742)
September 1, 2020	1,560,000	79,560	9,266	(70,294)
September 2, 2020	1,808,989	80,283	16,100	(64,183)
September 9, 2020	1,808,989	66,119	16,100	(50,019)
September 10, 2020	2,727,273	92,045	18,000	(74,045)
September 14, 2020	1,560,000	46,566	9,266	(37,300)
September 17, 2020	345,291	12,879	7,700	(5,179)
September 18, 2020	2,938,117	113,705	19,039	(94,666)
September 22, 2020	1,515,151	57,879	10,000	(47,879)
September 24, 2020	412,831	51,232	5,699	(45,533)
September 29, 2020	2,600,000	310,700	15,444	(295,256)
Total	52,937,999	$3,577,005	$777,872	$(2,799,133)

(1)	Fair values are derived based on the closing price of the Company’s common stock on the date of the conversion notice.

(2)	Converted balance includes portions of principal, accrued interest, financing fees, interest penalties and other fees converted upon the issuance of shares of common stock.

Warrants

During the three months ended March 31, 2021, the Company granted 1,000,000 warrants with a contractual life of three years and exercise price of $0.25 per share pursuant to an investor relations agreement dated October 26, 2020. Warrants were valued at $163,998 using the Black Scholes Option Pricing Model with the assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

March 31, 2021
Risk-free interest rate	0.18%
Expected life	3.0 years
Expected dividend rate	0%
Expected volatility	299.7%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding at year December 31, 2020	12,939,813	$0.60
Granted	1,000,000	0.25
Exercised	-	-
Expired	-	-
Outstanding as at March 31, 2021	13,939,813	$0.57

As at March 31, 2021, the weighted average remaining contractual life of warrants outstanding was 2.95 years with an intrinsic value of $884,697.

Note 14 – RELATED PARTY TRANSACTIONS

As at March 31, 2021, the Company owed $Nil (December 31, 2020 - $317,997) to the President, CEO, and CFO of the Company for management fees and salaries, which has been recorded in trade and other payables. The amounts owed and owing are unsecured, non-interest bearing, and due on demand. During the three months ended March 31, 2021 the Company incurred $162,362 (2020 - $50,000) in salaries which includes a bonus of $87,362 to the President, CEO, and CFO of the Company.

On March 4, 2021, the Company issued an aggregate of 16 shares of Series B convertible preferred shares to the Company’s board of directors for past services. These preferred shares were valued at $849,600 based on the fair value of the underlying common stock. The issuance is recorded under compensation expense.

Note 15 – COMMITMENTS

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

Note 16 – CONTINGENCIES

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at March 31, 2021, included in trade and other payables is $47,023 (December 31, 2020 - $47,023) related to this unpaid invoice, interest and legal fees.

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contract damages, and legal fees incurred by Coastal with respect to the lawsuit. On June 13, 2017, Coastal filed a complaint and motion for a preliminary injunction seeking conversion of the principal amount of a note issued by it to the Company into common stock of the Company. The Court issued an Order to Show Cause as to why a preliminary injunction should not be issued on June 27, 2017, and the Company opposed Coastal’s motion. A hearing on the motion for preliminary injunction was held on July 26, 2017. For the following reasons, the Court denied Coastal’s motion for a preliminary injunction. The Company also filed a cross motion to dismiss on the grounds that the $72,500 Note violates New York’s criminal usury law. The Court did not address this motion at that time and has set a separate briefing schedule. On December 31, 2020, the Company entered into a Settlement Agreement with Coastal for full and final satisfaction of its claims and all outstanding principal debt and accrued interest for $250,000 paid in cash and 200,000 shares of common stock fair valued at $268,000. As at December 31, 2020, $250,000 is included in loans and accrued interest and $268,000 is included in shares to be issued in relation to the settlement. During the three months ended March 31, 2021, the Company paid $250,000 and issued 200,000 common shares in full and final satisfaction of the agreement.

On October 10, 2017, a vendor filed a complaint for Breach of Contract with Superior Court of the State of California. The Complainant is alleging that it is contractually owed 1,848,130 shares of the Company’s common stock and is seeking damages of $270,000. In addition, a related vendor filed in the same filing a complaint for $72,000 as part of a consulting agreement the Company executed. As at December 31, 2020, a contingent liability of $115,000 was included in accrued liabilities for the expected financial impact of the settlement. During the three months ended March 31, 2021, the Company issued 115,000 shares of restricted common stock pursuant to the settlement with a fair value of $60,835. As at March 31, 2021, $54,165 remains in accrued liabilities.

Note 17 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three-months ended
	March 31, 2021	March 31, 2020

Cash paid during the period for:
Income tax payments	$—	$—
Interest payments	$56,111	$—

Non-cash investing and financing transactions:
Shares issued for convertible notes payable and accrued interest	$—	$566,555
Shares issued for share settled debt	$60,835	$-

Note 18 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to the period ended for transactions and other events that may require adjustment of and/or disclosure in such consolidated financial statements.

Subsequent to March 31, 2021, the Company issued:

●	1,102,942 shares of common stock for conversion of 250 Series C Preferred Shares with an aggregate carrying value of $200,000; and

●	500 Series C Preferred Shares to satisfy preferred shares to be issued at March 31, 2021, see note 11.

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

In particular, without limiting the generality of the foregoing disclosure, the forward-looking statements contained in this Quarterly Report on Form 10-Q and which are inherently subject to a variety of risks and uncertainties that could cause actual results, performance or achievements to differ significantly include but are not limited to:

●	our ability to successfully homologate our electric vehicles offerings;
●	anticipated timelines for product deliveries;
●	the production capacity of our manufacturing partners and suppliers;
●	the stability, availability and cost of international shipping services;
●	our ability to establish and maintain dealership network for our electric vehicles;
●	our ability to attract and retain customers;
●	the availability of adequate manufacturing facilities for our PACER golf carts;
●	the consistency of current labor and material costs;
●	the availability of current government economic incentives for electric vehicles;
●	the expansion of our business in our core golf market as well as in new markets like electric vehicles, commercial fleet management and agriculture;
●	the stability of general economic and business conditions, including changes in interest rates;
●	the Company’s ability to obtain financing to execute our business plans, as and when required and on reasonable terms;
●	our ability to accurately assess and respond to market demand in the electric vehicle and golf industries;
●	our ability to compete effectively in our chosen markets;
●	consumer willingness to accept and adopt the use of our products;
●	the anticipated reliability and performance of our product offerings;
●	our ability to attract and retain qualified employees and key personnel;
●	our ability to maintain, protect and enhance our intellectual property;
●	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company.
●	the ability of our Chairman, President and Chief Executive Officer to control a significant number of shares of our voting capital;
●	the impact of the COVID-19 pandemic on capital markets;
●	frustration or cancellation of key contracts;
●	short selling activities;
●	our ability to complete an offering of our common stock and warrants pursuant to the Registration Statement on Form S-1 filed by with the Securities and Exchange Commission on April 21, 2021 (the “Offering”) and the concurrent listing of our common stock and of the warrants on the Nasdaq Capital Market..
●	the immediate and substantial dilution of the net tangible book value of our common stock by the Offering;
●	our ability to meet the initial or continuing listing requirements of the Nasdaq Capital Market; and
●	our intention to effect a reverse stock split of our outstanding common stock immediately following the effective date of the Offering but prior to the closing of the Offering.

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

ABOUT DSG GLOBAL INC.

DSG Global Inc. is a technology development, manufacturing and distribution company based in British Columbia, Canada and Fairfield, California. DSG stands for “Digital Security Guard”, our first fleet management technology and primary value statement. Through Vantage TAG, our golf and fleet management division, we are engaged in the design, manufacture, and sale of fleet and player experience management solutions for the golf industry, and for commercial, government and military applications. More recently, Vantage TAG has introduced a range of innovative single player and luxury golf carts. In 2020, we established an electric vehicle division, Imperium Motor Company, headquartered at our Imperium Experience Centre in Fairfield, California. Imperium Motors is engaged in the importation, marketing and distribution of a wide range a low-speed and high-speed electric passenger vehicles for commuter, family, commercial, and public use.

We were founded by a group of individuals who have dedicated their careers to fleet management technologies and have been at the forefront of the industry’s most innovative developments. Our executive team has over 50 years of experience in the design and manufacture of wireless, GPS, and fleet tracking solutions, and over 40 years of experience in automotive retail, wholesale, distribution, and manufacturing.

Powered by patented analytics and an extraordinary depth of industry knowledge, DSG’s mandate is to improve lives and businesses with intelligent, affordable, adaptable and environmentally responsible transportation technologies and electric vehicles.

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

On December 22, 2020, we amended our Articles of Incorporation to increase our authorized common shares from 150,000,000 to 350,000,000, and to designate 14,010,000 shares of preferred stock, par value $0.001 per share, including 3,000,000 Series A Preferred stock, 10,000 Series B Convertible Preferred stock, 10,000 Series C Convertible Preferred stock, 1,000,000 Series D Convertible Preferred stock, 5,000,000 Series E Convertible Preferred stock and 10,000 Series F Convertible Preferred Stock.

About our Business Divisions

VANTAGE TAG FLEET MANAGEMENT AND GOLF DIVISION

Vantage Tag Golf and Fleet Management Technologies

Vantage TAG Systems has developed a patented combination of hardware and software which we believe is the first completely modular and scalable fleet management solution for the golf industry and beyond. Marketed around the world, the TAG System and suite of products are deployed to help golf course operators manage their fleets of golf carts, turf equipment, and utility vehicles, providing real time vehicle global positioning, geofencing, remote control, and remote vehicle lockdown security features. The TAG System optimizes course efficiencies and pace of play, all while integrating a customizable array of player experience features such as player messaging, course mapping and 3d flyover, course & tournament marshalling, pro tips, food & beverage ordering, and ad streaming, among others.

The Vantage TAG System is designed from the ground up to be a golf/turf vehicle fleet management system. Its main function is addressing the golf course operator needs. While employing same core technology (cellular wireless and GPS) as traditional commercial vehicle fleet management systems, Vantage TAG has created patent pending solutions to adapt it to the very specific requirements of the golf environment. Compared to mainstream fleet tracking products, Vantage TAG collects 10 to 50 times more data points per MB (megabyte) of cellular data due to its proprietary data collection and compression algorithms. Also, the relative positioning accuracy is improved by almost one order of magnitude by the use of application-specific geo-data validation and correction methods.

Vantage TAG’s proprietary methods make it possible to offer a solution suitable for use on golf courses at a price low enough to be affordable in the industry. Every system component incorporates state-of-the-art technology (server, mobile trackers, display). In developing its products vantage TAG Systems has adopted an application-oriented approach placing the most emphasis (and research & development) on server and end-user software by taking advantage of the commodity level reached by mainstream technologies such as Global Positioning (GPS) and M2M (Machine to Machine) Cellular Data in the wider context of Commercial Fleet Management.

Vantage TAG leveraged the existence of an abundance of very cost-effective telematics solutions by selecting an “off-the-shelf” hardware platform that meets all the main performance and environmental requirements for operation in the harsh, outdoor golf course environment. While removing all risk and cost associated with developing a proprietary hardware platform, Vantage TAG has maintained the unique nature of its hardware solution by developing a set of proprietary adapters and interfaces specifically for the golf application.

Vantage TAG has secured an exclusive supply agreement with the third-party hardware manufacturers for the vertical of golf industry. Additionally, Vantage TAG owns the design of all proprietary adapters and interfaces. This removes the risk of a potential competitor utilizing the same hardware platform. Competitors could attempt to reverse engineer or copycat the TAG technology and equipment. This risk factor is mitigated by the fact that our product does not rely on a particular technology or hardware platform to be successful but on a very specific vertical software application that is far more difficult to copy (and respectively easier to protect).

The application software contains patent features implemented in every core component of the system. The TAG device runs DSG proprietary firmware incorporating unique data collection and compression algorithms. The web server software which powers the end-user application is also proprietary and incorporates the industry knowledge accumulated through the over 70 years of collective experience of the DSG Global team.

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

The web-based Software-as-a-Service (SaaS) model used by the Vantage TAG System is optimal for low operating and support costs and rapid-cycle release for software updates. It is also a major factor in eliminating or substantially reducing the need for any end-user premises equipment. Customers have access to the service through any internet connected computer or mobile device, there is no need for a local wireless network on the facility and installation time and cost are minimal.

Vantage TAG is positioned to take advantage of mainstream technology and utilize “best of breed” hardware platforms to create new generations of products. Our software is designed to be “portable” to future new platforms with better GPS and wireless technology in order to maintain the Company competitive edge.

All new product development effort of Vantage TAG is following the same model: select the best of breed third-party hardware platform, design and produce custom proprietary accessories while focusing the bulk of the development efforts on vertical software application to address a very specific set of end-customer needs.

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

The industry leading Infinity XL 12” HD – the most sophisticated display on the market.

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

Vantage TAG Golf Carts

PACER Single Rider Golf Cart

In 2021, after rigorous testing and consultation with industry leaders and partners, DSG has introduced the PACER Single Rider Golf Cart. The PACER furthers Vantage TAG’s mandate to optimize the game for players and operators alike, increasing pace of play, comfort, accessibility, and performance. The PACER can complete up to four rounds of golf on a single charge, is factory equipped with the TAG Control Unit, and upgradable to the TAG Infinity Display at any time. DSG’s PACER program allows operators to buy, lease, or install a PACER fleet on a zero overhead, revenue-sharing basis, making it accessible to the widest range of golf courses, venues, campuses and communities.

The Vantage TAG PACER Golf Cart

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

100E Golf Cart

Most recently, Vantage TAG has also introduced the premium 100E Golf Cart, built for serious and casual riders seeking a luxury experience. Available for sale or lease, the 100E combines real world range, performance, and safety into a premium Low Speed Vehicle that only Vantage Tag can offer. Our first low speed, street legal vehicle, the 100E achieves a 90 mile range per charge, is Department of Transportation certified, and comes equipped with a whole package of premium options starting at under $9,998 before discounts and incentives. Available in a range of colors, the 100E brings style, performance, sustainability and fun, from the golf course to town and everywhere in between.

The Vantage 100E Golf Cart.

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

IMPERIUM MOTOR COMPANY®—MAKING GREEN TRANSPORTATION AVAILABLE TO EVERYONE

In 2019, DSG Global founded Imperium Motor Company with a mission to bring the worlds most effective and cost-efficient electric vehicles to North America and beyond. Our range of commuter, family, and commercial vehicles offer a lower cost alternative to competitive offerings, with an emphasis on great design, performance, and functionality. Through our exclusive North American manufacturing partnership with Zhejiang Jonway Group Co., Ltd. (“Jonway Group”), and Skywell New Energy Automobile Group (“Skywell”), two of the world’s most prolific manufacturers of electric vehicles and components, Imperium now offers one of the largest selections of electric vehicles in North America, including ebikes and scooters, e-rickshaws, low speed cars, trucks, vans and scooters, high speed SUVs and pickups, as well as buses, cargo trucks, and sanitation vehicles.

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

Pursuant to the Agreement, the Company was to place an initial order of 17 sample vehicles by January 30, 2020. The sample vehicles are for homologation purposes and subject to inspection and approval by the Company. The initial order was delayed by mutual agreement due to manufacturing and shipping delays resulting from COVID-19. However, as of the date of this Annual Report, the initial order of 17 vehicles has been placed and fulfilled. We have since approved and are currently homologating the vehicles for conformance with North America road & safety standards. The written agreement between Jonway Group and the Company does not specify what percentage of each vehicle purchase price is payable upon order placement. Currently, the parties have agreed to a 30% payment upon order placement with the balance payable upon shipping.

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

Imperium EV Passenger Vehicles

IMPERIUM ET5 by Skywell

●	SEATING for five passengers
●	MOTOR 150 kW max power
●	SPEED up to 150 kp/h
●	RANGE up to 404 km or 520 km NEDC estimate
●	BATTERY 55.33 or 71.98 kWh Li-ion
●	EQUIPPED with Automatic Transmission, Air Conditioning, Heater, Power Windows, Power Door Locks, Rear Camera, Push Button Start, Alloy Wheels, Am-Fm USB/SD Stereo and more

IMPERIUM Terra-e by ZXAUTO in development

●	SEATING for five passengers
●	MOTOR 135 kW max power
●	SPEED up to 145 km/h
●	RANGE up to 322 to 435 km estimate
●	BATTERY 53.84 or 75.22 kWh Li-ion
●	EQUIPPED with Automatic Transmission, Air Conditioning, Heater, Power Windows, Power Door Locks, Rear Camera, Push Button Start, Alloy Wheels, Am-Fm USB/SD Stereo and more

IMPERIUM W Coupe

●	SEATING for four and Unibody Construction
●	MOTOR 4.5 kW or optional 7.5 kW Brushless DC Motor available
●	SPEED of 40 km/h for LSV model or 75 km/h for mid speed model
●	RANGE of up to 120km on Lead Acid Battery Pack or up to 150km with optional Lithium Battery Pack
●	BATTERY 72-volt 720 Ah Battery Power with Lead Acid or Optional Lithium Battery Pack available
●	EQUIPPED with Automatic Transmission, Air Conditioning, Heater, Power Windows, Power Door Locks, Rear Camera, Push Button Start, Alloy Wheels, Am-Fm USB/SD Stereo and more

IMPERIUM Maxi “SUV” Style

●	SEATING for four with Steel Safety Cell Construction
●	MOTOR 4.5 kW or optional 7.5 kW Brushless DC Motor available
●	SPEED up to 40 km/h for LSV model or 60 km/h for mid speed model
●	RANGE up to 120 km on Lead Acid Battery Pack or up to 150 km with optional Lithium Battery Pack
●	BATTERY 72-volt 720 Ah with Lead Acid or Optional Lithium Battery Pack available
●	EQUIPPED with Automatic Transmission, Alloy Wheels, Air Conditioning, Heater, Power Windows, Power Door Locks, Rear Camera, Push Button Start, Am-Fm USB/SD Stereo, Rear Mounted Spare Tire and more

IMPERIUM Maxi Sport Sedan

●	SEATING for four with Steel Safety Cell Construction
●	MOTOR 4.5 kW or optional 7.5 kW Brushless DC Motor available
●	SPEED up to 40 km/h for LSV model or 60 km/h for mid speed model
●	RANGE up to 120 km on Lead Acid Battery Pack or up to 150 km with optional Lithium Battery Pack
●	BATTERY 72-volt 720 Ah with Lead Acid or Optional Lithium Battery Pack available
●	EQUIPPED with Automatic Transmission, Alloy Wheels, Air Conditioning, Heater, Power Windows, Power Door Locks, Rear Camera, Push Button Start, Am-Fm USB/SD Stereo, Rear Mounted Spare Tire and more

IMPERIUM Euro Coupe

●	SEATING for four with Steel Safety Cell Construction

●	MOTOR 4.5 kW to 7.5 kW Brushless DC
●	SPEED of up to 45 km/h or up to 55 km/h with optional Performance Package
●	RANGE up to 120 km on a single charge
●	BATTERY 60-volt 600 Ah Maintenance Free Lead Acid or Lithium Battery Pack with Optional Performance Package
●	EQUIPPED with Automatic Transmission, Alloy Wheels, Air Conditioning, Heater, Power Windows, Power Door Locks, Rear Camera, Push Button Start, Rear Hatch Am-Fm USB/SD Stereo and more

IMPERIUM Urbee 4S

●	SEATING for four with Steel Safety Cell Construction
●	MOTOR 4.0 kW Brushless DC
●	SPEED up to 40 km/h
●	RANGE up to 120 km on a single charge
●	BATTERY 60-volt 600 Ah Maintenance Free Lead Acid
●	EQUIPPED with Alloy Wheels, Sunroof, Rear Locking Trunk Heater, Power Windows, Optional Air Conditioning, Alloy Wheels, Am-Fm USB/SD Stereo and more

IMPERIUM Urbee 2S

●	SEATING for two with Steel Safety Cell Construction
●	MOTOR 2.8 kW or optional 4.0 kW Brushless DC
●	SPEED up to 55 km/h
●	RANGE up to 140 km on a single charge
●	BATTERY 60-volt 600 Ah Maintenance Free Lead Acid
●	EQUIPPED with Sunroof, Lockable Rear Trunk, Heater, Power Windows, Optional Air Conditioning, Alloy Wheels, Am-Fm USB/SD Stereo and more

IMPERIUM Urbee Cargo Van

●	SEATING for two with Steel Safety Cell Construction
●	MOTOR 4.5 kW Brushless DC Motor Standard
●	SPEED up to 45 km/h
●	RANGE up to 120 km on a single charge
●	BATTERY 60-volt 600 Ah Maintenance Free Lead Acid
●	EQUIPPED with Large All Steel Locking Cargo Box with Dual Doors, Heater, Power Windows, Optional Air Conditioning, Alloy Wheels, Am-Fm USB/SD Stereo and more

IMPERIUM Five Star Van

●	SEATING for two or five Passengers for Cargo Van
●	MOTOR up to 18 kW and 320 volt rated
●	SPEED up to 55 km/h for LSV and 100 km/h for Mid Speed Model
●	RANGE up to 150 km for Lead Acid Battery Pack or up to 300 km with optional Lithium Battery Pack
●	BATTERY Quick Change Swappable Battery Packs with level one, two and optional level 3 DC Fast Charging
●	EQUIPPED with Dual Air Conditioning, Heater, Power Windows, Power Door Locks, Am-Fm USB/SD Stereo and more

IMPERIUM T-Truck

●	READY for the road or use inside a warehouse with no tailpipe emissions
●	CARGO BED with fold down tailgate
●	PERSONAL transportation or commercial ready
●	MOTOR 2.0 kW Permanent Magnet DC
●	ADJUSTABLE SPEED up to 55 kp/h
●	BATTERY Maintenance Free Lead Acid or optional Lithium
●	EQUIPPED with Alloy Wheels and Radial Tires, Full Lighting, Turn Signals, Windshield Wiper, Motorcycle Style Front Controls and more

IMPERIUM T-Van

●	READY for the road or use inside a warehouse with no tailpipe emissions
●	STEEL VAN BOX with HD locking dual doors
●	PERSONAL transportation or commercial use
●	MOTOR 2.0 kW Permanent Magnet DC
●	ADJUSTABLE SPEED up to 55 kp/h
●	BATTERY Maintenance Free Lead Acid or optional Lithium
●	EQUIPPED with Alloy Wheels and Radial Tires, Full Lighting, Turn Signals, Windshield Wiper, Motorcycle Style Front Controls and more

IMPERIUM T01

●	SEATING for three passengers or Taxi open style model
●	MOTOR 1.0 kW Permanent Magnet DC with optional 1.5 kW Motor Available
●	SPEED up to 40 km/h
●	RANGE up to 80 km
●	BATTERY 60V 225 Ah Maintenance Free Lead Acid or Optional Lithium Ion Battery.
●	EQUIPPED with Auto Trans, Stereo, Heater, Alloy Wheels, Full or Half Doors, DOT Lighting, Turn Signals and more

IMPERIUM e-Rickshaw Extended Deluxe

●	SEATING for five
●	MOTOR 1.5kW or optional 2.0kW Permanent Magnet Motor
●	SPEED 32 km/h
●	RANGE 60 km or 80 km with optional Battery
●	BATTERY 45Ah or 60Ah Optional Colloid Battery Maintenance Free
●	E-TAXI style with side seating, roof rack, stereo, alloy wheels, safety steel frame and more

Imp-Moto Product Lineup

●	Full Lineup of Electric Scooters, ATVs, UTVs and Motorbikes
●	Lithium Battery power available on most models
●	Off-Road or on road models
●	Low Maintenance EV Units
●	Units for most every purpose including specialized delivery models and ride share Scooters with quick change battery packs

Imperium’s Production Partners

Zhejiang Jonway Automobile Co.

Imperium has exclusive distribution rights in the United States, Canada, Mexico and the Caribbean for Jonway built EVs.

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

Mexico

EV sales in Latin America increased by 90% in 2018 due to growing demand in Mexico, Colombia and Costa Rica. While the Latin American EV market is far smaller than East Asia, Europe and North America, accounting for less than 1% of global EV sales in 2018, it is starting to grow thanks to a handful of incentives and targets. Mexico and Costa Rica, for example, exempt EVs from numerous taxes while Colombia has an ambitious target of 600,000 EVs on its roads by 2030.

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

Other Recent Developments

On June 5, 2020, the Company received a loan in the principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan.

On August 31, 2020, we issued a convertible promissory note in the principal amount of $166,650 with a 10% original issuance discount totaling $16,650, for net proceeds of $150,000. The note is unsecured, bears interest at 10% per annum, is due and payable on demand, and is convertible into common shares of the Company, at a price equal to the lesser of (a) five cents ($0.05) per share or (b) seventy percent (70%) of the lowest traded price for the Company’s common shares during the fifteen (15) trading days preceding the relevant conversion.

On September 17, 2020, we issued a convertible promissory note in the principal amount of $288,860 with a 10% original issuance discount totaling $28,860, for net proceeds of $260,000. The note is unsecured, bears interest at 10% per annum, is due on June 17, 2021, and is convertible into common shares of the Company at a price equal to the lesser of (a) four cents ($0.04) per share or (b) seventy percent (70%) of the lowest traded price for the Company’s common shares during the fifteen (15) trading days preceding the relevant conversion.

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

On November 1, 2020, the Company entered into an Advisory Services and Consulting Agreement with a third party for a term of twelve (12) months, and which may be terminated by either party after six (6) months, whereby the Company agrees to pay a non-refundable cash consulting fee of $3,500 per month as well as consideration of a number of restricted common shares of the Company’s to be mutually determined by the parties upon the Company’s listing on a U.S. national exchange.

On November 10, 2020, the Company paid cash of $100,000, pursuant to a Settlement Agreement (the “Settlement Agreement”), in full and final satisfaction of $110,740 in outstanding principal and accrued interest on a convertible note and corresponding pending litigation.

On December 23, 2020, the Company entered into a two-year redeemable stock purchase agreement (the “Series F SPA”) with a third party for the purchase of shares of the Company’s Series F Preferred stock at a price of $1,000 per share. In addition, the Company agreed to issued 3,000,000 Warrants, exercisable into one common share per warrant at an exercise price of $0.50, for a term of 5 years and are not eligible for cashless exercise. On the date of the SPA, the third party purchased 1,500 Series F Preferred shares in exchange for $1,500,000. Further, under the terms of the SPA, the third party agreed to purchase an additional 1,500 Series F Preferred shares upon the filing by the Company of a registration statement with the Securities and Exchange Commission (the “Registration Statement”) registering the common shares underlying the Series F Preferred shares and underlying the warrants. At the Company’s request, the third party agrees to purchase an additional 1,000 Series F Preferred shares every thirty days (an “Additional Closing”) as long as the Registration Statement remains effective and the Company’s average daily trading volume for the third trading days prior to an Additional Closing is at least $500,000 per day.

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

On December 31, 2020, the Company entered into a Debt Conversion and Settlement agreement whereby the Company agreed to issue 375,000 common shares and 250,000 two-year warrants convertible to common shares at $1.00 per shares in full and final settlement of $1,097,4900 in outstanding principal debt and accrued interest. The shares were issued subsequently on February 11, 2021.

On December 31, 2020, the Company entered into a Debt Settlement agreement whereby the Company agreed to pay cash of $250,000 and issue 200,000 common shares in full and final settlement of $321,243 in outstanding convertible debt and accrued interest. The Company paid $250,000 in cash on February 11, 2021 and the shares were issued subsequently on February 19, 2021.

On January 5, 2021, the Company issued 3,264,285 common shares in full and final settlement of outstanding principal in the aggregate amount of $111,184 for two debt settlement agreements dated May 15,2020 and September 8, 2020, respectively.

On January 26, 2021, the Company entered into a Consulting Services agreement whereby the Company agreed to issue 150,000 common shares as a commencement bonus upon execution of the agreement and in exchange for consulting services.

On January 29, 2021, the Company issued a preliminary prospectus (the “Registration Statement”) to offer and sell up to 10,000,000 common shares, which will consist of up to 3,000,000 common shares issuable upon exercise of outstanding warrants, and up to 7,000,000 common shares upon conversion of certain s Series F Preferred shares of the Company.

On or about March 22, 2021, the Company received written consents in lieu of a meeting of Stockholders from Robert Silzer, James Singerling, and Stephen Johnston (the “Majority Stockholders”), who collectively hold 53.22% of the total issued and outstanding shares of voting stock of the Company, to authorize the Company’s Board of Directors to approve the following actions:

1.	at the discretion of the Company’s Board of Directors, to effect a reverse stock split of the Company’s issued and outstanding Common Stock in connection with a potential listing on a national stock exchange, in a ratio to be determined by the Board based on market conditions and the Company’s trading price at the time of such reverse split, in the range of 1 one for two (1:2) to one for thirty (1:30), whereby every two to thirty (2 to 30)(such number of shares, the “Split Denominator”) shares of the issued and outstanding Common Stock will be combined into one (1) share of issued and outstanding Common stock (the “Reverse Stock Split”); and.

2.	to keep the number of authorized shares of Common Stock of the Company at 350,000 (the “Authorized Shares”)

On March 22, 2021, the Board of Directors of the Company approved the Reverse Stock Split by written consent in lieu of a meeting. Accordingly, Stockholder consent is not required and is not being solicited in connection with the approval of the action. Subject to the prior approval of The Financial Industry Regulatory Authority (“FINRA”), the Reverse Stock Split will become effective at such future date determined by the Board, as evidenced by the filing of a Certificate of Amendment with the Secretary of State of the State of Nevada, but in no event earlier than the 20th calendar day after an Information Statement is mailed or furnished to our stockholders of record as at the close of business on March 22, 2021.

Although our Stockholders have approved the Reverse Stock Split, we may abandon or delay the Reverse Stock Split if the Company does not pursue a potential listing on a national stock exchange, or if our Board of Directors determines that it is no longer in the best interests of the Company or our stockholders. If the Reverse Stock Split is not implemented by our Board of Directors by March 22, 2022, Stockholder approval will be deemed abandoned and without further effect. In that case, our Board of Directors may again seek Stockholder approval at a future date if it deems a reverse stock split to be advisable at that time.

On April 21, 2021, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 to register a firm commitment underwritten public offering of Units consisting of common shares and common share purchase warrants in the aggregate amount of $15,000,000 (the “Offering”). The offering price of the Units will be determined between the underwriter and the Company at the time of pricing, considering the Company’s historical performance and capital structure, prevailing market conditions, and overall assessment of the Company’s business, and may be at a discount to the then current market price.

In connection with the Offering, the Company has applied to list its common stock and warrants on the Nasdaq Capital Market under the symbols “DSGT” and “DSGTW”. No assurance can be given that the Company’s application will be approved or that the trading prices of its common stock on the OTCQB market will be indicative of the prices of its common stock if its common stock were traded on the Nasdaq Capital Market. If the listing application is not approved by the Nasdaq Stock Market, the Company will not be able to consummate the Offering and will terminate the Offering.

Material Contracts

On March 2, 2020, we entered into an advisory services agreement with a third party. Under the terms of this five-year agreement, the third party has agreed to provide the Company with strategic brand and business positioning, strategic marketing, concept development and ongoing strategic consulting services. In consideration of the services to be rendered by the third party, the Company has agreed to (1) make a cash payment in the amount of $350,000 payable in several tranches following the Company’s completion of future financings of the Company, and monthly payments of $10,000 following the first twelve months of the engagement, and (2) issue a five-year warrant to purchase 2,829,859 at an exercise price of $0.25 per share, upon the execution of the agreement (the “First Warrant”), and a five-year warrant to purchase such number the Company’s common shares that is equal to 10% of the Company’s common shares calculated on a fully diluted basis as of the closing date of the future financing, at an exercise price per share equal to the 80% of the price of the Company’s securities in such future financing less the number of shares represented by the First Warrant. The warrants contains, among other provisions customary for the instruments of this nature, provisions pertaining to cashless exercise, and two-year piggy-back registration rights which entitle the holders of the warrants to register the common shares underlying their warrants alongside other registrable securities of the Company, subject to underwriter cutbacks in case of underwritten public offering(s) of the Company’s securities, if any.

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

Description of Property

Our principal executive office is located at 207-15272 Croydon Drive, Surrey, BC, V3Z 0Z5 Canada, where we lease approximately 2,024 square feet of office space. On July 14, 2020, the Company entered into a three-year operating lease agreement expiring on July 31, 2023 for office space in Surrey, BC with two rights to renew, each for an additional two-year term, if written notice is provided no later than 9 months prior to the expiration of the current term. The annual base rent for the premises starts at CDN$51,552, with additional rent of CDN$1,551 per month for operating expenses. The lease includes a rent-free period with rent payments commencing on November 1, 2020.

Imperium Motors has an office located at 4670 Central Way, Unit D, Fairfield, California 94534, which is also the location of our Imperium Experience Center. On July 10, 2020, the Company entered into a two-year operating lease agreement for retail, showroom and warehouse space in Fairfield, CA expiring on August 31, 2022 and with the first right of refusal for a 3–5-year lease extension, if written notice is provided prior to the expiration of the current term. The annual rent for the premises starts at $93,000. The lease includes a rent-free period with rent payments commencing on October 1, 2020.

For the three months ended March 31, 2021, the Company made gross operating lease payments of $50,050 (2019—$21,079) which are included in general and administration expense.

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

DSG owns two U.S. patents:

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

Trademarks

We own the common-law trademark rights in our corporate names, product names, and associated logos, including “DSG TAG”, “TAG Golf”, “ECO TAG”, “TAG Text”, “TAG Touch”, “TAG”, “TAG Commercial”, “TAG Military”, “Imperium”, and “Imperium Motors”. We have not applied to register any trademarks with the U.S. Patent and Trademark Office or with any other national or multi-national trademark authority. We assert common law trademark rights in our corporate name and those of our subsidiaries.

Employees

As of the date of this quarterly report we have fifteen full-time employees in general and administrative, operations, engineering, research and development, business development, sales and marketing, and finance. We also engage independent contractors and consultants from time to time on an as-needed basis to supplement our core staff.

Government Regulation

As a vehicle importer and distributor, we are required to ensure that all vehicles meet applicable safety and environmental standards. In the United States, our vehicles must meet the applicable provisions of the U.S. Code of Federal Regulations (“CFR”) Title 49 — Transportation. This includes providing Manufacture Identification information (49 CFR Part 566), VIN-deciphering information (49 CFR Part 565, and certifying that our vehicles meet or exceed the applicable sections of the Federal Motor Vehicle Safety Standards (40 CFR Part 571) and Environmental Protection Agency noise emission standards (40 CFR 205).

In Canada, issuance of the National Safety Mark (the “NSM”) by the Minister of Transport for Canada will be required to distribute vehicles in Canada for the Canadian market. Receipt of the NSM is contingent on us demonstrating that our vehicles are designed and manufactured to meet or exceed the applicable sections of the Canadian Motor Vehicle Safety Act (C.R.C. Chapter 1038) and that appropriate records are maintained.

Automotive dealers, including us and the members of our dealership network, are also regulated by, among other agencies, the Federal Trade Commission (FTC) and the Federal Reserve Board. Congress even enhanced the FTC’s rulemaking authority over motor vehicle dealers as part of the Wall Street Reform law. The major federal statutes and regulations that currently cover automobile dealers include the Truth in Lending Act, Federal Consumer Leasing Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, Gramm-Leach-Blilely Act, Federal Trade Commission Act, etc.

In addition to federal laws, motor vehicle dealers are subject to rigorous state laws and regulations, licensed in every state, and bonded in virtually in every state. Dealers are subject to state consumer protection statutes, enforced by 50 state consumer protection agencies and state attorneys general.

In addition to regulations applicable to businesses in general, we may also be subject to direct regulation by governmental agencies, including the FCC and Department of Defense.

Components of Our Results of Operations

Revenue

We derive revenue from four different sources, as follows:

●	Systems sales revenue, which consists of the sales price paid by those customers who purchase or lease our TAG system hardware.

●	Monthly service fees are paid by all customers for the wireless data fee charges required to operate the GPS tracking on the TAG systems.

●	Monthly rental fees are paid by those customers that rent the TAG system hardware. The amount of a customer’s monthly payment varies based on the type of equipment rented (a TAG, a TAG and TEXT, or a TAG and INFINITY).

●	Programmatic advertising revenue is a new source of revenue that we believe has the potential to be strategic for us in the future. We are in the process of implementing and designing software to provide advertising and other media functionality on our INFINITY units.

●	Electronic fleet sales revenue is a new source of revenue which consists primarily of wholesale distribution sales of our electronic fleet including vehicles, e-bikes and e-scooters.

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

Our revenue recognition policies are discussed in more detail under “Note 3 – Summary of Significant Accounting Policies” in the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Cost of Revenue

Our cost of revenue consists primarily of hardware purchases, wireless data fees, mapping, installation costs, freight expenses and inventory adjustments.

●	Hardware purchases. Our equipment purchases consist primarily of TAG system control units, TEXT display, and INFINITY displays. The TAG system control unit is sold as a stand-alone unit or in conjunction with our TEXT alphanumeric display or INFINITY high definition “touch activated” display. Hardware purchases also include costs of components used during installations, such as cables, mounting solutions, and other miscellaneous equipment.

●	Wireless data fees. Our wireless data fees consist primarily of the data fees charged by outside providers of GPS tracking used in all of our TAG system control units.

●	Mapping. Our mapping costs consist of aerial mapping, course map, geofencing, and 3D flyovers for golf courses. This cost is incurred at the time of hardware installation.

●	Installation. Our installation costs consist primarily of costs incurred by our employed service technicians for the cost of travel, meals, and miscellaneous components required during installations. In addition, these costs also include fees paid to external contractors for installations on a project-by-project basis.

●	Electronic fleet purchases. Our electronic fleet purchases consists of the landed cost of electronic vehicles, e-bikes and e-scooters which includes the cost of the unit, and any relevant freight and import fees.

●	Freight expenses and Inventory adjustments. Our freight expenses consist primarily of costs to ship hardware to courses for installations. Our inventory adjustments include inventory write offs, write downs, and other adjustments to the cost of inventory.

●	Operating expenses & other income (expenses) We classify our operating expenses and other income (expenses) into six categories: compensation, general and administrative, warranty, foreign currency exchange, and finance costs. Our operating expenses consist primarily of sales and marketing, salaries and wages, consulting fees, professional fees, trade shows, software development, and allocated costs. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses. Our other income (expenses) primarily consists of financing costs and foreign exchange gains or losses.

●	Compensation expense. Our compensation expenses consist primarily of personnel costs, such as employee salaries, payroll expenses, and employee benefits. This includes salaries for management, administration, engineering, sales and marketing, and service support technicians. Salaries and wages directly related to projects or research and development are expensed as incurred to their operating expense category.

●	General and administrative. Our general and administrative expenses consist primarily of sales and marketing, commissions, travel, trade shows, consultant fees, insurance, and compliance and other administrative functions, as well as accounting and legal professional services fees, allocated costs and other corporate expenses. Sales and marketing includes brand marketing, marketing materials, and media management.

●	Warranty expense (recovery). Our warranty expenses consist primarily of associated material product costs, labor costs for technical support staff, and other associated overhead. Warranty costs are expensed as they are incurred.

●	Bad debt. Our bad debt expense consists primarily of amounts written down for doubtful accounts recorded on trade receivables.

●	Depreciation and amortization. Our depreciation and amortization costs consist primarily of depreciation and amortization on fixed assets, equipment on lease and intangible assets.

●	Foreign currency exchange. Our foreign currency exchange consists primarily of foreign exchange fluctuations recorded in Canadian dollar (CAD), British Pounds (GBP), or Euro (EUR) at the rates of exchange in effect when the transaction occurred.

●	Finance costs. Our finance costs consist primarily of investor interest expense, investor commission fees, and other financing charges for obtaining debt financing.

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

Results of Operations

The following table summarizes key items of comparison and their related increase (decrease) for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended		Increase
	31-Mar-21	31-Mar-20	(Decrease)
	($)	($)	(%)
Revenues	387,106	150,212	157.7
Cost of revenue	130,692	28,566	357.5
Gross profit	256,414	121,646	110.8

Operating expenses:
Compensation expense	1,263,384	642,536	96.6
General and administrative expense	401,543	524,747	(23.5)
Bad debt expense	4,580	9,348	(51.0)
Depreciation and amortization expense	5,123	656	680.9
Total operating expenses	1,674,630	1,177,287	42.2
Loss from operations	(1,418,216)	(1,055,641)	34.3

Other income (expense)
Foreign currency exchange	(14,826)	(120,681)	(87.7)
Other income	16,645	-	100.0
Change in fair value of derivative instruments	-	(945,594)	(100.0)
Gain (Loss) on extinguishment of debt	76,316	(428,465)	(117.8)
Finance costs	(11,490)	(407,578)	(97.2)
Total other expense	66,645	(1,902,318)	(103.5)

Net loss	(1,351,571)	(2,957,959)	(54.3)

As at March 31, 2021, the Company had signed contracts totaling over $1.1 million in gross sales. Due to delays related to manufacturing and shipping, fulfilment was not yet satisfied and only $387,106 was recognizable as a revenue stream for the current period. As product becomes available, DSG expects to satisfy the majority of its performance obligations on the remaining contracts during the second quarter of fiscal 2021. As of the date of this MD&A, the Company has fulfilled approximately 70% of its performance obligations under these contracts.

Comparison of the three months ended March 31, 2021 and 2020:

Revenue

	For the Three Months Ended March 31
	2021	2020	% Change

Revenue	$387,106	$150,212	157.7

Revenue increased by $236,894 or 157.7%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Sales increased for the three months ended, year over year, as a result of the Company’s new Infinity product release. The Company also began financing its own sales in-house.

Cost of Revenue

	For the Three Months Ended March 31,
	2021	2020	% Change

Cost of revenue	$130,692	$28,566	357.5

Cost of revenue increased by $102,126, or 357.5%, for the three months ended March 31, 2021 as compared to the three months March 31, 2020. The table below outlines the differences in detail:

	For the Three Months Ended
	March 31, 2021	March 31, 2020	Difference	% Difference
Cost of goods	$109,920	$15,517	$94,403	608.4
Wireless fees	18,720	9,874	8,846	89.6
Mapping & Freight Costs	2,052	3,175	(1,123)	(35.4)
	$130,692	$28,566	$102,126	357.5

Cost of sales increased for the three months ended, year over year, primarily due to increase in sales. The Company also completed more financing sales which resulted in an increase in cost of goods.

Compensation Expense

	For the Three months ended March 31,
	2021	2020	% Change

Compensation expense	$1,263,384	$642,536	96.6

Compensation expense increased by $620,848 or 96.6%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily as a result of non-cash preferred shares issued for consulting services due to the Company’s directors during the period and the payment of a bonus totaling $87,362 to the Company’s President, CEO and CFO.

General and Administration Expense

	For the Three Months Ended March 31,
	2021	2020	% Change

General & administration expense	$401,543	$524,747	(23.5)

General & administration expense decreased by $123,204 or 23.5% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The table below outlines the differences in detail:

	For the Three Months Ended
	March 31, 2021	March 31 2020	Difference	% Difference
Accounting & legal	$54,548	$87,248	$(32,700)	(37.5)
Marketing & advertising	8,221	173,435	(165,214)	(95.3)
Subcontractor & commissions	168,099	97,068	71,031	73.2
Hardware	8,774	169	8,605	5,091.7
Office expense, rent, software, bank & credit card charges, telephone & meals	161,901	166,827	(4,926)	(3.0)
	$401,543	$524,747	$(123,204)	(23.5)

The overall decrease in general and admin expenses was primarily due to decreases in marketing and advertising expenses partially offset by subcontractor and commission fees. Marketing and advertising expenses were higher in the comparative period as non-cash shares were issued for investor relations services. Subcontractor and commission fees increased in the current period due to increase in sales.

Foreign Currency Exchange

	For the Three Months Ended March 31,
	2021	2020	% Change

Foreign currency exchange loss	$(14,826)	$(120,681)	(87.7)

For the three months ended March 31, 2021, we recognized a $14,826 foreign exchange loss as compared to a $120,681 foreign exchange loss for the three months ended March 31, 2020. The change was primarily due to unfavorable changes in foreign currency rates on payables, receivables, loans and other foreign balances denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the United States dollar, Canadian dollar, Euro and British pound.

Change in Fair Value of Derivative Instruments

	For the Three Months Ended March 31,
	2021	2020	% Change

Change in fair value of derivative instruments	$-	$(945,594)	(100.0)

Derivative loss decreased by $945,594 or 100%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The Company settled and derecognized its derivative instruments during the year ended December 31, 2020. The loss of $945,594 on the Company’s derivative instruments in the comparative period relates to increases in the volatility of the Company’s stock price.

Gain (Loss) on extinguishment of debt

	For the Three Months Ended March 31,
	2021	2020	% Change

Gain (Loss) on extinguishment of debt	$76,316	$(428,465)	(117.8)

The Company recorded a gain of $76,316 on settlement of debt during the three months ended March 31, 2021 compared to a loss of $428,465 for the three months March 31, 2020. The Company recorded a gain for amounts owing to various vendors as not deemed payable or as settled. Loss was recorded in the comparative period as a result of conversions of convertible debt and accrued interest.

Finance Costs

	For the Three Months Ended March 31,
	2021	2020	% Change

Finance costs	$(11,490)	$(407,578)	(97.2)

Finance costs decreased by $396,088 or 97.2%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease is as a result of most of convertible debts and notes payables being settled for the year ended December 31, 2020 and only a few remains as at March 31, 2021.

Net Loss

	For the Three Months ended March 31,
	2021	2020	% Change

Net loss	$(1,351,571)	$(2,957,959)	(54.3)

As a result of the above factors, net loss decreased by $1,606,388 or 54.3% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Liquidity and Capital Resources

From our incorporation on April 17, 2008 through March 31, 2021, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At March 31, 2021, we had $2,051,843 in total liabilities, the majority of which matures within the next twelve months.

We had cash in the amount of $1,273,808 as of March 31, 2021, as compared to $1,372,016 as of December 31, 2020. We had a working capital of $220,716 as of March 31, 2021 compared to working capital deficit of $746,341 as of December 31, 2020.

Liquidity and Financial Condition

Our financial position as of March 31, 2021 and 2020, and the changes for the periods then ended are as follows:

Working Capital

	At March 31, 2021	At December 31, 2020
Current assets	$1,935,187	$1,782,693
Current liabilities	$1,714,471	$2,529,034
Working capital	$220,716	$(746,341)

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	March 31,
	2021	2020

Net cash used in by operating activities	$(1,409,822)	$(245,599)
Net cash used in investing activities	(10,573)	-
Net cash provided by financing activities	1,306,111	239,965
Effect of exchange rate changes on cash and cash equivalents	16,076	(3,462)
Net decrease in cash	(98,208)	(9,096)
Cash at beginning of period	1,372,016	25,494
Cash at end of period	$1,273,808	$16,398

Net Cash Used in Operating Activities.

During the three months ended March 31, 2021, cash used in operations totaled $1,409,822. This reflects the net loss of $1,351,571 adjusted for $58,251 changes in non-cash working capital items and adjustments for non-cash items. Non-cash and working capital adjustments consisted primarily of non-cash change in fair value of preferred shares issue for services of $849,600, non-cash shares and warrants issued for services of $138,750, gain on extinguishment of debt of $76,316, decrease in trade payables and accruals of $604,939 and increase in lease receivable of $244,963.

Net Cash Used in Investing Activities.

The Company purchased a vehicle for $8,675 and computer equipment for $1,898.

Net Cash Provided by Financing Activities.

Net cash from financing activities during the three months ended March 31, 2021 totaled $1,256,061, which mainly relates to $1,500,000 received from issuing preferred shares partially offset by a $193,889 repayment made on notes payable.

Outstanding Indebtedness

Our current indebtedness as of March 31, 2021 is comprised of the following:

●	Unsecured, convertible note payable to a former related party with an outstanding principal amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable with an outstanding principal amount of $Nil, and a carrying value of $9,487 relating to an outstanding penalty.

●	Unsecured loan payable with an outstanding principal amount of $31,751 (CDN$40,000). The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $31,751 (CDN$40,000). The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $30,065. The loan bears interest at 1% per annum and is due on May 21, 2022 with payments deferred for the first six months of the term;

●	Secured loan payable with an outstanding principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan;

Related Party Transactions

As at March 31, 2021, the Company owed $Nil (December 31, 2020 - $317,997) to the President, CEO, and CFO of the Company for management fees and salaries, which has been recorded in trade and other payables. The amounts owed and owing are unsecured, non-interest bearing, and due on demand. During the three months ended March 31, 2021 the Company incurred $162,362 (2020 - $50,000) in salaries which includes a bonus of $87,362 to the President, CEO, and CFO of the Company.

On March 4, 2021, the Company issued an aggregate of 16 shares of Series B convertible preferred shares to the Company’s board of directors for past services. These preferred shares were valued at $849,600 based on the fair value of the underlying common stock. The issuance is recorded under compensation expense.

Director	# of Preferred Shares
Stephen Johnston	4
James B Singerling	4
Robert Silzer	4
Carol Cookerly	2
Michael Leemhuis	2
Total	16

The Series B preferred stock convertible on a 1 for 100,000 basis into common shares.

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

As noted earlier, during the three months ended March 31, 2021, cash used in operations totaled $1,409,822 and is expected to increase in the future periods as the Company obtains more contract sales. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $20,237,500 that we require for the next 12 months, we had $1,273,808 in cash as of March 31, 2021, and working capital of $220,716. Our principal sources of liquidity are cash generated from product sales, securities purchase agreements and debt financings. As at March 31, 2021, the Company had secured signed contracts of over $1.1 million of which approximately 36% was recognized in the first quarter of fiscal 2021. The Company expects to satisfy the majority of its performance obligations on the remaining contracts during fiscal 2021 totaling approximately $700,000. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

In order to improve our liquidity, we also plan to pursue additional equity financing from private investors and a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources obligations and execute our business plan. There can be no assurances that we will be able to raise additional capital on acceptable terms or at all, which would adversely affect our ability to achieve our business objectives.

On April 21, 2021, we filed with the Securities and Exchange Commission a Registration Statement on Form S-1 to register a firm commitment underwritten public offering of Units consisting of common shares and common share purchase warrants in the aggregate amount of $15,000,000 (the “Offering”). The offering price of the Units will be determined between the underwriter and the Company at the time of pricing, considering our historical performance and capital structure, prevailing market conditions, and overall assessment of our business, and may be at a discount to the then current market price.

In connection with the Offering, we have applied to list its common stock and warrants on the Nasdaq Capital Market under the symbols “DSGT” and “DSGTW”. No assurance can be given that our application will be approved or that the trading prices of its common stock on the OTCQB market will be indicative of the prices of its common stock if its common stock were traded on the Nasdaq Capital Market. If the listing application is not approved by the Nasdaq Stock Market, we will not be able to consummate the Offering and will terminate the Offering.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at March 31, 2021, included in trade and other payables is $47,023 (December 31, 2020 - $47,023) related to this unpaid invoice, interest and legal fees.

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contract damages, and legal fees incurred by Coastal with respect to the lawsuit. On June 13, 2017, Coastal filed a complaint and motion for a preliminary injunction seeking conversion of the principal amount of a note issued by it to the Company into common stock of the Company. The Court issued an Order to Show Cause as to why a preliminary injunction should not be issued on June 27, 2017, and the Company opposed Coastal’s motion. A hearing on the motion for preliminary injunction was held on July 26, 2017. For the following reasons, the Court denied Coastal’s motion for a preliminary injunction. The Company also filed a cross motion to dismiss on the grounds that the $72,500 Note violates New York’s criminal usury law. The Court did not address this motion at that time and has set a separate briefing schedule. On December 31, 2020, the Company entered into a Settlement Agreement with Coastal for full and final satisfaction of its claims and all outstanding principal debt and accrued interest for $250,000 paid in cash and 200,000 shares of common stock fair valued at $268,000. As at December 31, 2020, $250,000 is included in loans and accrued interest and $268,000 is included in shares to be issued in relation to the settlement. During the three months ended March 31, 2021, the Company paid $250,000 and issued 200,000 common shares in full and final satisfaction of the agreement.

On October 10, 2017, a vendor filed a complaint for Breach of Contract with Superior Court of the State of California. The Complainant is alleging that it is contractually owed 1,848,130 shares of the Company’s common stock and is seeking damages of $270,000. In addition, a related vendor filed in the same filing a complaint for $72,000 as part of a consulting agreement the Company executed. As at December 31, 2020, a contingent liability of $115,000 was included in accrued liabilities for the expected financial impact of the settlement. During the three months ended March 31, 2021, the Company issued 115,000 shares of restricted common stock pursuant to the settlement with a fair value of $60,835. As at March 31, 2021, $54,165 remains in accrued liabilities.

ITEM 1A. RISK FACTORS

An investment in our Company has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report. If any of the following risks actually occur, our business, operating results and financial condition could be harmed, and the value of our stock could go down. This means you could lose all or a part of your investment.

RISKS RELATED TO OUR COMPANY

Our limited operating history in key areas of our business may not serve as an adequate basis to judge our future prospects and results of operations.

DSG Global and our subsidiaries, Vantage Tag and Imperium Motors, have a relatively limited operating history in the business golf cart manufacturing and electric vehicle marketing and distribution. Our limited operating history and the unpredictability of the golf and electric vehicle industries make it difficult for investors to evaluate our business. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in rapidly evolving markets.

We do not currently have all arrangements in place that are required to fully execute our business plan.

To sell our electric vehicles and PACER golf carts as envisioned we must enter into certain additional agreements and arrangements that are not currently in place. These include entering into agreements with distributors, arranging for the transportation and storage for our planned electric vehicles, arranging for a facility for the assembly of our electric vehicles, and obtaining battery and other essential supplies in the quantities that we require. If we are unable to enter into such agreements or are only able to do so on terms that are unfavorable to us, we may not be able to fully carry out our business plans.

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

We incurred a comprehensive loss of $6,297,312 and $3,171,164 during the years ended December 31, 2020, and 2019, respectively. During the three months ended March 31, 2021 we incurred a comprehensive loss of $1,269,629 compared to our net loss of $2, 768,368 for the same period in 2020. Although, we had cash of $1,273,808 as of March 31, 2021 and working capital of $308,578, we believe that we will need significant additional equity financing to execute our business plan and to continue as a going concern, given that, among other things:

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

We expect significant increases in costs and expenses to forestall profits for the foreseeable future, even if we generate increased revenues in the near term. Our recently introduced and planned products might not become commercially successful. If we are to ever achieve profitability, we must have a successful introduction and acceptance of our electric vehicles and golf carts, which may not occur. We expect that our operating losses will increase substantially in 2021, and thereafter, and we also expect to continue to incur operating losses and to experience negative cash flows for the next several years.

There is no assurance that any amount raised through the Offering will be sufficient to continue to fund the operations of our Company.

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

To carry out our proposed business plan for the next 12 months, we estimate as of March 31, 2021, that we will need approximately $20 million in addition to cash on hand. If cash on hand, revenue from the sale of our cars, if any, and cash received upon the exercise of outstanding warrants, if any are exercised, are not sufficient to cover our cash requirements, we will need to raise additional funds through the sale of our equity securities, in either private placements or registered offerings and/or shareholder loans. If we are unsuccessful in raising enough funds through such capital-raising efforts we may review other financing possibilities such as bank loans. Financing might not be available to us or, if available, may not be available on terms that are acceptable to us.

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

We may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our competitive position. Any failure to keep up with advances in electric vehicle technology would result in a decline in our competitive position which would materially and adversely affect our business, prospects, operating results and financial condition. Our research and development efforts may not be sufficient to adapt to changes in electric vehicle technology. As technologies change, we plan to upgrade or adapt our vehicles and introduce new models to continue to provide vehicles with the latest technology, and particularly battery cell technology. However, our vehicles may not compete effectively with alternative vehicles if we are not able to source and integrate the latest technology into our vehicles. For example, we do not manufacture battery cells which makes us depend upon other suppliers of battery cell technology for our battery packs.

Demand in the vehicle industry is highly volatile.

Volatility of demand in the vehicle industry may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we will be competing have been subject to considerable volatility in demand in recent periods. Demand for automobile sales depends to a large extent on general, economic, political and social conditions in a given market and the introduction of new vehicles and technologies. As a new start-up manufacturer, we will have fewer financial resources than more established vehicle manufacturers to withstand changes in the market and disruptions in demand.

We depend on third parties for our electric vehicle manufacturing needs.

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

We are subject to order and shipment uncertainties. Inaccuracies in our estimates of customer demand and product mix could negatively affect our inventory levels, sales and operating results.

We derive revenue primarily from customer purchase orders rather than long-term purchase commitments. To ensure availability of our products, in some cases we may start manufacturing based on forecasts provided by customers in advance of receiving purchase orders from them. In some cases, our supply chain has been affected by both tariffs or cost premiums imposed by national governments or as a result of the COVID-19 pandemic. Our customers can cancel purchase orders or defer the shipments of our products under certain circumstances with little or no advance notice to us. Some of our products are manufactured according to our estimates of customer demand, which requires us to make demand forecast assumptions for every customer, and which may introduce significant variability into our aggregate estimate. We typically sell to distributors and end users, and we consequently have limited visibility into future end-user demand, which could adversely affect our revenue forecasts and operating margins. Additionally, we sometimes receive soft commitments for larger order sizes which do not materialize. If we manufacture more products than we are able to sell to our customers or distributors, we will incur losses and our results of operation and financial condition will be harmed.

Our sales and marketing efforts may be unsuccessful in maintaining and expanding existing sales channels, developing new sales channels and increasing the sales of our products.

To grow our business, we must add new customers for our products in addition to retaining and increasing sales to our current customers. Our ability to attract new customers will depend in part on the success of our sales and marketing efforts. There can be no guarantee that we will be successful in implementing our sales and marketing strategy. If suitable sales channels do not develop, we may not be able to sell certain of our products in significant volumes and our operating results, business and prospects may be harmed.

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

We may become subject to product liability claims or other litigation, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

There is the potential that we could be party to disputes for which an adverse outcome could result in us incurring significant expenses, being liable for damages, and subject to indemnification claims. In connection with any disputes or litigation in which we are involved, we may be forced to incur costs and expenses in connection with defending ourselves or in connection with the payment of any settlement or judgment or compliance with any injunctions in connection, therewith, if there is an unfavorable outcome. The expense of defending litigation may be significant, as is the amount of time to resolve lawsuits unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, financial condition, and cash flows. Additionally, an unfavorable outcome in any such litigation could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Without limiting the foregoing, we may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given we have limited field experience of our vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates which would have a material adverse effect on our brand, business, prospects and operating results. We plan to maintain product liability insurance for all our vehicles, but any such insurance might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage or outside of our coverage may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

What’s more, a highly publicized complaint or claim, whether or not justified and whether or not resulting in litigation, could adversely affect the market’s perception of our product, resulting in a decline in demand for our product and could divert the attention of our management, having a materially adverse effect our business, financial condition, results of operations and prospects.

We rely on key executive officers, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on our executive officers, including our Chief Executive Officer, Robert Silzer, Rick Curtis, the President and CEO of our automotive division Imperium Motors. If the Company’s senior executive or other key personnel are unable or unwilling to continue in their present positions, the Company may not be able to replace them easily or at all, and the Company’s business may be disrupted. Competition for senior management personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or attract and retain high-quality senior executives in the future. Such failure could have a material adverse effect on the Company’s business, financial condition and results of operations.

If we fail to implement proper and effective internal controls, our ability to produce accurate financial statements would be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.

We must ensure that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis. We have tested our internal controls and identified a material weakness and may find additional areas for improvement in the future. Remediating this material weakness will require us to hire and train additional personnel. Implementing any future changes to our internal controls may require compliance training of our directors, officers and employees, entail substantial costs to modify our accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in establishing the adequacy of our internal control over financial reporting, and our failure to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements may materially adversely affect our stock price.

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

Acquisitions may expose us to additional risks.

We may acquire or make investments in businesses, technologies or products, whether complementary or otherwise, as a means to expand our business, if appropriate opportunities arise. There can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms. If required, the financing for these transactions could result in an increase in our indebtedness, dilute the interests of our stockholders or both. The purchase price for some acquisitions may include additional amounts to be paid in cash in the future, a portion of which may be contingent on the achievement of certain future operating results of the acquired business. If the performance of any such acquired business exceeds such operating results, then we may incur additional charges and be required to pay additional amounts. Acquisitions including strategic investments or alliances entail numerous risks, which may include:

●	difficulties in integrating acquired operations or products, including the loss of key employees from, or customers of, acquired businesses;

●	diversion of management’s attention from our existing businesses;

●	adverse effects on existing business relationships with suppliers and customers;

●	adverse impacts of margin and product cost structures different from those of our current mix of business; and

●	conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures between the two companies.

Many of these factors are outside of our control and any one of these factors could result in, among other things, increased costs and decreases in the amount of expected revenues, which could materially adversely impact our business, financial condition, and results of operations. In addition, even if we are able to successfully integrate acquired businesses, the full benefits, including the synergies, cost savings, revenue growth, or other benefits that are expected, may not be achieved within the anticipated time frame, or at all. All of these factors could decrease or delay the expected accretive effect of the acquisitions, and negatively impact our business, operating results, and financial condition.

RISKS ASSOCIATED WITH OUR COMMON STOCK

If we issue additional shares in the future our existing shareholders will experience dilution.

Our certificate of incorporation authorizes the issuance of up to 325,000,000 shares of common stock with a par value of $0.001. Our Board of Directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

The price of our common stock could be volatile and could decline following the Offering at a time when you want to sell your holdings.

Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	quarterly variations in our results of operations or those of our competitors;

●	delays in the establishment of manufacturing, assembly, and storage facilities for the distribution of our products;

●	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

●	intellectual property infringements;

●	our ability to develop and market new and enhanced products on a timely basis;

●	commencement of, or our involvement in, litigation;

●	major changes in our Board of Directors or management, including the departure of Mr. Silzer;

●	changes in governmental regulations;

●	changes in earnings estimates or recommendations by securities analysts;

●	the impact of the COVID-19 pandemic on capital markets;

●	our failure to generate material revenues;

●	our public disclosure of the terms of this financing and any financing which we consummate in the future;

●	any acquisitions we may consummate;

●	announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

●	frustration or cancellation of key contracts;

●	short selling activities;

●	changes in market valuations of similar companies; and

●	general economic conditions and slow or negative growth of end markets.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies, such as the uncertainty associated with the COVID-19 pandemic. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Our common stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock.

Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

Future sales or perceived sales of our common stock could depress our stock price.

If the holders of our presently issued our future issued common stock were to attempt to sell a substantial amount of their holdings at once, the market price of our common stock could decline. Moreover, the perceived risk of this potential dilution could cause shareholders to attempt to sell their shares and investors to short the common stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. As each of these events would cause the number of shares of our common stock being offered for sale to increase, our common stock market price would likely further decline. All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

Provisions in our articles of incorporation and bylaws could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you, thereby adversely affecting existing shareholders.

Our articles of incorporation and bylaws contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of our shareholders. For example, our articles of incorporation authorize our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Because Robert Silzer, our Chief Executive Officer and Chairman, controls a significant number of shares of our voting capital stock, he has effective control over actions requiring stockholder approval.

As of the date of this Quarterly Report, Robert Silzer, our Chairman and Chief Executive Officer, holds 2,019 shares of our common stock and 150,376 shares of Series A Preferred stock, which are entitled to vote with holders of the common stock as a class at the rate of 665 votes per share of Series A Preferred stock (100,002,059 votes, or approximately 40% of votes in the aggregate). In addition, our Directors James Singerling and Stephen Johnston each hold 25,000 shares of Series A Preferred stock (33,250,000 votes, or approximately 13\% of votes in the aggregate). As a result, Messrs. Silzer, Singerling, and Johnston control 133,250,000 or approximately 53% of shares entitled to vote, and have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company. Accordingly, any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of us and the election of directors. Additionally, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;
●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We may never pay dividends to our common stockholders.

So long as any shares of our senior ranking Series A, B, C, D, or E Preferred Stock are outstanding, the Company may not declare, pay or set apart for payment any dividend or make any distribution on the common stock. Furthermore, each of the 3.000 shares of Series F Preferred stock (having a stated value of $1,200 per share) outstanding as of the date of this Quarterly report is entitled, until converted or redeemed, to receive cumulative dividends of 10% per annum, payable quarterly, in cash or Preferred Shares.

Subject to our obligation to pay Series F Preferred stock dividends, and regardless of restrictions imposed by our other series of Preferred Stock, we currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any non-compulsory dividends on our preferred stock or common stock in the foreseeable future, if at all. Any future determination to declare dividends will be made at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant. Any return to stockholders will therefore be limited to the increase, if any, of our share price that stockholders may be able to realize if they sell their shares.

RISKS RELATED TO THE PROSPECTIVE PUBLIC OFFERING OF OUR COMMON STOCK AND WARRANTS AND REVERSE STOCK SPLIT

Investors in the Offering will experience immediate and substantial dilution in net tangible book value.

The public offering price will be substantially higher than the net tangible book value per share of our outstanding shares of common stock. As a result, investors in the Offering will incur immediate dilution. Investors in the Offering will pay a price per share that substantially exceeds the book value of our assets after subtracting our liabilities. See “Dilution” for a more complete description of how the value of your investment will be diluted upon the completion of the Offering. See “Dilution” for a more complete description of how the value of your investment will be diluted upon the completion of the Offering.

Participation in the Offering by certain of our directors and their affiliates would reduce the available public float for our shares.

It is possible that one or more of our directors or their affiliates or related parties could purchase common stock and warrants in the Offering at the public offering price and on the same terms as the other purchasers in the Offering. However, these persons or entities may determine not to purchase any shares or warrants in the Offering, or the underwriter may elect not to sell any shares or warrants in the Offering to such persons or entities. Any purchases by our directors or their affiliates or related parties would reduce the available public float for our shares because such shareholders would be subject to volume restrictions on the resale of the common stock and warrants \pursuant to applicable securities laws. As a result, any purchase of common stock and warrants by such shareholders in the Offering may reduce the liquidity of our common stock relative to what it would have been had these common stock and warrants been purchased by investors that were not affiliated with us.

Our management will have broad discretion over the use of proceeds from the Offering and may not use the proceeds effectively.

Our management will have broad discretion over the use of proceeds from the Offering. We intend to use the net proceeds from the Offering to provide funding for the following purposes: research and development; engineering, operations, quality inspection, information technology and sales force expansion; marketing and sales and working capital. Our management will have considerable discretion in the application of the net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. The net proceeds may be used for corporate purposes that do not improve our operating results or enhance the value of our securities.

Our expected use of net proceeds from the Offering represents our current intentions based upon our present plans and business condition. As of the date of this Quarterly Report, we cannot predict with certainty all of the particular uses for the net proceeds to be received upon the completion of the Offering. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including amount of cash used in our operations, which can be highly uncertain, subject to substantial risks and can often change. Our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds of the Offering.

The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from the Offering in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply the net proceeds from the Offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Warrants are speculative in nature.

The Warrants offered in the Offering do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of our common stock at a fixed price for a limited period of time. Specifically, commencing on the date of issuance, holders of the Warrants may exercise their right to acquire the common stock and pay an exercise price of $[_] per share (100% of the assumed public offering price per Unit), prior to five years from the date of issuance, after which date any unexercised Warrants will expire and have no further value. In addition, there is no established trading market for the Warrants and, although we have applied to list the warrants on Nasdaq, there can be no assurance that an active trading market will develop.

Holders of the Warrants will have no rights as a common stockholder until they acquire our common stock.

Until holders of the Warrants acquire shares of our common stock upon exercise of the Warrants, the holders will have no rights with respect to shares of our common stock issuable upon exercise of the Warrants. Upon exercise of the Warrants, the holder will be entitled to exercise the rights of a common stockholder as to the security exercised only as to matters for which the record date occurs after the exercise.

There is no established market for the Warrants to purchase shares of our common stock being offered in the Offering.

There is no established trading market for the warrants. Although we have applied to list the warrants on the Nasdaq Capital Market there can be no assurance that there will be an active trading market for the Warrants. Without an active trading market, the liquidity of the warrants will be limited.

Provisions of the Warrants offered by the Offering could discourage an acquisition of us by a third party.

Certain provisions of the Warrants being offering through the Offering could make it more difficult or expensive for a third party to acquire us. The Warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants. These and other provisions of the Warrants offered by the Offering could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

Unless an active trading market develops for our securities, investors may not be able to sell their shares.

We are a reporting company and our common shares are quoted on OTC Markets (OTC Pink) under the symbol “DSGT”. However, there is a very limited active trading market for our common stock; and an active trading market may never develop or, if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price, and therefore, your investment may be partially or completely lost.

There is no assurance that once listed on the Nasdaq Capital Market we will not continue to experience volatility in our share price.

The OTCQB Venture Market, where our common stock is currently quoted, is an inter-dealer, over-the-counter market that provides significantly less liquidity than the Nasdaq Capital Market. Our stock is thinly traded due to the limited number of shares available for trading on the OTCQB Venture Market thus causing large swings in price. As such, investors and potential investors may find it difficult to obtain accurate stock price quotations, and holders of our common stock may be unable to resell their securities at or near their original offering price or at any price. Our public offering price per Unit may vary from the market price of our common stock after the offering. If an active market for our stock develops and continues, our stock price may nevertheless be volatile. If our stock experiences volatility, investors may not be able to sell their common stock at or above the public offering price per Unit. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short period of time. As a result, our shareholders could suffer losses or be unable to liquidate their holdings. No assurance can be given that the price of our common stock will become less volatile when listed on the Nasdaq Capital Market.

Since our common stock is thinly traded it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Since our common stock is thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to):

●	the trading volume of our shares;
●	the number of securities analysts, market-makers and brokers following our common stock;
●	new products or services introduced or announced by us or our competitors;
●	actual or anticipated variations in quarterly operating results;
●	conditions or trends in our business industries;
●	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	additions or departures of key personnel;
●	sales of our common stock; and
●	general stock market price and volume fluctuations of publicly traded, and particularly microcap, companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such litigation currently pending or threatened against us, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC Link (OTC Pink tier) and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to potential manipulation by market-makers, short-sellers and option traders.

Even if the Reverse Stock Split achieves the requisite increase in the market price of our common stock, we cannot assure you that we will be able to continue to comply with the minimum bid price requirement of the Nasdaq Capital Market.

Even if our Reverse Stock Split achieves the requisite increase in the market price of our common stock to be in compliance with the minimum bid price of the Nasdaq Capital Market, there can be no assurance that the market price of our common stock following the Reverse Stock Split will remain at the level required for continuing compliance with that requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the = the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to meet or maintain the Nasdaq Capital Market’s minimum bid price requirement.

Even if the reverse stock split increases the market price of our common stock and we meet the initial listing requirements of the Nasdaq Capital Market, there can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market, a failure of which could result in a de-listing of our common stock.

The Nasdaq Capital Market requires that the trading price of its listed stocks remain above one dollar in order for the stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from the Nasdaq Capital Market. In addition, to maintain a listing on the Nasdaq Capital Market, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements.

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split may increase the number of shareholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following the reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.1.6	Certificate of Change of the Registrant	8-K	3.1	03-26-19

3.1.7	Certificate of Correction of the Registrant	8-K	3.2	03-26-19

3.1.8	Series A - Certificates of Amendment and Designation dated November 22, 2019	10-K	3.1.8	03-05-2021

3.1.9	Series C - Certificates of Amendment and Designation dated December 22, 2020	10-K	3.1.9	03-05-2021

3.1.10	Series F – Certificates of Designation dated December 22, 2020	10-K	3.1.10	03-05-2021

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1	Subscription Agreement / Debt Settlement, dated September 26, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.1	08-17-15

10.2	Addendum to Subscription Agreement / Debt Settlement, dated October 7, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.2	08-17-15

10.3	Second Addendum to Subscription Agreement / Debt Settlement, dated April 29, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.3	08-17-15

10.4	Third Addendum to Subscription Agreement / Debt Settlement, dated August 11, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.4	08-17-15

10.5	Letter from Westergaard Holdings Ltd., dated September 1, 2015, extending dates of redemption obligations.	8-K	10.1	09-08-15

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith

10.6	Letter from Westergaard Holdings Ltd., dated November 10, 2015, extending dates of redemption obligations	10-Q	10.1	11-16-15

10.7	Letter fromWestergaard Holdings Ltd., dated December 31, 2015, extending dates of redemption obligations	8-K	10.1	03-09-16

10.8	Convertible Note of DSG TAG Systems Inc., dated March 31, 2015, payable to Adore Creative Agency, Inc.	8-K	10.5	08-17-15

10.9	Convertible Note Agreement, dated August 25, 2015, between the Registrant and Jerry Katell, Katell Productions, LLC and Katell Properties, LLC	10-Q	10.2	11-13-15

10.10	Agreement (TAG Infinity XL 12” ) dated February 15, 2014 between DSG TAG Systems Inc. and DSG Canadian Manufacturing Corp.	8-K	10.2	12-05-15

10.11	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A.Bosa & Co (Kootenay) Ltd.	10-K	10.5	05-28-19

10.12	Lease agreement (Modified), dated January 21, 2016 and February 1, 2016 between DSG TAG Systems Inc. and Benchmark Group	10-K	10.6	05-28-19

10.13	Loan agreement, dated February 11, 2016 between DSG TAG Systems Inc. and Jeremy Yaseniuk	10-K	10.7	05-28-19

10.14	Loan agreement, dated March 31, 2016 between DSG TAG Systems Inc. and E. Gary Risler	10-K	10.8	05-28-19

10.15	Letter from Westergaard Holdings Ltd., dated April 29, 2016	10-K	10.1	05-20-16

10.16	Security purchase agreement between DSG Global Inc. and Coastal Investment Partners, dated November 7 2016	8-K	10.1	11-15-16

10.17	Letter of Resignation by Board Member Keith Westergaard	10-Q	10.1	12-16-16

10.18	Equity Financing Agreement dated September 18, 2019 between DSG Global, Inc. and GHS Investments, LLC	S-1	10.9	10-04-19

10.19	Registration Rights Agreement dated September 18, 2019 between DSG Global, Inc. and GHS Investments, LLC	S-1	10.10	10-04-19

10.20	Advisory Services Agreement dated as of March 2, 2020 Graj + Gustavsen, Inc. .	8-K	10.1	03-06-20

10.21	Stock Purchase Agreement between the Company and GHS dated December 23, 2020	8-k	10.1	12-31-20

10.22	Warrant Agreement dated December 23, 2020	8-K	10.2	12.31.20

10.23	OEM Cooperation Agreement with Skywell New Energy Automobile Group Co. Ltd. Dated February 5, 2021.	8-K	10.1	02-23-21

21	List of Subsidiary:	10-K	21.1	05-02-16

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101*	Interactive Data File

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#*	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2021	DSG Global Inc.
(Registrant)

	By:	/s/ Robert Silzer
Robert Silzer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

