Form 10-Q
period 2021-06-30
DSG Global Inc.
filed 2021-08-16
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

As at August 16, 2021, the issuer had 120,945,186 shares of common stock issued and outstanding.

DSG GLOBAL, INC.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of DSG Global Inc. as at June 30, 2021, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six-month period ended June 30, 2021, are not necessarily indicative of the results that can be expected for the year ending December 31, 2021.

DSG GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2021, AND DECEMBER 31, 2020

(Expressed in U.S. dollars)

(UNAUDITED)

	June 30, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash	$148,084	$1,372,016
Trade receivables, net	72,901	27,874
Lease receivable	93,735	4,297
Inventories, net of inventory allowance of $188,365 and $146,292, respectively	738,973	254,362
Prepaid expenses and deposits	191,705	124,144
TOTAL CURRENT ASSETS	1,245,398	1,782,693

Lease receivable	546,705	38,559
Fixed assets, net	238,629	268,981
Equipment on lease, net	-	496
Intangible assets, net	12,218	12,833
TOTAL ASSETS	$2,042,950	$2,103,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$1,001,851	$1,786,313
Deferred revenue	181,268	93,548
Lease liability	127,287	125,864
Loans payable	30,065	9,981
Convertible notes payable	319,439	513,328
TOTAL CURRENT LIABILITIES	1,659,910	2,529,034

Lease liability	89,660	150,877
Loans payable	214,504	232,834
TOTAL LIABILITIES	1,964,074	2,912,745

Going concern (Note 2)
Commitments (Note 15)
Contingencies (Note 16)
Subsequent events (Note 18)

MEZZANINE EQUITY
Redeemable preferred stock, $0.001 par value, 6,020,000 shares authorized (2020 – 6,010,000), 3,212 issued and outstanding (2020 -1,024), 48,556 to be issued (2020 – 49,706)	2,827,640	2,239,936

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 3,010,000 shares authorized (2020 – 3,010,000), 200,537 issued and outstanding (2020 – 200,508)	2,055,600	2,084,680
Common stock, $0.001 par value, 350,000,000 shares authorized, (2020 – 350,000,000); 114,887,561 issued and outstanding (2020 – 95,765,736)	114,892	94,018
Additional paid in capital, common stock	47,496,666	43,299,937
Discounts on common stock	(69,838)	(69,838)
Common stock to be issued	149,500	1,436,044
Obligation to issue warrants	-	163,998
Accumulated other comprehensive income	1,242,285	1,252,082
Accumulated deficit	(53,737,869)	(51,310,040)
TOTAL STOCKHOLDERS’ DEFICIT	(2,748,764)	(3,049,119)

TOTAL LIABILITIES MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$2,042,950	$2,103,562

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED June 30, 2021 AND 2020

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ending		Six months ending
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue	$494,838	$123,955	$881,944	$274,167
Cost of revenue	201,154	50,085	331,846	78,651
Gross profit	293,684	73,870	550,098	195,516

Operating expenses
Compensation expense	639,517	1,023,836	1,902,901	1,666,372
General and administration expense	697,875	191,962	1,099,418	716,709
Bad debt expense	6,220	5,872	10,800	15,220
Depreciation and amortization expense	6,050	646	11,173	1,302
Total operating expense	1,349,662	1,222,316	3,024,292	2,399,603
Loss from operations	(1,055,978)	(1,148,446)	(2,474,194)	(2,204,087)

Other income (expense)
Foreign currency exchange	(7,523)	54,534	(22,349)	(66,147)
Other income	258	-	16,903	-
Change in fair value of derivative instruments	-	(1,226,715)	-	(2,172,309)
Gain (Loss) on extinguishment of debt	1,040	(389,428)	77,356	(817,893)
Finance costs	(14,055)	(456,840)	(25,545)	(864,418)
Total other income (expense)	(20,280)	(2,018,449)	46,365	(3,920,767)
Net loss	$(1,076,258)	$(3,166,895)	$(2,427,829)	$(6,124,854)

Net loss per share
Basic and diluted	$(0.01)	$(0.22)	$(0.02)	$(0.69)

Weighted average number of shares used in computing basic and diluted net income (loss) per share:
Basic and diluted	111,593,682	14,331,313	106,899,232	8,923,451

Other comprehensive income (loss)
Foreign currency translation adjustments	(3,877)	(92,100)	(9,797)	97,491

Comprehensive loss	$(1,080,135)	$(3,258,995)	$(2,437,626)	$(6,027,363)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. dollars)

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Obligation to issue warrants	Preferred Stock Amount	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2019	1,146,302	$1,146	$28,097,710	$(69,838)	$7,402,254	$-	$200	$1,372,345	$(45,132,941)	$(8,329,124)

Shares to be issued for cash	191,865	192	99,839	-	-	-	-	-	-	100,031
Shares and warrants issued for services	1,503,000	1,503	744,896	-	-	-	-	-	-	746,399
Shares issued on conversion of debt	4,978,451	4,981	1,095,798	-	-	-	-	-	-	1,100,779
Shares issued for share-settled debt	612,244	612	42,245	-	171,429	-	-	-	-	214,286
Preferred shares issued for services	-	-	-	-	-	-	767,040	-	-	767,040
Issuance of shares to be issued	9,430,146	9,430	7,392,824	-	(7,402,254)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	97,491	(6,124,854)	(6,027,363)
Balance, June 30, 2020	17,862,008	$17,864	$37,473,312	$(69,838)	$171,429	$-	$767,240	$1,469,836	$(51,257,795)	$(11,427,952)

Balance, December 31, 2020	95,765,736	$94,018	$43,299,937	$(69,838)	$1,436,044	$163,998	$2,084,680	$1,252,082	$(51,310,040)	$(3,049,119)

Shares issued for debt settlement	8,253,975	8,254	1,488,625	-	(1,436,044)	-	-	-	-	60,835
Shares and warrants issued for services	1,780,000	1,780	577,968	-	149,500	(163,998)	-	-	-	565,250
Cancellation of shares due to duplicate issuance	(1,751,288)	-	-	-	-	-	-	-	-	-
Preferred shares issued for services	-	-	-	-	-	-	849,600	-	-	849,600
Shares issued on conversion of preferred shares	10,839,138	10,840	2,130,136	-	-	-	(878,680)	-	-	1,262,296
Net loss for the period	-	-	-	-	-	-	-	(9,797)	(2,427,829)	(2,437,626)
Balance, June 30, 2021	114,887,561	$114,892	$47,496,666	$(69,838)	$149,500	$-	$2,055,600	$1,242,285	$(53,737,869)	$(2,748,764)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021, AND 2020

(Expressed in U.S. Dollars)

(UNAUDITED)

	June 30, 2021	June 30, 2020

Net loss	$(2,427,829)	$(6,124,854)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,960	1,302
Accretion of discounts on debt	-	537,385
Change in fair value of derivative liabilities	-	2,172,309
Bad debt expense	10,800	15,220
Preferred shares issued for services	849,600	-
Shares and warrants issued for services	565,250	1,513,439
(Gain) Loss on extinguishment of debt	(77,356)	817,893
Unrealized foreign exchange (gain) loss	(11,257)	37,956
Changes in non-cash working capital:
Trade receivables, net	(55,114)	(48,804)
Inventories	(478,943)	(3,631)
Prepaid expense and deposits	(67,038)	(191)
Lease receivable	(596,389)	-
Trade payables and accruals	(687,564)	536,454
Deferred Revenue	85,109	114,716
Operating lease liabilities	(16,591)	(8,555)
Net cash used in operating activities	(2,896,362)	(439,361)

Cash flows from investing activities
Purchase of equipment	(25,637)	-
Net cash used in investing activities	(25,637)	-

Cash flows from financing activities
Proceeds from issuing shares	-	100,031
Proceeds from issuing preferred shares	1,850,000	-
Proceeds from notes payable	-	434,202
Payments on notes payable	(193,889)	(7,531)
Net cash provided by financing activities	1,656,111	526,702

Effect of exchange rate changes on cash	41,956	(207)

Net increase (decrease) in cash	(1,223,932)	87,134
Cash at beginning of period	1,372,016	25,494

Cash at the end of the period	$148,084	$112,628

Supplemental Cash Flow Information (Note 17)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

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

As of June 30, 2021, the Company had working capital deficit of $414,512 and had an accumulated deficit of $53,737,869 since inception. Furthermore, the Company incurred a net loss of $2,427,829 and used $2,896,362 of cash flows for operating activities during the six months ended June 30, 2021. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q.

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2020. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Note 4 – TRADE RECEIVABLES, NET

As of June 30, 2021, and December 31, 2020, trade receivables consist of the following:

	June 30, 2021	December 31, 2020
Accounts receivable	$80,688	$44,296
Allowance for doubtful accounts	(7,787)	(16,422)
Total trade receivables, net	$72,901	$27,874

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

Note 5 – FIXED ASSETS AND EQUIPMENT ON LEASE

As of June 30, 2021, and December 31, 2020, fixed assets consisted of the following:

	June 30, 2021	December 31, 2020
Machinery and equipment	$5,040	$-
Furniture and equipment	2,408	2,342
Computer equipment	41,497	28,804
Vehicles	28,841	19,619
Right-of-use assets	312,624	302,477
Accumulated depreciation	(151,781)	(84,261)
	$238,629	$268,981

As of June 30, 2021, and December 31, 2020, equipment on lease to customers consisted of the following:

	June 30, 2021	December 31, 2020
Tags	$133,149	$129,533
Text	29,428	28,629
Infinity/Touch	24,377	23,716
Accumulated depreciation	(186,954)	(181,382)
	$-	$496

For the three and six months ended June 30, 2021, total depreciation expense for fixed assets, excluding right-of-use assets was $6,208 and $11,024, respectively (2020 - $339 and $688, respectively) and is included in general and administration expense. For the three and six months ended June 30, 2021, total depreciation for right-of-use assets was $28,971 and $56,551, respectively (2020 - $6,024 and $23,345, respectively) and is included in general and administration expense as operating lease expense.

Note 6 – INTANGIBLE ASSETS

As of June 30, 2021, and December 31, 2020, intangible assets consist of the following:

	June 30, 2021	December 31, 2020
Intangible asset – Patent	$22,353	$22,353
Accumulated depreciation	(10,135)	(9,520)
	$12,218	$12,833

The estimated useful life of the patent is 20 years. Patents are amortized on a straight-line basis. For the three and six months ended June 30, 2021, total amortization expense was $308 and $615 respectively (2020 - $307 and $614 respectively).

Note 7 – TRADE AND OTHER PAYABLES

As of June 30, 2021, and December 31, 2020, trade and other payables consist of the following:

	June 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$897,812	$1,519,379
Accrued interest	102,192	148,682
Other liabilities	1,847	118,252
Total payables	$1,001,851	$1,786,313

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

Note 8 – LOANS PAYABLE

As of June 30, 2021, and December 31, 2020, loans payable consisted of the following:

	June 30, 2021	December 31, 2020
Unsecured loan payable in the amount of CDN$40,000, due on or before December 31, 2025(a)	$32,252	$31,350
Unsecured loan payable in the amount of CDN$40,000, due on or before December 31, 2025(b)	32,252	31,350
Unsecured loan payable, due on May 21, 2022, interest at 1% per annum(c)	30,065	30,115
Secured loan payable, due on June 5, 2050, interest at 3.75% per annum(d)	150,000	150,000
	244,569	242,815
Current portion	(30,065)	(9,981)
Loans payable	$214,504	$232,834

(a)

On April 17, 2020, the Company received a loan in the principal amount of $32,252 (CDN$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(b)	On April 21, 2020, the Company received a loan in the principal amount of $32,252 (CDN$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(c)

On May 21, 2020, the Company received a loan in the principal amount of $30,065 under the Paycheck Protection Program. The loan bears interest at 1% per annum and is due on May 21, 2022 with payments deferred for the first six months of the term.

(d)	On June 5, 2020, the Company received a loan in the principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan. The payments are applied against any accrued interest before principal amounts are repaid. During the three months ended June 30, 2021, the Company made a payment of $1,000 which was applied towards accrued interest included in trade and other payables.

Note 9 – CONVERTIBLE NOTES

As of June 30, 2021, and December 31, 2020, convertible loans payable consisted of the following:

Third Party Convertible Notes Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a former director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at June 30, 2021, the carrying value of the convertible promissory note was $310,000 (December 31, 2020 - $310,000).

(b)	On November 7, 2016, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company was provided with proceeds of $125,000 on November 10, 2016 in exchange for the issuance of a secured convertible promissory note in the principal amount of $138,889, which was inclusive of an 8% original issue discount and bears interest at 8% per annum to the holder. The convertible promissory note matures nine months from the date of issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $480 or the closing price of the Company’s common stock on the conversion date. In addition, under the same terms, the Company also issued a secured convertible note of $50,000 in consideration for proceeds of $10,000 and another secured convertible note of $75,000 in consideration for proceeds of $10,000. Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes for consideration of $1 each at any time prior to the maturity date in the event that the convertible promissory note is exchanged or converted into a revolving credit facility with the lender, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility.

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

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

On December 31, 2020, the Company entered into a Debt Settlement agreement whereby the Company agreed to pay cash of $250,000 and issue 200,000 shares of common stock, fair valued at $268,000, in full and final satisfaction of all pending litigation, principal debt and accrued interest outstanding totalling $321,243. The Company recorded a loss on settlement of debt totalling $196,757 and wrote down the derivative liability to $Nil.

During the three months ended March 31, 2021, the Company repaid the note of $193,889 and interest of $56,111 for a total of $250,000. The Company issued 200,000 shares to satisfy the terms of the Debt Settlement agreement.

As of June 30, 2021, the carrying value of the note was $Nil (December 31, 2020 - $193,841).

(c)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. As at June 30, 2021, the carrying value of the note was $9,439 (December 31, 2020 - $9,487), relating to an outstanding penalty.

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

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

During the six months ended June 30, 2021, the Company recognized lease receivables of $609,504 to reflect lease payments expected to be received over the term of the agreements and derecognized $297,958 in inventory related to the underlying assets.

Lease receivable	June 30, 2021	December 31, 2020
Balance, beginning of the period	$42,856	$-
Additions	609,504	45,856
Interest on lease receivables	1,792	-
Receipt of payments	(13,712)	(3,000)
Balance, end of the period	640,440	42,856
Current portion of lease receivables	(93,735)	(4,297)
Long term potion of lease receivables	$546,705	$38,559

Lessee

The Company leases certain assets under lease agreements.

On October 1, 2019, the Company entered into a 5-year lease agreement for a photocopier (the “Copier Lease”). Upon recognition of the lease, the Company recognized right-of-use assets of $8,683 and lease liabilities of $8,683. As of June 30, 2021, the Copier Lease had a remaining term of 3.25 years.

On July 10, 2020, the Company entered into a lease agreement for retail, showroom and warehouse space in Fairfield, CA (the “Fairfield Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $164,114 and lease liabilities of $156,364. The difference between the recorded operating lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $7,750. The lease included a rent-free period with rent payments commencing on October 1, 2020. The Fairfield Lease also included a refundable security deposit of $7,750 which is included in prepaid expenses and deposits at June 30, 2021. As of June 30, 2021, Fairfield Lease had a remaining term of 1.17 years.

On July 14, 2020, the Company entered into a lease agreement for office space in Surrey, BC (the “Croydon Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $133,825 (CDN$175,843) and lease liabilities of $125,014 (CDN$163,895). The difference between the recorded operating lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $8,811 (CDN$11,948). The lease included a rent-free period with rent payments commencing on September 1, 2020. As of June 30, 2021, the Croydon Lease had a remaining term of 2.08 years.

On April 1, 2021, the Company entered into a lease agreement for a credit card processing machine (the “FD 150 Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $1,018 and lease liabilities of $1,018. As of June 30, 2021, the FD 150 Lease had a remaining term of 3.08 years.

On June 2, 2021, the Company entered into a lease agreement for a trailer (the “Trailer Lease”). Upon recognition of the lease, the Company recognized right-of-use assets of $8,886 (CDN$11,016) and lease liabilities of $8,886 (CDN$11,016). As of June 30, 2021, the Trailer Lease had a remaining term of 3.92 years.

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

Right-of-use assets have been included within fixed assets, net and lease liabilities have been included in operating lease liability on the Company’s consolidated balance sheet.

Right-of-use assets	June 30, 2021	December 31, 2020
Cost	$312,624	$302,477
Accumulated depreciation	(109,709)	(53,158)
Total right-of-use assets	$202,915	$249,319

Lease liability	June 30, 2021	December 31, 2020
Current portion	$127,287	$125,864
Long-term portion	89,660	150,877
Total lease liability	$216,947	$276,741

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of June 30, 2021, for the next three years are as follows:

Lease commitments and lease liability	June 30, 2021
Remainder of 2021	$74,455
2022	128,523
2023	40,738
2024	4,691
2025	1,169
Total future minimum lease payments	249,576
Discount	(32,629)
Total	216,947
Current portion of operating lease liabilities	(127,287)
Long-term portion of operating lease liabilities	$89,660

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

Mezzanine Preferred Equity Transactions

During the six months ended June 30, 2021:

●	1,312 Series C Preferred Shares were converted into common shares, see note 13.

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

●	On February 4, 2021, pursuant to a Securities Purchase Agreement entered on December 23, 2020 (the “Series F SPA”), the Company issued 1,500 Series F preferred shares to satisfy preferred shares to be issued as at December 31, 2020 pursuant to the First Closing of the Series F SPA with a relative fair value of $731,992. Additionally, the Company issued 1,500 Series F preferred shares pursuant to the Second Closing of the Series F SPA for gross proceeds for $1,500,000.

●	On June 10, 2021, pursuant to the Series F SPA, the Company received $350,000 for the subscription of an additional 350 Series F preferred shares to be issued.

During the year ended December 31, 2020:

●	On September 30, 2020, the Company entered into an Exchange Agreement to settle outstanding convertible debt and accrued interest in exchange for 2,347 shares of Series C preferred shares with an aggregate carrying amount of $2,348,208. The shares were issued October 14, 2020.

●	On September 30, 2020, the Company entered into a Securities Purchase Agreement (the “Series C SPA”) whereby the Company agrees to sell and the Purchaser agrees to purchase, in a series of closings (the “Closings”), up to 200 shares of Series C preferred shares at a price of $1,000 per share. At the First Closing, the Company agrees to issue 250 shares of Series C preferred shares, representing 200 Purchased Shares and 50 Commitment Shares. On October 14, 2020, the Company issued 250 Series C shares for gross proceeds of $200,000 in full satisfaction of the First Closing.

●	On November 6, 2020, the Company received gross proceeds of $300,000 for 300 Series C Preferred Shares in lieu of the Second Closing for the Series C SPA. The shares were included in preferred shares to be issued at March 31, 2021 and December 31, 2020. The preferred shares were issued during the three months ended June 30, 2021.

●

On December 23, 2020, the Company entered into a Securities Purchase Agreement (the “Series F SPA”) whereby the Company agrees to sell and the Purchaser agrees to purchase, in a series of closings (the “Closings”) of at least 1,000 Series F preferred shares at a price of $1,000 per share. The First and Second Closings, will each be for 1,500 Preferred Shares at a purchase price of $1,500,000, the Second Closing which will follow the filing of the Registration Statement. Any Additional Closings will be for the purchase of at least 1,000 Series F preferred shares, every thirty calendar days, and shall follow the Registration Statement being declared effective. The Company granted 3,000,000 warrants, with a relative fair value of $768,008, concurrently with the execution of the Series F SPA and First Closing. The First Closing shares were included in preferred shares to be issued at December 31, 2020 with a relative fair value of $731,992.

●	1,573 Series C Preferred Shares were converted into common shares.

Note 12 – PREFERRED STOCK

Authorized

3,000,000 shares of Series A preferred shares authorized each having a par value of $0.001 per share.

10,000 shares of Series B convertible preferred shares authorized each having a par value of $0.001 per share. Each share of Series B convertible preferred shares is convertible into 100,000 shares of common stock.

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

Preferred Stock Transactions

During the six months ended June 30, 2021:

●	On October 26, 2020, the Company agreed to issue 100 shares of Series B preferred shares for investor relations services. The preferred shares were valued at $1,340,000 based on the fair value of the underlying common stock and included in preferred shares to be issued at December 31, 2020. During the three months ended March 31, 2021, the Company issued 100 Series B preferred shares and 1,000,000 warrants (see note 13) pursuant to the agreement.

●	On March 4, 2021, the Company issued an aggregate of 16 shares of Series B preferred shares to the Company’s board of directors for past services. These preferred shares were valued at $849,600 based on the fair value of the underlying common stock.

●	87 Series B preferred shares were converted into common shares, see note 13.

During the year ended December 31, 2020:

●	On May 21, 2020, the Company issued an aggregate of 136 shares of Series B preferred shares to various parties for past services to the Company, which included 122 issued to related parties and 2 issued to a former director of the Company. These preferred shares were valued at $767,040, based on the fair value of the underlying common stock, discounted for the six months hold period before the preferred shares can be converted. The issuance is recorded under compensation expense.

●	On December 11, 2020, 4 Series B preferred shares were converted into common shares.

Note 13 – COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

Authorized

350,000,000 common shares, authorized, each having a par value of $0.001 per share.

Common Stock Transactions

During the six months ended June 30, 2021:

●	The Company issued an aggregate of 8,138,975 shares of common stock to satisfy shares to be issued at December 31, 2020 for debt settlement.

●	The Company issued 115,000 shares of restricted common stock with a fair value of $60,835 pursuant to a legal settlement, see note 16.

●	The Company issued 1,780,000 shares of common stock with a fair value of $415,750 for consulting services. Pursuant to a consulting agreement dated June 9, 2021, the Company recorded an obligation to issue common shares for 650,000 common shares payable as a commencement bonus with a fair value of $149,500 which were issued subsequent to June 30, 2021 (Note 18).

●	The Company issued 10,839,138 shares of common stock with a fair value of $2,140,976 for conversion of 87 Series B Preferred Shares with a fair value of $878,680 and conversion of 1,312 Series C Preferred Shares with a fair value of $1,262,296.

●	The Company cancelled 1,751,288 shares of common stock which were returned to treasury due to a duplicated issuance for share settled debt during the year ended December 31, 2020.

During the year ended December 31, 2020:

●	The Company issued an aggregate of 191,865 shares of common stock for cash proceeds of $100,031.

●	The Company issued an aggregate of 4,303,000 shares of common stock with a fair value of $1,360,784 in exchange for services.

●	The Company issued an aggregate of 16,880,146 shares of common stock with a fair value of $7,521,454 to satisfy shares to be issued.

●	The Company issued 2,363,532 shares of common stock with a fair value of $214,286 for share-settled debt.

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

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

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

Warrants

During the six months ended June 30, 2021, the Company granted 1,000,000 warrants with a contractual life of three years and exercise price of $0.25 per share pursuant to an investor relations agreement dated October 26, 2020. The warrants were valued at $163,998 using the Black Scholes Option Pricing Model with the assumptions outlined below. The expected life was determined based on historical exercise data of the Company.

June 30, 2021
Risk-free interest rate	0.18%
Expected life	3.0 years
Expected dividend rate	0%
Expected volatility	299.7%

The continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding at year December 31, 2020	12,939,813	$0.60
Granted	1,000,000	0.25
Exercised	-	-
Expired	-	-
Outstanding as of June 30, 2021	13,939,813	$0.57

As of June 30, 2021, the weighted average remaining contractual life of warrants outstanding was 2.70 years with an intrinsic value of $nil.

Note 14 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2021 the Company incurred $280,262 (2020 - $100,000) in salaries which includes a bonus of $109,705 to the President, CEO, and CFO of the Company. The Company also repaid $317,997 of management fees and salaries previously owing to the President, CEO, and CFO of the Company as of December 31, 2020. As at June 30, 2021, the Company owed $Nil (December 31, 2020 - $317,997) to the President, CEO, and CFO of the Company for management fees and salaries. Amounts owed and owing are unsecured, non-interest bearing, and due on demand.

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

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

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

Note 16 – CONTINGENCIES

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at June 30, 2021, included in trade and other payables is $41,353 (December 31, 2020 - $47,023) related to this unpaid invoice, interest and legal fees.

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contract damages, and legal fees incurred by Coastal with respect to the lawsuit. On June 13, 2017, Coastal filed a complaint and motion for a preliminary injunction seeking conversion of the principal amount of a note issued by it to the Company into common stock of the Company. The Court issued an Order to Show Cause as to why a preliminary injunction should not be issued on June 27, 2017, and the Company opposed Coastal’s motion. A hearing on the motion for preliminary injunction was held on July 26, 2017. For the following reasons, the Court denied Coastal’s motion for a preliminary injunction. The Company also filed a cross motion to dismiss on the grounds that the $72,500 Note violates New York’s criminal usury law. The Court did not address this motion at that time and has set a separate briefing schedule. On December 31, 2020, the Company entered into a Settlement Agreement with Coastal for full and final satisfaction of its claims and all outstanding principal debt and accrued interest for $250,000 paid in cash and 200,000 shares of common stock fair valued at $268,000. As at December 31, 2020, $250,000 was included in loans and accrued interest and $268,000 was included in shares to be issued in relation to the settlement. During the three months ended March 31, 2021, the Company paid $250,000 and issued 200,000 common shares with a fair value of $268,000 in full and final satisfaction of the agreement.

On October 10, 2017, a vendor filed a complaint for Breach of Contract with Superior Court of the State of California. The Complainant is alleging that it is contractually owed 1,848,130 shares of the Company’s common stock and is seeking damages of $270,000. In addition, a related vendor filed a complaint in the same filing for $72,000 as part of a consulting agreement the Company executed. As at December 31, 2020, a contingent liability of $115,000 was included in accrued liabilities for the expected financial impact of the settlement. During the three months ended March 31, 2021, the Company issued 115,000 shares of restricted common stock pursuant to the settlement with a fair value of $60,835. As at June 30, 2021, $54,165 remained in accrued liabilities. Subsequent to June 30, 2021, the Company issued 400,000 shares of restricted common stock pursuant to the settlement with a fair value of $76,400 which resulted in a loss on settlement of $22,235 (Note 18).

Note 17 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six-months ended
	June 30, 2021	June 30, 2020

Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$57,111	$-

Non-cash investing and financing transactions:
Shares issued for convertible notes payable and accrued interest	$-	$1,100,779
Shares issued for debt settlement	$60,835	$214,286
Shares issued for convertible notes payable and accrued interest	$9,904	$-
Shares issued on conversion of preferred shares	$2,140,976	$-

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

Note 18 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to the period ended for transactions and other events that may require adjustment of and/or disclosure in such interim condensed consolidated financial statements.

Subsequent to June 30, 2021:

●	The Company issued 3,007,625 shares of common stock for conversion of 200 Series C Preferred Shares and conversion of 16 Series B Preferred Shares; and

●	The Company issued 400,000 shares of common stock pursuant to the Debt Settlement (Note 16); and

●	The Company issued 650,000 shares of common stock pursuant to a consulting agreement (Note 13); and

●	The Company issued 2,000,000 shares of common stock for conversion of 275 Series F Preferred Shares; and

●	The Company entered into a Securities Purchase Agreement to issue 400 Series F Preferred Shares and 1,180,000 warrants for gross proceeds of $400,000. The warrants have a contractual life of 5 years from the issuance date and an exercise price of $0.30 per share. The warrants convert to 1 share each.

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

Following the initial closing of the share exchange agreement and through October 22, 2015, we acquired an additional 101,200 shares of common stock of VTS from shareholders who became parties to the share exchange agreement and issued to these shareholders an aggregate of 18,422 pre-reverse split shares of our common stock. Following completion of these additional purchases, DSG Global Inc. owns approximately 100% of the issued and outstanding shares of common stock of VTS. An aggregate of 4,229,384 shares of Series A Convertible Preferred Stock of VTS were exchanged for 51 Series B and 3,000,000 Series E preferred shares during the year ended December 31, 2018 by Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a previous member of our board of directors which have not been issued as of June 30, 2021.

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

North America Sales

Since the largest market is North America, the Company employs a direct sales team and sales agents that provide full sales coverage. Our sales agents are experienced golf industry professionals who maintain established relationships with the golf industry and carry multiple golf lines. Our sales objective is to offer our existing and prospective customers a dedicated, knowledgeable, and outstanding customer service team.

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

Results of Operations

The following table summarizes key items of comparison and their related increase (decrease) for the six months ended June 30, 2021, and 2020:

	Three months ended		Increase (Decrease)	Six months ended		Increase (Decrease)
	30-Jun-21	30-Jun-20	2021 – 2020	30-Jun-21	30-Jun-20	2021 – 2020
	($)	($)	(%)	($)	($)	(%)
Revenues	$494,838	123,955	299.2	$881,944	$274,167	221.7
Cost of revenue	201,154	50,085	301.6	331,846	78,651	321.9
Gross profit	293,684	73,870	297.6	550,098	195,516	181.4

Operating expenses:
Compensation expense	639,517	1,023,836	(37.5)	1,902,901	1,666,372	14.2
General and administrative expense	697,875	191,962	263.5	1,099,418	716,709	53.4
Bad debt expense	6,220	5,872	5.9	10,800	15,220	(29.0)
Depreciation and amortization expense	6,050	646	836.5	11,173	1,302	758.1
Total operating expenses	1,349,662	1,222,316	10.4	3,024,292	2,399,603	26.0
Loss from operations	(1,055,978)	(1,148,446)	(8.1)	(2,474,194)	(2,204,087)	12.3

Other income (expense)
Foreign currency exchange	(7,523)	54,534	(113.8)	(22,349)	(66,147)	(66.2)
Other income	258	-	100.0	16,903	-	100.0
Change in fair value of derivative instruments	-	(1,226,715)	(100.0)	-	(2,172,309)	(100.0)
Gain (Loss) on extinguishment of debt	1,040	(389,428)	(100.3)	77,356	(817,893)	(109.5)
Finance costs	(14,055)	(456,840)	(96.9)	(25,545)	(864,418)	(97.0)
Total other expense	(20,280)	(2,018,449)	(99.0)	46,365	(3,920,767)	(101.2)

Net loss	$(1,076,258)	(3,166,895)	(66.0)	$(2,427,829)	(6,124,854)	(60.4)

As of June 30, 2021, the Company had signed contracts totalling over $1.8 million in gross sales, inclusive of recurring revenue. Due to delays related to manufacturing and shipping, fulfilment was not yet satisfied and only $881,944 was recognizable as a revenue stream for the six months ended June 30, 2021. As product becomes available, DSG expects to satisfy its performance obligations on the remaining contracts during the third quarter of fiscal 2021.

Comparison of the six months ended June 30, 2021, and 2020:

Revenue

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

Revenue	$494,838	$123,955	299.2	$881,944	$274,167	221.7

Revenue increased by $370,883 or 299.2% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Revenue increased by $607,777 or 221.7%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.

Sales increased for the three and six months ended, year over year, as a result of the Company’s new Infinity product release. The Company also began financing its own sales in-house.

Cost of Revenue

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

Cost of revenue	$201,154	$50,085	301.6%	$331,846	$78,651	321.9

Cost of revenue increased by $151,069 or 301.6% and $253,195 or 321.9% for the three and six months ended June 30, 2021 respectively. The table below outlines the differences in detail:

	For the Three Months Ended
	June 30, 2021	June 30, 2020	Difference	% Difference
Cost of goods	$288,969	$18,231	$160,818	882.1
Mapping & freight costs	8,656	14,200	(5,544)	(39.0)
Wireless fees	13,449	17,654	(4,205)	(23.8)
	$201,154	$50,085	$151,069	301.6

Cost of sales increased by 301.6% for the three months ended, year over year, which is consistent with increase in revenue of 299.2%.

Cost of revenue increased by $253,195, or 321.9%, for the six months ended June 30, 2021 as compared to the three months June 30, 2020. The table below outlines the differences in detail:

	For the Six Months Ended
	June 30, 2021	June 30, 2020	Difference	% Difference
Cost of goods	$288,969	$33,748	$255,221	756.3
Mapping & freight costs	10,708	17,375	(6,667)	(38.4)
Wireless fees	32,169	27,528	4,641	16.9
	$331,846	$78,651	$253,195	321.9

Cost of sales increased for the six months ended, year over year, primarily due to increase in sales. The Company also completed more financing sales which resulted in an increase in cost of goods.

Compensation Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

Compensation expense	$639,517	$1,023,836	(37.5)	$1,902,901	$1,666,372	14.2

Compensation expense decreased by $384,319, or 37.5%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 primarily as a result of more non-cash shares and warrants issued for consulting services during the comparative period. Compensation expense increased by $236,529, or 14.2%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily as a result of non-cash preferred shares issued for consulting services to the Company’s directors during the period.

General and Administration Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

General & administration expense	$697,875	$191,962	263.5	$1,099,418	$716,709	53.4

General & administration expense increased by $505,913 or 263.5% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The table below outlines the differences in detail:

	For the Three Months Ended
	June 30, 2021	June 30, 2020	Difference	% Difference
Accounting & legal	$94,060	$44,841	$49,219	109.8
Marketing & advertising	39,518	1,584	37,934	2,394.8
Subcontractor & commissions	196,070	73,021	123,049	168.5
Hardware	4,485	680	3,805	559.6
Office expense, rent, software, bank & credit card charges, telephone & meals (“Other”)	363,742	71,836	291,906	406.4
	$697,875	$191,962	$505,913	263.5

The overall increase in general and admin expenses was primarily due to increases in subcontractor & commissions and other expenses, which is consistent with increase in sales.

General & administration expense increased by $382,709 or 53.4% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The table below outlines the differences in detail:

	For the Six Months Ended
	June 30, 2021	June 30, 2020	Difference	% Difference
Accounting & legal	$148,608	$132,089	$16,519	12.5
Marketing & advertising	47,739	175,019	(127,280)	(72.7)
Subcontractor & commissions	364,169	170,089	194,080	114.1
Hardware	13,259	849	12,410	1,461.7
Office expense, rent, software, bank & credit card charges, telephone & meals (“Other”)	525,643	238,663	286,980	120.2
	$1,099,418	$716,709	$382,709	53.4

The overall increase in general and admin expenses was primarily due to increases in in subcontractor & commissions and other expenses partially offset by decrease in marketing & advertising expenses. Subcontractor and commission fees and other expenses increased due to increase in sales. Marketing and advertising were higher in the comparative period as non-cash shares were issued for investor relations services.

Foreign Currency Exchange

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Foreign currency exchange	($7,523)	$54,534	(113.8)	($22,349)	($66,147)	(66.2)

For the three months ended June 30, 2021, we recognized a foreign exchange loss of $7,523 compared to a gain of $54,534 for the three months ended June 30, 2020. For the six months ended June 30, 2021, we recognized a foreign exchange loss of $22,349 as compared to a loss of $66,417 for the six months ended June 30, 2020. The changes were due to changes in foreign currency rates on payables, receivables, loans and other foreign balances denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the United States dollar, Canadian dollar, Euro and British pound.

Change in Fair Value of Derivative Instruments

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Change in fair value of derivative instruments	$-	($1,226,715)	(100.0)	$-	($2,172,309)	(100.0)

Derivative loss decreased by $1,226,715 or 100% and $2,172,309 or 100%, for the three and six months ended June 30, 2021 as compared to the three months ended June 30, 2020 respectively. The Company settled and derecognized its derivative instruments during the year ended December 31, 2020.

Gain (Loss) on extinguishment of debt

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Gain (Loss) on extinguishment of debt	$1,040	($389,428)	(100.3)	$77,356	$(817,893)	(109.5%)

The Company recorded a gain of $1,040 for the three months ended June 30, 2021 compared to a loss of $389,428 for the comparative period. The Company recorded a gain of $77,356 for the six months ended June 30, 2021 compared to a loss of $817,893 for the six months ended June 30, 2020. The Company recorded a gain for amounts owing to various vendors as not deemed payable or as settled. Loss was recorded in the comparative period as a result of conversions of convertible debt and accrued interest.

Finance Costs

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Finance costs	($14,055)	($456,840)	(96.9)	($25,545)	$(864,418)	(97.0%)

Finance costs decreased by $442,785 or 96.9%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Finance costs decreased by $838,873 or 97.0%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease is as a result of most of convertible debts and notes payables being settled for the year ended December 31, 2020.

Net Loss

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Net loss	($1,076,258)	($3,166,895)	(66.0)	($2,427,829)	($6,124,854)	(60.4)

As a result of the above factors, net loss decreased by $2,090,637 or 66% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and decreased by $3,697,025 or 60.4% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Liquidity and Capital Resources

From our incorporation on April 17, 2008 through June 30, 2021, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. As of June 30, 2021, we had $1,964,074 in total liabilities, the majority of which matures within the next twelve months.

We had cash in the amount of $148,084 as of June 30, 2021, as compared to $1,372,016 as of December 31, 2020. We had a working capital deficit of $414,512 as of June 30, 2021 compared to working capital deficit of $746,341 as of December 31, 2020.

Liquidity and Financial Condition

Our financial position as of June 30, 2021, and 2020, and the changes for the periods then ended are as follows:

Working Capital

	June 30, 2021	December 31, 2020
Current assets	$1,245,398	$1,782,693
Current liabilities	$1,659,910	$2,529,034
Working capital	$(414,512)	$(746,341)

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	June 30
	2021	2020
Net cash used in by operating activities	$(2,896,362)	$(439,361)
Net cash used in investing activities	(25,637)	-
Net cash provided by financing activities	1,656,111	526,702
Effect of exchange rate changes on cash	41,956	(207)
Net (decrease) increase in cash	(1,223,932)	87,134
Cash at beginning of period	1,372,016	25,494
Cash at end of period	$148,084	$112,628

Net Cash Used in Operating Activities.

During the six months ended June 30, 2021, cash used in operations totaled $2,896,362. This reflects the net loss of $2,427,829 adjusted for $468,533 changes in non-cash working capital items and adjustments for non-cash items. Non-cash and working capital adjustments consisted primarily of non-cash change in fair value of preferred shares issued for services of $849,600, non-cash shares and warrants issued for services of $565,250, offset by increase in inventory of $478,943, increase in leases receivable of $596,389, and decrease in trade payables and accruals of $687,564.

Net Cash Used in Investing Activities.

The Company purchased a vehicle for $8,675, computer equipment for $11,922, and a machinery equipment for $5,040.

Net Cash Provided by Financing Activities.

Net cash from financing activities during the six months ended June 30, 2021 totaled $1,656,111, which mainly relates to $1,850,000 received from issuing preferred shares partially offset by a $193,889 repayment made on notes payable.

Outstanding Indebtedness

Our current indebtedness as of June 30, 2021 is comprised of the following:

●	Unsecured, convertible note payable to a former related party with an outstanding principal amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable with an outstanding principal amount of $Nil, and a carrying value of $9,487 relating to an outstanding penalty;

●	Unsecured loan payable with an outstanding principal amount of $32,252 (CDN$40,000). The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $32,252 (CDN$40,000). The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $30,065. The loan bears interest at 1% per annum and is due on May 21, 2022 with payments deferred for the first six months of the term;

●	Secured loan payable with an outstanding principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan which is applied against any accrued interest first.

Related Party Transactions

During the six months ended June 30, 2021 the Company incurred $280,262 (2020 - $100,000) in salaries which includes a bonus of $109,705 to the President, CEO, and CFO of the Company. The Company also repaid $317,997 of management fees and salaries previously owing to the President, CEO, and CFO of the Company as of December 31, 2020. As at June 30, 2021, the Company owed $Nil (December 31, 2020 - $317,997) to the President, CEO, and CFO of the Company for management fees and salaries. Amounts owed and owing are unsecured, non-interest bearing, and due on demand.

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

As noted earlier, during the six months ended June 30, 2021, cash used in operations totaled $2,896,362 and is expected to increase in the future periods as the Company obtains more contract sales. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $20,237,500 that we require for the next 12 months, we had $148,084 in cash as of June 30, 2021, and working capital deficit of $414,512. Our principal sources of liquidity are cash generated from product sales, securities purchase agreements and debt financings. As at June 30, 2021, the Company had secured signed contracts of over $1.8 million of which approximately $900,000 was recognized in the first and second quarters of fiscal 2021. The Company expects to satisfy the majority of its performance obligations on the remaining contracts during fiscal 2021 totaling approximately $900,000. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at June 30, 2021, included in trade and other payables is $41,353 (December 31, 2020 - $47,023) related to this unpaid invoice, interest and legal fees.sssss

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contract damages, and legal fees incurred by Coastal with respect to the lawsuit. On June 13, 2017, Coastal filed a complaint and motion for a preliminary injunction seeking conversion of the principal amount of a note issued by it to the Company into common stock of the Company. The Court issued an Order to Show Cause as to why a preliminary injunction should not be issued on June 27, 2017, and the Company opposed Coastal’s motion. A hearing on the motion for preliminary injunction was held on July 26, 2017. For the following reasons, the Court denied Coastal’s motion for a preliminary injunction. The Company also filed a cross motion to dismiss on the grounds that the $72,500 Note violates New York’s criminal usury law. The Court did not address this motion at that time and has set a separate briefing schedule. On December 31, 2020, the Company entered into a Settlement Agreement with Coastal for full and final satisfaction of its claims and all outstanding principal debt and accrued interest for $250,000 paid in cash and 200,000 shares of common stock fair valued at $268,000. As at December 31, 2020, $250,000 is included in loans and accrued interest and $268,000 is included in shares to be issued in relation to the settlement. During the three months ended March 31, 2021, the Company paid $250,000 and issued 200,000 common shares in full and final satisfaction of the agreement.

On October 10, 2017, a vendor filed a complaint for Breach of Contract with Superior Court of the State of California. The Complainant is alleging that it is contractually owed 1,848,130 shares of the Company’s common stock and is seeking damages of $270,000. In addition, a related vendor filed in the same filing a complaint for $72,000 as part of a consulting agreement the Company executed. As at December 31, 2020, a contingent liability of $115,000 was included in accrued liabilities for the expected financial impact of the settlement. During the three months ended March 31, 2021, the Company issued 115,000 shares of restricted common stock pursuant to the settlement with a fair value of $60,835. As at June 30, 2021, $54,165 remains in accrued liabilities. On July 8, 2021, the Company issued 400,000 shares of restricted common stock pursuant to the settlement with a fair value of $76,400 which resulted in a loss on settlement of $22,235.

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

We incurred a comprehensive loss of $6,297,362 and $3,171,164 during the years ended December 31, 2020 and 2019, respectively. During the six months ended June 30, 2021 we incurred a comprehensive loss of $2,437,626 compared to our comprehensive loss of $6,027,363 for the same period in 2020. We had cash of $148,084 as of June 30, 2021 and working capital deficit of $414,512, and we believe that we will need significant additional equity financing to execute our business plan and to continue as a going concern, given that, among other things:

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

To carry out our proposed business plan for the next 12 months, we estimate as of June 30, 2021, that we will need approximately $20 million in addition to cash on hand. If cash on hand, revenue from the sale of our cars, if any, and cash received upon the exercise of outstanding warrants, if any are exercised, are not sufficient to cover our cash requirements, we will need to raise additional funds through the sale of our equity securities, in either private placements or registered offerings and/or shareholder loans. If we are unsuccessful in raising enough funds through such capital-raising efforts we may review other financing possibilities such as bank loans. Financing might not be available to us or, if available, may not be available on terms that are acceptable to us.

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

As of the date of this Quarterly Report our capital stock includes 450,500 issued and outstanding shares of Series A Preferred stock which are entitled to vote with holders of the common stock as a class at the rate of 665 votes per share of Series A Preferred stock. Robert Silzer, our Chairman and Chief Executive Officer, holds 256,081 shares of our common stock and 300,500 shares of Series A Preferred stock, which are entitled to vote with holders of the common stock as a class at the rate of 665 votes per share of Series A Preferred stock (199,832,500 votes, or approximately 47.5% of votes). In addition, our Directors James Singerling and Stephen Johnston each holds 50,000 shares of Series A Preferred stock (33,250,000votes, or approximately 7.9% of aggregate votes each), and our Directors Michael Leemhuis and Carol Cookerly each holds 25,000 shares of Series A Preferred stock (16,625,000 votes, or approximately 3.9% of votes each). As a result, Messrs. Silzer, Singerling, Johnston, and Leemhuis and Ms. Cookerly control 299,582,500 or approximately 71% of shares entitled to vote, and have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company. Accordingly, any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of us and the election of directors. Additionally, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We may never pay dividends to our common stockholders.

So long as any shares of our senior ranking Series A, B, C, D, or E Preferred Stock are outstanding, the Company may not declare, pay or set apart for payment any dividend or make any distribution on the common stock. Furthermore, each of the 2,725 shares of Series F Preferred stock outstanding as of the date of this Quarterly report is entitled, until converted or redeemed, to receive cumulative dividends of 10% per annum, payable quarterly, in cash or Preferred Shares.

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

Even if our Reverse Stock Split achieves the requisite increase in the market price of our common stock to be in compliance with the minimum bid price of the Nasdaq Capital Market, there can be no assurance that the market price of our common stock following the Reverse Stock Split will remain at the level required for continuing compliance with that requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to meet or maintain the Nasdaq Capital Market’s minimum bid price requirement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2021 the Company issued an aggregate of 250, 124 Series A Preferred Shares, par value $0.001 per share, to its directors, Robert Silzer, Stephen Johnston, James Singerling, Michael Leemhuis, and Carol Cookerly. The Series A Preferred Stock carry voting rights with the common stock equal to 665 votes per share of Series A Preferred stock and shall be deemed cancelled five (5) years following issuance, provided that the Board of Directors may, in its discretion, retire the Series A Preferred Stock at any time after two (2) years following issuance, or defer the retirement of the Series A Preferred Stock for up to ten (10) years following issuance. As a result of the issuance the members of the Board of Directors collectively control 450,500 shares of Series A Preferred Stock holding approximately 71% of the Company’s eligible voting securities. The Series A Preferred Stock are non-redeemable and non- convertible into common shares and have no dividend entitlement,

On August 12, 2021, the Company incorporated a wholly-owned subsidiary, Imperium Motor Company of Canada Corporation, pursuant to the Canada Business Corporations Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.1.6	Certificate of Change of the Registrant	8-K	3.1	03-26-19

3.1.7	Certificate of Correction of the Registrant	8-K	3.2	03-26-19

3.1.8	Series A - Certificates of Amendment and Designation dated November 22, 2019	10-K	3.1.8	03-05-2021

3.1.9	Series C - Certificates of Amendment and Designation dated December 22, 2020	10-K	3.1.9	03-05-2021

3.1.10	Series F – Certificates of Designation dated December 22, 2020	10-K	3.1.10	03-05-2021

3.1.11	Series D - Certificate of Designation dated May 2, 2018	S-1	3.1.11	04-21-21

3.1.12	Series E - Certificate of Designation dated May , 2018	S-1	3.1.12	04-21-21

3.1.13	Series F – Certificates of Designation dated December 22, 2020	10-K	3.1.10	03-05-21

3.1.14	Certificate of Amendment to Articles of Incorporation dated December 22, 2020	S-1	3.1.14	04-21-21

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A. Bosa & Co (Kootenay) Ltd.	10-K	10.5	05-28-19

10.2	Lease agreement (Modified), dated January 21, 2016 and February 1, 2016 between DSG TAG Systems Inc. and Benchmark Group	10-K	10.6	05-28-19

10.3	Loan agreement, dated February 11, 2016 between DSG TAG Systems Inc. and Jeremy Yaseniuk	10-K	10.7	05-28-19

10.4	Loan agreement, dated March 31, 2016 between DSG TAG Systems Inc. and E. Gary Risler	10-K	10.8	05-28-19

10.5	Security purchase agreement between DSG Global Inc. and Coastal Investment Partners, dated November 7 2016	8-K	10.1	11-15-16

10.6	Equity Financing Agreement dated September 18, 2019 between DSG Global, Inc. and GHS Investments, LLC	S-1	10.9	10-04-19

10.7	Registration Rights Agreement dated September 18, 2019 between DSG Global, Inc. and GHS Investments, LLC	S-1	10.10	10-04-19

10.8	Advisory Services Agreement dated as of March 2, 2020 Graj + Gustavsen, Inc.	8-K	10.1	03-06-20

10.9	Stock Purchase Agreement between the Company and GHS dated December 23, 2020	8-K	10.1	12-31-20

10.10	Warrant Agreement dated December 23, 2020	8-K	10.2	12.31.20

10.11	Stock Purchase Agreement between the Company and GHS dated December 23, 2020	8-K	10.1	12-31-20

10.12	OEM Cooperation Agreement with Skywell New Energy Automobile Group Co. Ltd. dated February 5, 2021.	8-K	10.1	02.23.21

10.13	Cooperation Agreement with Zhejiang Jonway Group Co., Ltd. dated September 17, 2019	S-1	10.13	04-21-21

10.14	Cooperation Agreement with Rumble Motors dated February 15, 2021	S-1	10.14	04-21-21

21	List of Subsidiaries: Vantage Tag Systems Inc. (Nevada), DSG Tag Systems Inc. (Nevada), Imperium Motor Corp. (Nevada); Imperium Motor Company of Canada Corporation (Canada)				X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Code of Business Conduct and Ethics	X

99.2	Audit Committee Charter	X

99.3	Compensation Committee Charter	X

99.4	Nomination and Governance Committee Charter	X

101*	Interactive Data File

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

#*	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2021	/s/ Robert Silzer
Robert Silzer
President, CEO, Secretary, Treasurer, and Director
(Principal Executive Officer)

Date: August 16, 2021	/s/ Zahir Loaiza
Zahir Loaiza
Chief Financial Officer (Acting)
(Principal Financial Officer, Principal Accounting Officer)

