Form 10-Q
period 2021-09-30
DSG Global Inc.
filed 2021-11-15
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each classss	Trading Symbols(s)	Name of each exchange on which registered
None	N/A	N/A

As at November 15, 2021, the issuer had 125,360,380 shares of common stock issued and outstanding.

DSG GLOBAL, INC.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of DSG Global Inc. as at September 30, 2021, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine-month period ended September 30, 2021, are not necessarily indicative of the results that can be expected for the year ending December 31, 2021.

DSG GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2021, AND DECEMBER 31, 2020

(Expressed in U.S. dollars)

(UNAUDITED)

	September 30, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash	$1,317,646	$1,372,016
Trade receivables, net	165,206	27,874
Lease receivable	86,386	4,297
Inventories, net of inventory allowance of $183,701 and $146,292, respectively	647,733	254,362
Prepaid expenses and deposits	630,772	124,144
TOTAL CURRENT ASSETS	2,847,743	1,782,693

Lease receivable	512,145	38,559
Fixed assets, net	201,581	268,981
Equipment on lease, net	-	496
Intangible assets, net	11,911	12,833
TOTAL ASSETS	$3,573,380	$2,103,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$913,780	$1,786,313
Deferred revenue	222,382	93,548
Lease liability	123,688	125,864
Loans payable	1,956,328	9,981
Convertible notes payable	319,548	513,328
TOTAL CURRENT LIABILITIES	3,535,726	2,529,034

Lease liability	58,010	150,877
Loans payable	212,980	232,834
TOTAL LIABILITIES	3,806,716	2,912,745

Going concern (Note 2)
Commitments (Note 15)
Contingencies (Note 16)
Subsequent events (Note 18)

MEZZANINE EQUITY
Redeemable preferred stock, $0.001 par value, 6,020,000 shares authorized (2020 – 6,010,000), 2,737 issued and outstanding (2020 -1,024), 48,956 to be issued (2020 – 49,706)	2,753,375	2,239,936

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 3,010,000 shares authorized (2020 – 3,010,000), 200,471 issued and outstanding (2020 – 200,508)	1,295,360	2,084,680
Common stock, $0.001 par value, 350,000,000 shares authorized, (2020 – 350,000,000); 121,645,186 issued and outstanding (2020 – 95,765,736)	121,650	94,018
Additional paid in capital, common stock	49,943,132	43,299,937
Discounts on common stock	(69,838)	(69,838)
Common stock to be issued	-	1,436,044
Obligation to issue warrants	138,066	163,998
Accumulated other comprehensive income	1,271,466	1,252,082
Accumulated deficit	(55,686,547)	(51,310,040)
TOTAL STOCKHOLDERS’ DEFICIT	(2,986,711)	(3,049,119)

TOTAL LIABILITIES MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$3,573,380	$2,103,562

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ending		Nine months ending
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue	$498,380	$334,161	$1,380,324	$608,328
Cost of revenue	226,452	168,211	558,298	246,862
Gross profit	271,928	165,950	822,026	361,466

Operating expenses
Compensation expense	665,894	127,932	2,568,795	1,794,304
General and administration expense	1,407,770	427,171	2,507,188	1,143,880
Bad debt expense	22,159	1,921	32,959	17,141
Depreciation and amortization expense	6,781	808	17,954	2,110
Total operating expense	2,102,604	557,832	5,126,896	2,957,435
Loss from operations	(1,830,676)	(391,882)	(4,304,870)	(2,595,969)

Other income (expense)
Foreign currency exchange	(316)	51,006	(22,665)	(15,141)
Other (expense) income	(54)	99,171	16,849	99,171
Change in fair value of derivative instruments	-	(623,321)	-	(2,795,630)
(Loss) Gain on extinguishment of debt	(76,454)	(1,954,383)	902	(2,772,276)
Finance costs	(41,178)	(339,833)	(66,723)	(1,204,251)
Total other expense	(118,002)	(2,767,360)	(71,637)	(6,688,127)
Net loss	$(1,948,678)	$(3,159,242)	$(4,376,507)	$(9,284,096)

Net loss per share
Basic and diluted	$(0.02)	$(0.08)	$(0.04)	$(0.47)

Weighted average number of shares used in computing basic and diluted net income (loss) per share:
Basic and diluted	119,761,619	40,655,321	111,233,810	19,577,948

Other comprehensive income (loss)
Foreign currency translation adjustments	29,181	(52,199)	19,384	45,292

Comprehensive loss	$(1,919,497)	$(3,211,441)	$(4,357,123)	$(9,238,804)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. dollars)

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Obligation to issue warrants	Preferred Stock Amount	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2019	1,146,302	$1,146	$28,097,710	$(69,838)	$7,402,254	$-	$200	$1,372,345	$(45,132,941)	$(8,329,124)

Shares to be issued for cash	191,865	192	99,839	-	-	-	-	-	-	100,031
Shares and warrants issued for services	2,003,000	2,003	781,896	-	-	-	-	-	-	783,899
Shares issued on conversion of debt	52,937,999	52,941	3,524,064	-	-	-	-	-	-	3,577,005
Shares issued for share-settled debt	6,462,244	6,462	129,995	-	77,829	-	-	-	-	214,286
Preferred shares issued for services	-	-	-	-	-	-	767,040	-	-	767,040
Issuance of shares to be issued	9,430,146	9,430	7,392,824	-	(7,402,254)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	45,292	(9,284,096)	(9,238,804)
Balance, September 30, 2020	72,171,556	$72,174	$40,026,328	$(69,838)	$77,829	$-	$767,240	$1,417,637	$(54,417,037)	$(12,125,667)

Balance, December 31, 2020	95,765,736	$94,018	$43,299,937	$(69,838)	$1,436,044	$163,998	$2,084,680	$1,252,082	$(51,310,040)	$(3,049,119)

Shares issued for debt settlement	8,853,975	8,854	1,618,425	-	(1,436,044)	-	-	-	-	191,235
Shares and warrants issued for services	2,430,000	2,430	1,805,704	-	-	(25,932)	-	-	-	1,782,202
Cancellation of shares due to duplicate issuance	(1,751,288)	-	-	-	-	-	-	-	-	-
Preferred shares issued for services	-	-	-	-	-	-	849,600	-	-	849,600
Shares issued on conversion of preferred shares	16,346,763	16,348	3,221,066	-	-	-	(1,638,920)	-	-	1,598,494
Share issuance costs	-	-	(2,000)	-	-	-	-	-	-	(2,000)
Net loss for the period	-	-	-	-	-	-	-	19,384	(4,376,507)	(4,357,123)
Balance, September 30, 2021	121,645,186	$121,650	$49,943,132	$(69,838)	$-	$138,066	$1,295,360	$1,271,466	$(55,686,547)	$(2,986,711)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021, AND 2020

(Expressed in U.S. Dollars)

(UNAUDITED)

	September 30, 2021	September 30, 2020

Net loss	$(4,376,507)	$(9,284,096)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,954	2,110
Accretion of discounts on debt	28,763	792,378
Bad debt expense	32,959	17,141
Change in fair value of derivative liabilities	-	2,795,630
Change in inventory allowance	-	27,478
Preferred shares issued for services	849,600	-
Shares and warrants issued for services	1,782,202	1,550,939
(Gain) Loss on extinguishment of debt	(902)	2,772,276
Unrealized foreign exchange (gain) loss	(1,509)	27,740

Changes in non-cash working capital:
Trade receivables, net	(169,705)	(79,200)
Inventories	(392,837)	(63,708)
Prepaid expense and deposits	(506,580)	(2,586)
Lease receivable	(555,563)	-
Trade payables and accruals	(683,954)	697,685
Deferred revenue	128,588	65,103
Operating lease liabilities	75,340	12,014
Net cash used in operating activities	(3,772,151)	(669,096)

Cash flows from investing activities
Purchase of equipment	(25,344)	(2,233)
Net cash used in investing activities	(25,344)	(2,233)

Cash flows from financing activities
Proceeds from issuing shares	-	100,031
Proceeds from issuing preferred shares	2,109,934	-
Proceeds from notes payable	2,000,000	922,845
Debt issue costs	(102,500)	-
Repayment on lease liabilities	(94,509)	-
Payments on notes payable	(193,889)	(305,526)
Net cash provided by financing activities	3,719,036	717,350

Effect of exchange rate changes on cash	24,089	(9,178)

Net increase (decrease) in cash	(54,370)	36,843
Cash at beginning of period	1,372,016	25,494

Cash at the end of the period	$1,317,646	$62,337

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

On August 12, 2021, the Company incorporated Imperium Motor of Canada Corporation (“Imperium Canada”), under the laws of British Columbia, Canada, for which it subscribed to all authorized capital stock, 100 shares of Class A Voting Participating common shares, at a price of $0.10 per share. Imperium Canada is a wholly owned subsidiary of the Company.

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

As of September 30, 2021, the Company had working capital deficit of $687,983 and had an accumulated deficit of $55,686,547 since inception. Furthermore, the Company incurred a net loss of $4,376,507 and used $3,772,151 of cash flows for operating activities during the nine months ended September 30, 2021. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q.

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2020. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Principles of Consolidation

The interim condensed consolidated financial statements include the accounts of DSG Global Inc. and its wholly owned subsidiaries Vantage Tag Systems Inc., DSG Tag Systems Inc., Imperium Motor Corp., Imperium Motor Company of Canada Corporation, and DSG UK, collectively referred to as the “Company”. All intercompany accounts, transactions and profits were eliminated in the consolidated financial statements.

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

Note 4 – TRADE RECEIVABLES, NET

As of September 30, 2021, and December 31, 2020, trade receivables consist of the following:

	September 30, 2021	December 31, 2020
Accounts receivable	$183,094	$44,296
Allowance for doubtful accounts	(17,888)	(16,422)
Total trade receivables, net	$165,206	$27,874

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

Note 5 – FIXED ASSETS AND EQUIPMENT ON LEASE

As of September 30, 2021, and December 31, 2020, fixed assets consisted of the following:

	September 30, 2021	December 31, 2020
Machinery and equipment	$5,040	$-
Furniture and equipment	2,349	2,342
Computer equipment	40,506	28,804
Vehicles	28,345	19,619
Right-of-use assets	312,404	302,477
Accumulated depreciation	(187,063)	(84,261)
	$201,581	$268,981

As of September 30, 2021, and December 31, 2020, equipment on lease to customers consisted of the following:

	September 30, 2021	December 31, 2020
Tags	$129,873	$129,533
Text	28,705	28,629
Infinity/Touch	23,777	23,716
Accumulated depreciation	(182,355)	(181,382)
	$-	$496

For the three and nine months ended September 30, 2021, total depreciation expense for fixed assets, excluding right-of-use assets was $6,781 and $17,954, respectively (2020 - $808 and $2,110, respectively) and is included in depreciation and amortization expense. For the three and nine months ended September 30, 2021, total depreciation for right-of-use assets was $29,871 and $86,422, respectively (2020 - $19,052 and $42,397, respectively) and is included in general and administration expense as operating lease expense.

Note 6 – INTANGIBLE ASSETS

As of September 30, 2021, and December 31, 2020, intangible assets consist of the following:

	September 30, 2021	December 31, 2020
Intangible asset – Patent	$22,353	$22,353
Accumulated depreciation	(10,442)	(9,520)
	$11,911	$12,833

The estimated useful life of the patent is 20 years. Patents are amortized on a straight-line basis. For the three and nine months ended September 30, 2021, total amortization expense was $307 and $922 respectively (2020 - $307 and $921 respectively).

Note 7 – TRADE AND OTHER PAYABLES

As of September 30, 2021, and December 31, 2020, trade and other payables consist of the following:

	September 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$805,213	$1,519,379
Accrued interest	106,613	148,682
Other liabilities	1,954	118,252
Total payables	$913,780	$1,786,313

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

Note 8 – LOANS PAYABLE

As of September 30, 2021, and December 31, 2020, loans payable consisted of the following:

	September 30, 2021	December 31, 2020
Unsecured loan payable in the amount of CDN$40,000, due on or before December 31, 2025(a)	$31,490	$31,350
Unsecured loan payable in the amount of CDN$40,000, due on or before December 31, 2025(b)	31,490	31,350
Unsecured loan payable, due on May 21, 2022, interest at 1% per annum(c)	30,065	30,115
Secured loan payable, due on June 5, 2050, interest at 3.75% per annum(d)	150,000	150,000
Unsecured loan payable, due on June 20, 2022, interest at 9% per annum(e)	1,926,263	-
	2,169,308	242,815
Current portion	(1,956,328)	(9,981)
Loans payable	$212,980	$232,834

(a)	On April 17, 2020, the Company received a loan in the principal amount of $31,490 (CDN$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(b)	On April 21, 2020, the Company received a loan in the principal amount of $31,490 (CDN$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(c)	On May 21, 2020, the Company received a loan in the principal amount of $30,065 under the Paycheck Protection Program. The loan bears interest at 1% per annum and is due on May 21, 2022 with payments deferred for the first six months of the term.

(d)	On June 5, 2020, the Company received a loan in the principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan. The payments are applied against any accrued interest before principal amounts are repaid. During the nine months ended September 30, 2021, the Company made a payment of $1,000 which was applied towards accrued interest included in trade and other payables.

(e)	On September 13, 2021, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company received cash proceeds of $2,000,000 on September 13, 2021 in exchange for the issuance of an unsecured convertible promissory note in the principal amount of $2,400,000, which was inclusive of a $400,000 original issue discount and bears interest at 9% per annum to the holder and matures June 20, 2022. If the convertible note is not paid in full before December 12, 2021, an additional $100,000 of guaranteed interest will be added to the note. An additional $100,000 of guaranteed interest will be added to the note on the 12th day of each succeeding month during which any portion of the convertible note remains unpaid. Any principal or interest on the convertible note that is not paid when due or during any period of default bears interest at 24% per annum.

In the event of a default, the note is convertible at the price that is equal to a 40% discount to the lowest trading price of the Company’s common shares during the 30 day trading period prior to the conversion date.

As at September 30, 2021, the carrying value of the convertible promissory note was $1,926,263 (December 31, 2020 - $Nil).

Note 9 – CONVERTIBLE NOTES

As of September 30, 2021, and December 31, 2020, convertible loans payable consisted of the following:

Third Party Convertible Notes Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a former director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at September 30, 2021, the carrying value of the convertible promissory note was $310,000 (December 31, 2020 - $310,000).

(b)	On November 7, 2016, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company was provided with proceeds of $125,000 on November 10, 2016 in exchange for the issuance of a secured convertible promissory note in the principal amount of $138,889, which was inclusive of an 8% original issue discount and bears interest at 8% per annum to the holder. The convertible promissory note matures nine months from the date of issuance and is convertible at the option of the holder into our common shares at a price per share that is the lower of $480 or the closing price of the Company’s common stock on the conversion date. In addition, under the same terms, the Company also issued a secured convertible note of $50,000 in consideration for proceeds of $10,000 and another secured convertible note of $75,000 in consideration for proceeds of $10,000. Under the agreements, the Company has the right to redeem $62,500 and $40,000 of the notes for consideration of $1 each at any time prior to the maturity date in the event that the convertible promissory note is exchanged or converted into a revolving credit facility with the lender, whereupon the two $10,000 convertible note balances shall be rolled into such credit facility.

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

As of September 30, 2021, the carrying value of the note was $Nil (December 31, 2020 - $193,841).

(c)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. As at September 30, 2021, the carrying value of the note was $9,439 (December 31, 2020 - $9,487), relating to an outstanding penalty.

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

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

During the nine months ended September 30, 2021, the Company recognized lease receivables of $720,285 to reflect lease payments expected to be received over the term of the agreements and derecognized $306,735 in inventory related to the underlying assets.

Lease receivable	September 30, 2021	December 31, 2020
Balance, beginning of the period	$42,856	$-
Additions	720,285	45,856
Transfer to third party	(120,231)	-
Interest on lease receivables	9,036	-
Receipt of payments	(53,415)	(3,000)
Balance, end of the period	598,531	42,856
Current portion of lease receivables	(86,386)	(4,297)
Long term potion of lease receivables	$512,145	$38,559

Lessee

The Company leases certain assets under lease agreements.

On October 1, 2019, the Company entered into a 5-year lease agreement for a photocopier (the “Copier Lease”). Upon recognition of the lease, the Company recognized right-of-use assets of $8,683 and lease liabilities of $8,683. As of September 30, 2021, the Copier Lease had a remaining term of 3years.

On July 10, 2020, the Company entered into a lease agreement for retail, showroom and warehouse space in Fairfield, CA (the “Fairfield Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $164,114 and lease liabilities of $156,364. The difference between the recorded operating lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $7,750. The lease included a rent-free period with rent payments commencing on October 1, 2020. The Fairfield Lease also included a refundable security deposit of $7,750 which is included in prepaid expenses and deposits at September 30, 2021. As of September 30, 2021, Fairfield Lease had a remaining term of 0.92 years.

On July 14, 2020, the Company entered into a lease agreement for office space in Surrey, BC (the “Croydon Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $133,825 (CDN$175,843) and lease liabilities of $125,014 (CDN$163,895). The difference between the recorded operating lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $8,811 (CDN$11,948). The lease included a rent-free period with rent payments commencing on September 1, 2020. As of September 30, 2021, the Croydon Lease had a remaining term of 1.83 years.

On April 1, 2021, the Company entered into a lease agreement for a credit card processing machine (the “FD 150 Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $1,018 and lease liabilities of $1,018. As of September 30, 2021, the FD 150 Lease had a remaining term of 2.58 years.

On June 2, 2021, the Company entered into a lease agreement for a trailer (the “Trailer Lease”). Upon recognition of the lease, the Company recognized right-of-use assets of $8,886 (CDN$11,016) and lease liabilities of $8,886 (CDN$11,016). As of September 30, 2021, the Trailer Lease had a remaining term of 3.67 years.

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

Right-of-use assets have been included within fixed assets, net and lease liabilities have been included in operating lease liability on the Company’s consolidated balance sheet.

Right-of-use assets	September 30, 2021	December 31, 2020
Cost	$312,404	$302,477
Accumulated depreciation	(139,278)	(53,158)
Total right-of-use assets	$173,126	$249,319

Lease liability	September 30, 2021	December 31, 2020
Current portion	$123,688	$125,864
Long-term portion	58,010	150,877
Total lease liability	$181,698	$276,741

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of September 30, 2021, for the next three years are as follows:

Lease commitments and lease liability	September 30, 2021
Remainder of 2021	$26,940
2022	127,855
2023	40,288
2024	4,578
2025	1,141
Total future minimum lease payments	200,802
Discount	(19,104)
Total	181,698

Current portion of operating lease liabilities	(123,688)
Long-term portion of operating lease liabilities	$58,010

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

Mezzanine Preferred Equity Transactions

During the nine months ended September 30, 2021:

●	1,512 Series C Preferred Shares were converted into common shares, see note 13.

●	On November 6, 2020, the Company received gross proceeds of $300,000 for 300 Series C Preferred Shares in lieu of the Second Closing for the Series C SPA. The shares were included in preferred shares to be issued at December 31, 2020. The preferred shares were issued during the nine months ended September 30, 2021.

●	On December 7, 2020, the Company received gross proceeds of $200,000 for 200 Series C Preferred Shares in lieu of the Second Closing for the Series C SPA. The shares are included in preferred shares to be issued as at December 31, 2020. The preferred shares were issued during the nine months ended September 30, 2021.

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

●	On December 23, 2020, the Company entered into a Securities Purchase Agreement (the “Series F SPA”) whereby the Company agreed to sell and the Purchaser agrees to purchase, in a series of closings (the “Closings”) of at least 1,000 Series F preferred shares at a price of $1,000 per share. The First and Second Closings, will each be for 1,500 Preferred Shares at a purchase price of $1,500,000, the Second Closing which will follow the filing of the Registration Statement. Any Additional Closings will be for the purchase of at least 1,000 Series F preferred shares, every thirty calendar days, and shall follow the Registration Statement being declared effective. The Company granted 3,000,000 warrants, with a relative fair value of $768,008, concurrently with the execution of the Series F SPA and First Closing. The First Closing shares were included in preferred shares to be issued at December 31, 2020 with a relative fair value of $731,992.

On February 4, 2021, the Company issued 1,500 Series F preferred shares pursuant to the First Closing of the Series F SPA with a relative fair value of $731,992. Additionally, the Company issued 1,500 Series F preferred shares pursuant to the Second Closing of the Series F SPA for gross proceeds for $1,500,000.

●	On June 10, 2021, pursuant to the Series F SPA, the Company received $350,000 for the subscription of an additional 350 Series F preferred shares to be issued.

●	On July 20, 2021, pursuant to another Securities Purchase Agreement (the “July Series F SPA”), the Company received $400,000 for the subscription of 400 Series F preferred shares with a relative fair value of $261,934 and 1,180,000 warrants with a relative fair value of $138,066 valued on the agreement date which are recorded as obligation to issue shares and warrants respectively at September 30, 2021, see note 13.

●	275 Series F Preferred Shares were converted into common shares, see note 13.

During the year ended December 31, 2020:

●	On September 30, 2020, the Company entered into an Exchange Agreement to settle outstanding convertible debt and accrued interest in exchange for 2,347 shares of Series C preferred shares with an aggregate carrying amount of $2,348,208. The shares were issued October 14, 2020.

●	On September 30, 2020, the Company entered into a Securities Purchase Agreement (the “Series C SPA”) whereby the Company agrees to sell and the Purchaser agrees to purchase, in a series of closings (the “Closings”), up to 200 shares of Series C preferred shares at a price of $1,000 per share. At the First Closing, the Company agrees to issue 250 shares of Series C preferred shares, representing 200 Purchased Shares and 50 Commitment Shares. On October 14, 2020, the Company issued 250 Series C shares for gross proceeds of $200,000 in full satisfaction of the First Closing.

●	1,573 Series C Preferred Shares were converted into common shares.

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

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

Preferred Stock Transactions

During the nine months ended September 30, 2021:

●	On October 26, 2020, the Company agreed to issue Series B preferred shares that are convertible into 1,000,000 common shares and 1,000,000 warrants for investor relations services. The preferred shares were valued at $1,340,000 based on the fair value of the underlying common stock and included in preferred shares to be issued at December 31, 2020. On February 17, 2021, the Company issued 100 shares of Series B preferred shares and 1,000,000 warrants, see note 13. 1 Series B preferred share is convertible into 100,000 shares of common stock and 10 shares of Series B preferred shares should have been issued. On May 26, 2021, 50 shares of Series B preferred shares, instead of 5 shares of Series B preferred shares, were converted into 500,000 shares of common stock with a fair value of $670,000. On September 16, 2021, the Company cancelled 45 shares of Series B preferred shares and 5 shares of Series B preferred shares were converted into 500,000 shares of common stock with a fair value of $670,000.

●	On March 4, 2021, the Company issued an aggregate of 16 shares of Series B preferred shares to the Company’s board of directors for past services. These preferred shares were valued at $849,600 based on the fair value of the underlying common stock.

●	108 Series B preferred shares were converted into common shares, see note 13.

During the year ended December 31, 2020:

●	On May 21, 2020, the Company issued an aggregate of 136 shares of Series B preferred shares to various parties for past services to the Company, which included 122 issued to related parties and 2 issued to a former director of the Company. These preferred shares were valued at $767,040, based on the fair value of the underlying common stock, discounted for the six months hold period before the preferred shares can be converted. The issuance is recorded under compensation expense.

●	On December 11, 2020, 4 Series B preferred shares were converted into common shares.

Note 13 – COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

Authorized

350,000,000 common shares, authorized, each having a par value of $0.001 per share.

Common Stock Transactions

During the nine months ended September 30, 2021:

●	The Company issued an aggregate of 8,138,975 shares of common stock to satisfy shares to be issued at December 31, 2020 for debt settlement.

●	The Company issued 715,000 shares of common stock with a fair value of $191,235 pursuant to a legal settlement, see note 16.

●	The Company issued 2,430,000 shares of common stock with a fair value of $565,250 for consulting services.

●	The Company issued 16,346,763 shares of common stock with a fair value of $3,237,414 and share issue costs of $2,000 for conversion of 108 Series B Preferred Shares with a fair value of $1,638,920, conversion of 1,512 Series C Preferred Shares with a fair value of $1,462,296, and conversion of 275 Series F Preferred Shares with a fair value of $134,198.

●	The Company cancelled 1,751,288 shares of common stock which were returned to treasury due to a duplicated issuance for share settled debt during the year ended December 31, 2020.

During the year ended December 31, 2020:

●	The Company issued an aggregate of 191,865 shares of common stock for cash proceeds of $100,031.

●	The Company issued an aggregate of 4,303,000 shares of common stock with a fair value of $1,360,784 in exchange for services.

●	The Company issued an aggregate of 16,880,146 shares of common stock with a fair value of $7,521,454 to satisfy shares to be issued.

●	The Company issued 2,363,532 shares of common stock with a fair value of $214,286 for share-settled debt.

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

DSG GLOBAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(UNAUDITED)

Warrants

During the nine months ended September 30, 2021:

●	The Company granted 1,000,000 warrants with a contractual life of three years and exercise price of $0.25 per share pursuant to an investor relations agreement dated October 26, 2020. The warrants were valued at $163,998.

●	The Company granted 500,000 warrants with a contractual life of four years and exercise price of $1.00 per share. The warrants were valued at $668,461.

●	The Company granted 2,000,000 warrants with a contractual life of five years and exercise price of $0.35 per share. The warrants were valued at $410,425.

●	On July 20, 2021, pursuant to the July Series F SPA, the Company is to issue 1,180,000 warrants with a relative fair value of $138,066 valued on the agreement date, see note 11. The warrants have a contractual life of 5 years and exercise price of $0.30 per share. As at September 30, 2021, these warrants have not been issued.

The fair values of the warrants were calculated using the following assumptions for the Black Sholes Option Pricing Model:

September 30, 2021
Risk-free interest rate	0.18 – 0.82%
Expected life	3.29 – 5.11 years
Expected dividend rate	0%
Expected volatility	285.40 – 300.18%

The continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding at year December 31, 2020	12,939,813	$0.60
Granted	3,500,000	0.41
Outstanding as of September 30, 2021	16,439,813	$0.56

As of September 30, 2021, the weighted average remaining contractual life of warrants outstanding was 2.78 years with an intrinsic value of $68,937.

Note 14 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2021 the Company incurred $387,052 (2020 - $100,000) in salaries which includes a bonus of $132,120 and $60,000 (2020 - $nil) in fees to the President, CEO, and CFO of the Company. The Company also repaid $317,997 of management fees and salaries previously owing to the President, CEO, and CFO of the Company as of December 31, 2020. As at September 30, 2021, the Company owed $Nil (December 31, 2020 - $317,997) to the President, CEO, and CFO of the Company for management fees and salaries. Amounts owed and owing are unsecured, non-interest bearing, and due on demand.

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

Note 16 – CONTINGENCIES

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at September 30, 2021, included in trade and other payables is $41,353 (December 31, 2020 - $47,023) related to this unpaid invoice, interest and legal fees.

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contract damages, and legal fees incurred by Coastal with respect to the lawsuit. On June 13, 2017, Coastal filed a complaint and motion for a preliminary injunction seeking conversion of the principal amount of a note issued by it to the Company into common stock of the Company. The Court issued an Order to Show Cause as to why a preliminary injunction should not be issued on June 27, 2017, and the Company opposed Coastal’s motion. A hearing on the motion for preliminary injunction was held on July 26, 2017. For the following reasons, the Court denied Coastal’s motion for a preliminary injunction. The Company also filed a cross motion to dismiss on the grounds that the $72,500 Note violates New York’s criminal usury law. The Court did not address this motion at that time and has set a separate briefing schedule. On December 31, 2020, the Company entered into a Settlement Agreement with Coastal for full and final satisfaction of its claims and all outstanding principal debt and accrued interest for $250,000 paid in cash and 200,000 shares of common stock fair valued at $268,000. As at December 31, 2020, $250,000 was included in loans and accrued interest and $268,000 was included in shares to be issued in relation to the settlement. During the nine months ended September 30, 2021, the Company paid $250,000 and issued 200,000 common shares with a fair value of $268,000 in full and final satisfaction of the agreement.

On October 10, 2017, a vendor filed a complaint for Breach of Contract with Superior Court of the State of California. The Complainant is alleging that it is contractually owed 1,848,130 shares of the Company’s common stock and is seeking damages of $270,000. In addition, a related vendor filed a complaint in the same filing for $72,000 as part of a consulting agreement the Company executed. As at December 31, 2020, a contingent liability of $115,000 was included in accrued liabilities for the expected financial impact of the settlement. During the nine months ended September 30, 2021, the Company issued 715,000 shares of restricted common stock pursuant to the settlement with a fair value of $191,235 which resulted in a loss on settlement of $76,235. On October 12, 2021, a Request for Dismissal was filed to the court and the claim was dismissed.

Note 17 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine-months ended
	September 30, 2021	September 30, 2020

Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$57,111	$2,676

Non-cash investing and financing transactions:
Shares issued for convertible notes payable and accrued interest	$-	$3,577,005
Shares issued for debt settlement	$191,235	$214,286
Initial recognition of lease assets	$9,904	$-
Shares issued on conversion of preferred shares	$3,235,414	$-

Note 18 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to the period ended for transactions and other events that may require adjustment of and/or disclosure in such interim condensed consolidated financial statements.

Subsequent to September 30, 2021:

●	The Company issued 1,700,000 shares of common stock to a related party for conversion of 17 Series B Preferred Shares with a fair value of $95,880.

●	The Company issued 2,015,194 shares of common stock for conversion of 210 Series F Preferred Shares with a fair value of $252,000.

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

In particular, without limiting the generality of the foregoing disclosure, the forward-looking statements contained in this Quarterly Report on Form 10-Q and which are inherently subject to a variety of risks and uncertainties that could cause actual results, performance or achievements to differ significantly include but are not limited to:

●	our ability to successfully homologate our electric vehicles offerings;
●	anticipated timelines for product deliveries;
●	the production capacity of our manufacturing partners and suppliers;
●	the stability, availability and cost of international shipping services;
●	our ability to establish and maintain dealership network for our electric vehicles;
●	our ability to attract and retain customers;
●	the availability of adequate manufacturing facilities for our PACER golf carts;
●	the consistency of current labor and material costs;
●	the availability of current government economic incentives for electric vehicles;
●	the expansion of our business in our core golf market as well as in new markets like electric vehicles, commercial fleet management and agriculture;
●	the stability of general economic and business conditions, including changes in interest rates;
●	the Company’s ability to obtain financing to execute our business plans, as and when required and on reasonable terms;
●	our ability to accurately assess and respond to market demand in the electric vehicle and golf industries;
●	our ability to compete effectively in our chosen markets;
●	consumer willingness to accept and adopt the use of our products;
●	the anticipated reliability and performance of our product offerings;
●	our ability to attract and retain qualified employees and key personnel;
●	our ability to maintain, protect and enhance our intellectual property;
●	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company.
●	the ability of our Chairman, President and Chief Executive Officer to control a significant number of shares of our voting capital;
●	the impact of the COVID-19 pandemic on capital markets;
●	frustration or cancellation of key contracts;
●	short selling activities;
●	our ability to complete an offering of our common stock and warrants pursuant to the Registration Statement on Form S-1 filed by with the Securities and Exchange Commission on April 21, 2021 (the “Offering”) and the concurrent listing of our common stock and of the warrants on the Nasdaq Capital Market.
●	the immediate and substantial dilution of the net tangible book value of our common stock by the Offering;
●	our ability to meet the initial or continuing listing requirements of the Nasdaq Capital Market; and
●	our intention to effect a reverse stock split of our outstanding common stock immediately following the effective date of the Offering but prior to the closing of the Offering.

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

Following the initial closing of the share exchange agreement and through October 22, 2015, we acquired an additional 101,200 shares of common stock of VTS from shareholders who became parties to the share exchange agreement and issued to these shareholders an aggregate of 18,422 pre-reverse split shares of our common stock. Following completion of these additional purchases, DSG Global Inc. owns approximately 100% of the issued and outstanding shares of common stock of VTS. An aggregate of 4,229,384 shares of Series A Convertible Preferred Stock of VTS were exchanged for 51 Series B and 3,000,000 Series E preferred shares during the year ended December 31, 2018 by Westergaard Holdings Ltd., an affiliate of Keith Westergaard, a previous member of our board of directors which have not been issued as of September 30, 2021.

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

Imperium Motor Corp. was incorporated under the laws of the State of Nevada on September 15, 2020. Imperium Motor of Canada Corporation was incorporated under the laws of British Columbia, Canada, on August 12, 2021.

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

On September 13, 2021, the Company entered into a securities purchase agreement with a third party. Pursuant to the agreement, the Company received cash proceeds of $2,000,000 on September 13, 2021 in exchange for the issuance of an unsecured convertible promissory note in the principal amount of $2,400,000, which was inclusive of a $400,000 original issue discount and bears interest at 9% per annum to the holder. If the convertible note is not paid in full before December 12, 2021, an additional $100,000 of guaranteed interest will be added to the note. An additional $100,000 of guaranteed interest will be added to the note on the 12th day of each succeeding month during which any portion of the convertible note remains unpaid. Any principal or interest on the convertible note that is not paid when due or during any period of default bears interest at 24% per annum.

In the event of a default, the note is convertible at the price that is equal to a 40% discount to the lowest trading price of the Company’s common shares during the 30 day trading period prior to the conversion date.

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

Employees

As of the date of this quarterly report we have thirty full-time employees in general and administrative, operations, engineering, research and development, business development, sales and marketing, and finance. We also engage independent contractors and consultants from time to time on an as-needed basis to supplement our core staff.

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

Results of Operations

The following table summarizes key items of comparison and their related increase (decrease) for the nine months ended September 30, 2021, and 2020:

	Three months ended		Increase (Decrease)	Nine months ended		Increase (Decrease)
	30-Sep-21	30-Sep-20	2021 – 2020	30-Sep-21	30-Sep-20	2021 – 2020
	($)	($)	(%)	($)	($)	(%)
Revenues	$498,380	334,161	49.1	$1,380,324	$608,328	126.9
Cost of revenue	226,452	168,211	34.6	558,298	246,826	126.2
Gross profit	271,928	165,950	63.9	822,026	361,466	127.4

Operating expenses:
Compensation expense	665,894	127,932	420.5	2,568,795	1,794,304	43.2
General and administrative expense	1,407,770	427,171	229.6	2,507,188	1,143,880	119.2
Bad debt expense	22,159	1,921	1,053.5	32,959	17,141	92.3
Depreciation and amortization expense	6,781	808	739.2	17,954	2,110	750.9
Total operating expenses	2,102,604	557,832	276.9	5,126,896	2,957,435	73.4
Loss from operations	(1,830,676)	(391,882)	367.1	(4,304,870)	(2,595,969)	65.8

Other income (expense)
Foreign currency exchange	(316)	51,006	(100.6)	(22,665)	(15,141)	49.7
Other income	(54)	99,171	(100.1)	16,849	99,171	(83.0)
Change in fair value of derivative instruments	-	(623,321)	(100.0)	-	(2,795,630)	(100.0)
Gain (Loss) on extinguishment of debt	(76,454)	(1,954,383)	(96.1)	902	(2,772,276)	(100.0)
Finance costs	(41,178)	(339,833)	(87.9)	(66,723)	(1,204,251)	(94.5)
Total other expense	(118,002)	(2,767,360)	(95.7)	(71,637)	(6,688,127)	(98.9)

Net loss	$(1,948,678)	(3,159,242)	(38.3)	$(4,376,507)	(9,284,096)	(52.9)

As of September 30, 2021, the Company had signed contracts totaling over $2.5 million in gross sales, inclusive of recurring revenue. Due to delays related to manufacturing and shipping, fulfilment was not yet satisfied and only $1,380,324 was recognizable as a revenue stream for the nine months ended September 30, 2021. As product becomes available, DSG expects to satisfy its performance obligations on the remaining contracts during the fourth quarter of fiscal 2021.

Comparison of the nine months ended September 30, 2021, and 2020:

Revenue

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

Revenue	$498,380	$334,161	49.1	$1,380,324	$608,328	126.9

Revenue increased by $164,219 or 49.1% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Revenue increased by $771,996 or 126.9%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

Sales increased for the three and nine months ended, year over year, as a result of the Company’s new Infinity product release. The Company also began financing its own sales in-house.

Cost of Revenue

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

Cost of revenue	$226,452	$168,211	34.6	$558,298	$246,862	126.2

Cost of revenue increased by $58,241 or 34.6% and $311,436 or 126.2% for the three and nine months ended September 30, 2021 respectively. The table below outlines the differences in detail:

	For the Three Months Ended
	September 30, 2021	September 30, 2020	Difference	% Difference
Cost of goods	$193,970	$142,517	$51,453	36.1
Mapping & freight costs	10,645	7,929	2,716	34.3
Wireless fees	21,837	17,765	4,072	22.9
	$226,452	$168,211	$58,241	34.6

Cost of sales increased by 34.6% for the three months ended, which is consistent with increase in revenue of 34.6%.

Cost of revenue increased by $311,436, or 126.2%, for the nine months ended September 30, 2021 as compared to the three months September 30, 2020. The table below outlines the differences in detail:

	For the Nine Months Ended
	September 30, 2021	September 30, 2020	Difference	% Difference
Cost of goods	$482,939	$176,265	$306,674	174.0
Mapping & freight costs	21,353	25,304	(3,951)	(15.6)
Wireless fees	54,006	45,293	8,713	19.2
	$558,298	$246,862	$311,436	126.2

Cost of sales increased for the nine months ended, year over year, primarily due to increase in sales. The Company also completed more financing sales which resulted in an increase in cost of goods.

Compensation Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

Compensation expense	$665,894	$127,932	420.5	$2,568,795	$1,794,304	43.2

Compensation expense increased by $537,962, or 420.5%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily as a result of more non-cash shares and warrants issued for consulting services during the comparative period. Compensation expense increased by $774,491, or 43.2%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily as a result of non-cash preferred shares issued for consulting services to the Company’s directors during the period.

General and Administration Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

General & administration expense	$1,407,770	$427,171	229.6	$2,507,188	$1,143,880	119.2

General & administration expense increased by $980,599 or 229.6% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The table below outlines the differences in detail:

	For the Three Months Ended
	September 30, 2021	September 30, 2020	Difference	% Difference
Accounting & legal	$62,768	$90,042	$(27,274)	(30.3)
Marketing & advertising	53,808	40,068	13,740	34.3
Subcontractor & commissions	927,586	102,178	825,408	807.8
Hardware	3,661	59,277	(55,616)	(93.8)
Office expense, rent, software, bank & credit card charges, telephone & meals (“Other”)	359,947	135,606	224,341	165.4
	$1,407,770	$427,171	$980,599	229.6

The overall increase in general and admin expenses was primarily due to increases in subcontractor & commissions and other expenses, which is consistent with increase in sales.

General & administration expense increased by $1,363,308 or 119.2% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The table below outlines the differences in detail:

	For the Nine Months Ended
	September 30, 2021	September 30, 2020	Difference	% Difference
Accounting & legal	$211,376	$222,131	$(10,755)	(4.8)
Marketing & advertising	101,547	215,087	(113,540)	(52.8)
Subcontractor & commissions	1,291,755	272,267	1,019,488	374.4
Hardware	16,920	60,126	(43,206)	(71.9)
Office expense, rent, software, bank & credit card charges, telephone & meals (“Other”)	885,590	374,269	511,321	136.6
	$2,507,188	$1,143,880	$1,363,308	119.2

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

Foreign Currency Exchange

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Foreign currency exchange	$(316)	$51,006	(100.6)	$(22,665)	$(15,141)	(49.7)

For the three months ended September 30, 2021, we recognized a foreign exchange loss of $316 compared to a gain of $51,006 for the three months ended September 30, 2020. For the nine months ended September 30, 2021, we recognized a foreign exchange loss of $22,665 as compared to a loss of $15,141 for the nine months ended September 30, 2020. The changes were due to changes in foreign currency rates on payables, receivables, loans and other foreign balances denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the United States dollar, Canadian dollar, Euro and British pound.

Change in Fair Value of Derivative Instruments

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Change in fair value of derivative instruments	$-	$(623,321)	(100.0)	$-	$(2,795,630)	(100.0)

Derivative loss decreased by $623,321 or 100% and $2,795,630 or 100%, for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 respectively. The Company settled and derecognized its derivative instruments during the year ended December 31, 2020.

Gain (Loss) on extinguishment of debt

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Gain (Loss) on extinguishment of debt	$(76,454)	$(1,954,383)	(96.1)	$902	$(2,772,276)	(100.0)

The Company recorded a loss of $76,454 for the three months ended September 30, 2021 compared to a loss of $1,954,383 for the comparative period. The Company recorded a gain of $902 for the nine months ended September 30, 2021 compared to a loss of $2,772,276 for the nine months ended September 30, 2020. The Company recorded a gain for amounts owing to various vendors as not deemed payable or as settled. Loss was recorded in the comparative period as a result of conversions of convertible debt and accrued interest.

Finance Costs

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Finance costs	($41,178)	($339,833)	(87.9)	($66,723)	($1,204,251)	(94.5)

Finance costs decreased by $298,655 or 87.9%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Finance costs decreased by $1,137,528 or 94.5%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease is as a result of most of convertible debts and notes payables being settled for the year ended December 31, 2020.

Net Loss

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Net loss	($1,948,678)	($3,159,242)	(38.3)	($4,376,507)	($9,284,096)	(52.9)

As a result of the above factors, net loss decreased by $1,210,564 or 38.3% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and decreased by $4,907,589 or 52.9% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Liquidity and Capital Resources

From our incorporation on April 17, 2008 through September 30, 2021, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. As of September 30, 2021, we had $3,806,715 in total liabilities, the majority of which matures within the next twelve months.

We had cash in the amount of $1,317,646 as of September 30, 2021, as compared to $1,372,016 as of December 31, 2020. We had a working capital deficit of $687,982 as of September 30, 2021 compared to working capital deficit of $746,341 as of December 31, 2020.

Liquidity and Financial Condition

Our financial position as of September 30, 2021, and December 31, 2020, and the changes for the periods then ended are as follows:

Working Capital

	September 30, 2021	December 31, 2020
Current assets	$2,847,743	$1,782,693
Current liabilities	$3,535,726	$2,529,034
Working capital	$(687,983)	$(746,341)

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	September 30
	2021	2020
Net cash used in by operating activities	$(3,772,151)	$(669,096)
Net cash used in investing activities	(25,344)	(2,233)
Net cash provided by financing activities	3,719,036	717,350
Effect of exchange rate changes on cash	24,089	(9,178)
Net (decrease) increase in cash	(54,370)	36,843
Cash at beginning of period	1,372,016	25,494
Cash at end of period	$1,317,646	$62,337

Net Cash Used in Operating Activities.

During the nine months ended September 30, 2021, cash used in operations totaled $3,772,151. This reflects the net loss of $4,376,507 adjusted for $604,356 changes in non-cash working capital items and adjustments for non-cash items. Non-cash and working capital adjustments consisted primarily of non-cash change in fair value of preferred shares issued for services of $849,600, non-cash shares and warrants issued for services of $1,782,202, offset by increase in inventory of $392,837, increase in prepaid expense of $506,580, increase in leases receivable of $555,563, and decrease in trade payables and accruals of $683,954.

Net Cash Used in Investing Activities.

The Company purchased a vehicle for $8,675, computer equipment for $11,629, and a machinery equipment for $5,040.

Net Cash Provided by Financing Activities.

Net cash from financing activities during the nine months ended September 30, 2021 totaled $3,719,036, which mainly relates to $2,109,934 received from issuing preferred shares and $1,897,500 received from notes payable partially offset by repayments made of $193,889 on notes payable and $94,509 on lease liabilities.

Outstanding Indebtedness

Our current indebtedness as of September 30, 2021 is comprised of the following:

●	Unsecured, convertible note payable to a former related party with an outstanding principal amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable with an outstanding principal amount of $Nil, and a carrying value of $9,487 relating to an outstanding penalty;

●	Unsecured, promissory note with carrying value of $1,926,263 and outstanding principal amount of $1,897,500, bearing interest at 9% per annum and 24% per annum in default, maturing June 20, 2022. If not repaid by December 12, 2021, an additional $100,000 of guaranteed interest will be added on December 12, 2021 and the 12th day of each succeeding month during which any portion of the convertible note remains unpaid. In the event of a default, the note is convertible at the price that is equal to a 40% discount to the lowest trading price of the Company’s common shares during the 30 day trading period prior to the conversion date;

●	Unsecured loan payable with an outstanding principal amount of $31,490 (CDN$40,000). The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $31,490 (CDN$40,000). The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $30,065. The loan bears interest at 1% per annum and is due on May 21, 2022 with payments deferred for the first six months of the term;

●	Secured loan payable with an outstanding principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan which is applied against any accrued interest first.

Related Party Transactions

During the nine months ended September 30, 2021 the Company incurred $387,052 (2020 - $100,000) in salaries which includes a bonus of $132,120 and $60,000 (2020 - $nil) in fees to the President, CEO, and CFO of the Company. The Company also repaid $317,997 of management fees and salaries previously owing to the President, CEO, and CFO of the Company as of December 31, 2020. As at September 30, 2021, the Company owed $Nil (December 31, 2020 - $317,997) to the President, CEO, and CFO of the Company for management fees and salaries. Amounts owed and owing are unsecured, non-interest bearing, and due on demand.

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

As noted earlier, during the nine months ended September 30, 2021, cash used in operations totaled $3,772,151 and is expected to increase in the future periods as the Company obtains more contract sales. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $20,237,500 that we require for the next 12 months, we had $1,317,646 in cash as of September 30, 2021, and working capital deficit of $687,982. Our principal sources of liquidity are cash generated from product sales, securities purchase agreements and debt financings. As at September 30, 2021, the Company had secured signed contracts of over $2.5 million of which approximately $1.3 million was recognized in the first, second and third quarters of fiscal 2021. The Company expects to satisfy the majority of its performance obligations on the remaining contracts during fiscal 2021 totaling approximately $1.2 million. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

We incurred a comprehensive loss of $6,297,362 and $3,171,164 during the years ended December 31, 2020 and 2019, respectively. During the nine months ended September 30, 2021 we incurred a comprehensive loss of $4,357,123 compared to our comprehensive loss of $9,238,804 for the same period in 2020. We had cash of $1,317,646 as of September 30, 2021 and working capital deficit of $687,981, and we believe that we will need significant additional equity financing to execute our business plan and to continue as a going concern, given that, among other things:

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

To carry out our proposed business plan for the next 12 months, we estimate as of September 30, 2021, that we will need approximately $20 million in addition to cash on hand. If cash on hand, revenue from the sale of our cars, if any, and cash received upon the exercise of outstanding warrants, if any are exercised, are not sufficient to cover our cash requirements, we will need to raise additional funds through the sale of our equity securities, in either private placements or registered offerings and/or shareholder loans. If we are unsuccessful in raising enough funds through such capital-raising efforts we may review other financing possibilities such as bank loans. Financing might not be available to us or, if available, may not be available on terms that are acceptable to us.

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

Robert Silzer, our Chairman and Chief Executive Officer, holds 256,081 shares of our common stock and 150,376 shares of Series A Preferred stock, which are entitled to vote with holders of the common stock as a class at the rate of 665 votes per share of Series A Preferred stock (100,000,040 votes, or approximately 75.0% of votes). In addition, our Directors James Singerling and Stephen Johnston each holds 25,000 shares of Series A Preferred stock (16,625,000 votes, or approximately 12.5% of aggregate votes each). As a result, Mr. Silzer, Singerling and Johnston control 133,250,040 or approximately 100% of shares entitled to vote, and have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company. Accordingly, any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of us and the election of directors. Additionally, this concentration of ownership might harm the market price of our common stock by:

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

21

List of Subsidiaries:

Vantage Tag Systems Inc. (Nevada), DSG Tag Systems Inc. (Nevada), Imperium Motor Corp. (Nevada), Imperium Motor Company of Canada Corporation (Canada), DSG Tag Systems International, Ltd. (UK)

					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Code of Business Conduct and Ethics	X

99.2	Audit Committee Charter	X

99.3	Compensation Committee Charter	X

99.4	Nomination and Governance Committee Charter	X

101*	Interactive Data File

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#*	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2021	/s/ Robert Silzer
Robert Silzer
President, CEO, Secretary, Treasurer, and Director
(Principal Executive Officer)

Date: November 15, 2021	/s/ Zahir Loaiza
Zahir Loaiza
Chief Financial Officer (Acting)
(Principal Financial Officer, Principal Accounting Officer)

