Form 10-K
period 2021-12-31
DSG Global Inc.
filed 2022-04-01
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission file number 000-53988

DSG GLOBAL INC.

(Exact Name of Registrant as Specified in Its charter)

Nevada	26-1134956
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

207 - 15272 Croydon Drive

Surrey, British Columbia, V3Z 0Z5 , Canada

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $21,534,526 based on the closing price on that date. As of March 31, 2022, the registrant had 131,515,955 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2021, the last day of the fiscal year covered by this Annual Report on Form 10-K.

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

DSG Global Inc. is a technology development company based in Surrey, British Columbia, Canada, engaged in the design, manufacture, and marketing of fleet management solutions for the golf industry, as well as commercial, government and military applications. In 2020, we established an electric vehicle marketing and distribution division, Imperium Motor Company, and in 2021 we formed a golf cart division, AC Golf Carts, Inc. with exclusive world-wide rights of Shelby Cobra golf carts. The principal activities of our fleet management and golf division are the development, sale and rental of GPS tracking devices and interfaces for golf vehicles, and related support services. More recently, our subsidiary Vantage Tag (Vantage) expanded from its original purpose of producing and marketing GPS systems, to leading DSG’s golf industry presence by supplying a comprehensive package of electric vehicles, fleet management systems, and back of house support services to the golf industry, and to commercial customers in the last mile delivery, tourism and resort, education, agriculture, and corporate markets. Meanwhile, our electric vehicle division is engaged in the importation, marketing and distribution of a range low-speed and high-speed electric passenger vehicles for commuter, family, commercial, and public use.

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

The TAG system fills a void in the marketplace by offering a modular structure that allows the customer to customize their system to meet desired functionality and budget constraints. In addition to the core TAG system vehicle control functionality, which can operate independently, we offer two golfer information display systems — the alphanumeric INFINITY 10” and high-definition INFINITY XL 12” — providing the operator with two display options which is unique in the industry.

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

Our Business

DSG Global Inc. is a technology development company based in Surrey, British Columbia, Canada, engaged in the design, manufacture, and marketing of fleet management solutions for the golf industry, as well as commercial, government and military applications. In 2020, we established an electric vehicle marketing and distribution division, Imperium Motor Company. The principal activities of our fleet management and golf division are the development, sale and rental of GPS tracking devices and interfaces for golf vehicles, and related support services. More recently, our subsidiary Vantage Tag (Vantage) expanded from its original purpose of producing and marketing GPS to leading DSG’s golf industry presence by supplying a comprehensive package of electric vehicles, fleet management systems, and back of house support services to the golf industry, and to commercial customers in the last mile delivery, tourism and resort, education, agriculture, and corporate markets. Meanwhile, our electric vehicle division is engaged in the importation, marketing and distribution of a range low-speed and high-speed electric passenger vehicles for commuter, family, commercial, and public use.

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

Imperium Motor Company Experience Center

Our Imperium Electric Vehicle Northern California Experience Center is in Fairfield, Solano County, California. Solano County is situated between two of the largest Electric Vehicle markets in California, the San Francisco Bay Area and Greater Sacramento with a combined population of over 10 million people. California is historically the top EV sales volume state with 50% of sales within the United States. The building sits right next to the crossroads of Freeway 80 and Freeway 680 in one of the best economic areas in the nation.

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

The TAG system fills a void in the marketplace by offering a modular structure that allows the customer to customize their system to meet desired functionality and budget constraints. In addition to the core TAG system vehicle control functionality, which can operate independently, we offer 3 information display systems to the golf courses management and golfer — the alphanumeric TEXT and high definition 12” INFINITY XL, 10” INFINITY RM and 10” INFINITY DM— providing the operator with three display options which is unique in the industry. VTS also offers inhouse financing thru purchase or lease.

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

Our most recent Vantage product range includes the Vantage brand Fleet golf cart, and retail golf carts for individual users under the Vantage and Shelby brands. Shelby Golf cart products represent a unique offering within the golf and low speed vehicle industry, emphasizing customization and user brand association. Shelby products will be sold via DSG and a network of licensed Shelby dealers under the AC Golf Carts outlet brand. Those dealers will also act as service agents for both Shelby products and other DSG products in their locality.

In order to successfully deliver products, increase sales, and maintain customer satisfaction, we need to have a reliable supplier of our hardware units and components at competitive prices. Presently, we source our TAG and INFINITY fleet from a North American Fortune 200 company with manufacturing in China and our RAPTORS from a supplier operating in the United Kingdom and Asia. This new relationship that has been established provides us with higher quality, newer technology at a competitive price.

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

The TAG Control Unit

The company’s flagship product is the TAG Control unit. The TAG can operate as a “stand alone” unit or with one of two displays; the INFINITY 10” alphanumeric display or the INFINITY high definition “touch activated” screen. The TAG is GPS enabled and communicates with the TAG software using cellular GSM networks. Utilizing the cellular networks rather than erecting a local Wi-Fi network assures carrier grade uptime, and vehicle tracking “off- property”. GSM is the de facto global standard for mobile communications.

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

INFINITY 10” Display

The INFINITY 10” is paired with the TAG Control unit as DSG’s entry level display system for operators who desire to provide basic hole distance information and messaging to the golf customer. The INFINITY 10” is a very cost-effective solution for operators who desire to give their customers GPS services with the benefits of a Fleet Management back end. The INFINITY 10” can be mounted on the steering column or the dash depending on the customer’s preference.

09:05 PM
SERVICE. ABOVE ALL.
VANTAGE
TAG SYSTEMS
298
288
266
156
38
2
PAR 4
HCP 15
283
YARDS TO CENTER

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

The TAG Turf provides detailed trail history and cutting patterns

Golf Carts

Vantage BayCar

Motor: Industry leading maintenance free 5kw AC. Highly efficient, smooth, high torque motor.

Battery Pack.: Extended range from larger 105ah LITHIUM battery pack.

Battery Charger: Opportunity on board charge anywhere there’s access to regular 110v power outlet.

Braking System: Regenerative engine braking with auto park brake system

Suspension: McPherson Strut front suspension.

Full electrics. LED Headlights, taillights, Sequential turn lights, LCD Screen. 10” Display. Speedo, Battery State of Charge. Trip and Total Milage, Gear selection indicator.

USB outlets. 4 x on-dash USB jacks, 10” Alloy wheels with ProTour or radial tires

Convertible rear seat. Folds out to handy flat bed for groceries, guest luggage or equipment.

Extended canopy to protect rear seat occupants

Warranty. The industry’s most comprehensive 5-year Bumper to bumper warranty

Telemetry. Your service technician has Password protected App connect Bluetooth Smart Phone access to vehicle controller. Change vehicle setting, Diagnostics, fault history and reports.

Telemetry. Password protected App connect Bluetooth access to Lithium Battery Management System.

AC Smart Drive maintenance free motor. Integrated onboard Smart Charger

VantagePro

Motor: Industry leading maintenance free 5kw AC. Highly efficient, smooth, high torque motor.

Battery Pack.: Extended range from larger 105ah LITHIUM battery pack.

Battery Charger: Opportunity on board charge anywhere there’s access to regular 110v power outlet.

GPS Fleet Management System: Level 1 GPS Fleet management included in lease or rental. (Pace of play alerts, Geo Fencing, Security lockdown and more)

Braking System: Regenerative engine braking with auto park brake system

Suspension: Automotive McPherson Strut front suspension. USB outlets. 4 x on-dash USB jacks

Accessories. 2 x sand bottles, Beverage Cool Box, Club and Ball Washer

Warranty. The industry’s most comprehensive 7-year Bumper to bumper warranty

Service & Maintenance. Level 1 on-site service included in lease or rental.

Vantage Tag GPS fleet management system from the world leaders in Golf Cart Fleet Management.

Telemetry. Password protected App connect Bluetooth Smart Phone access to vehicle controller. Change vehicle setting, Diagnostics, fault history and reports.

Telemetry. Password protected App connect Bluetooth access to Lithium Battery Management System. AC Smart Drive maintenance free motor. Integrated onboard Smart Charger.

Vantage Tour

Motor: Industry leading maintenance free 5kw AC. Highly efficient, smooth, high torque motor.

Battery Pack.: Extended range from larger 105ah LITHIUM battery pack.

Battery Charger: Opportunity on board charge anywhere there’s access to regular 110v power outlet.

Braking System: Regenerative engine braking with auto park brake system

Suspension: McPherson Strut front suspension.

Full electrics. LED Headlights, taillights, Sequential turn lights, LCD Screen. 10” Display. Speedo, Battery State of Charge. Trip and Total Milage, Gear selection indicator.

USB outlets. 4 x on-dash USB jacks

10” Alloy wheels with ProTour or radial tires

Warranty. The industry’s most comprehensive 7 year Bumper to bumper warranty

Service & Maintenance. Complimentary first on-site cart service (your home or golf course) Meet your service tech. The comfort of knowing you have professional parts and service support.

Telemetry. Your service technician has Password protected App connect Bluetooth Smart Phone access to vehicle controller. Change vehicle setting, Diagnostics, fault history and reports.

Telemetry. Password protected App connect Bluetooth access to Lithium Battery Management System.

AC Smart Drive maintenance free motor. Integrated onboard Smart Charger

Shelby Golf Cart

Motor: Enormous power from true 6.3kw AC Motor.

Battery Pack. 110ah Lithium Battery pack.

Onboard integrated battery charger.

Electrics. LED Headlights, tail lights, blinkers and turn lights.

USB outlets on dash.

9” Bluetooth Touchscreen. Hands free phone calls, audio and video streaming, backup camera, inbuilt radio

14” alloy wheels with radial

Tires Front trunk.

Distinctive styling and colour options from the Officially Licensed Shelby

GT500 Golf Cart.

Revenue Model

DSG derives revenue from four different sources.

Systems Sales Revenue, which consists of the sales price paid by those customers who purchase our TAG system hardware lease our TAG system hardware.

Monthly Service Fees are paid by all customers for the wireless data fee charges required to operate the GPS tracking on the TAG systems.

Monthly Rental Fees are paid by those customers that rent the TAG system hardware. The amount of a customer’s monthly payment varies based on the type of equipment rented (a TAG, a TAG and INFINITY 10”, or a TAG and INFINITY XL 12”).

Golf Cart Sales Revenue, which consist of the sales price paid by the customers who purchase our Vantage and licensed Shelby golf carts.

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

Competitive Advantages

Pricing

One of the “heroes” of the TAG System is providing the course operator a range of modular fleet management options that are very competitively priced. Pricing options range from the TURF, TAG, Infinity 10”, and Infinity XL 12” System, giving the customer a wide range of pricing options.

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

Product Supply Chain

In order to maintain high product quality and control, and to optimize production costs, the Company is currently procuring all main hardware components offshore. Final assembly is locally performed to ensure product quality. Other key components are also procured directly from local manufacturers or suppliers to keep the price as low as possible.

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

On September 13, 2021, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company received cash proceeds of $2,000,000 on September 13, 2021, in exchange for the issuance of an unsecured promissory note in the principal amount of $2,400,000, which was inclusive of a $400,000 original issue discount and bears interest at 9% per annum to the holder and matures June 20, 2022. If the note is not paid in full before December 12, 2021, an additional $100,000 of guaranteed interest will be added to the note. An additional $100,000 of guaranteed interest will be added to the note on the 12th day of each succeeding month during which any portion of the note remains unpaid. Any principal or interest on the note that is not paid when due or during any period of default bears interest at 24% per annum.

In the event of a default, the note is convertible at the price that is equal to a 40% discount to the lowest trading price of the Company’s common shares during the 30-day trading period prior to the conversion date.

Description of Property

On June 1, 2018, the Company signed a two-year operating lease agreement with the right to renew for an additional two-year term if written notice is provided within 120 days prior to the expiration of the current term. The annual rent for the premises in Canada is approximately CDN$46,552 and commenced on July 1, 2018. This lease expired on May 31, 2020.

On July 14, 2020, the Company entered into a three-year operating lease agreement expiring on July 31, 2023 for office space in Surrey, BC (the “Croyden Lease”) with two rights to renew, each for an additional two-year term, if written notice is provided no later than 9 months prior to the expiration of the current term. The annual base rent for the premises starts at CDN$51,552, with additional rent of CDN$1,551 per month for operating expenses. The lease includes a rent-free period with rent payments commencing on November 1, 2020.

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

For the year ended December 31, 2021, the Company made gross operating lease payments of $144,758 which are included in general and administration expense.

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

Employees

As of March 22, 2022, we have forty full-time employees and contractors in general and administrative, operations, engineering, research and development, business development, sales and marketing, and finance. We also engage independent contractors and consultants from time to time on an as-needed basis to supplement our core staff.

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

Risks Related to Our Business

We have limited cash on hand and we will require a significant amount of capital to carry out our proposed business plan to import, market and sell electric vehicles, to continue to expand our fleet management technology sales and service operations, and to manufacture, market and sell our new line of VANTAGE golf carts. There is no assurance that we will raise sufficient capital to execute our business plan or to continue to fund operations of our Company. There is substantial doubt as to the ability of our Company to continue as a going concern.

We incurred a comprehensive loss of $6,347,178 during the year ended December 31, 2021 ($6,297,362 – December 31, 2020). We had cash of $275,383 as at December 31, 2021, and our working capital deficit was $2,314,163. As at December 31, 2020 we had cash of $25,494 and a working capital deficit of $746,341. We believe that we will need significant additional equity financing to execute our business plan and to continue as a going concern, given that, among other things:

●	we have begun the importation and homologation of our range of electric vehicles, and we expect to incur significant ramp-up in costs and expenses through the establishment and supply of our dealership network and the fulfilment of anticipated product orders;

●	we have endeavoured to manufacture and assemble our new line of Vantage golf carts in North America, and we anticipate significant ramp-up costs and expenses through the establishment of a manufacturing facility;

●	we anticipate that the gross profit generated from the sale of our electric vehicle and golf cart offerings will not be sufficient to cover our operating expenses until we achieve a high volume of sales, and our achieving profitability will depend, in part, on our ability to materially reduce the bill of materials and per unit manufacturing cost of our products; and

●	we do not anticipate that we will be eligible to obtain bank loans, or other forms of debt financing on terms that would be acceptable to us.

We anticipate generating a significant loss for the current fiscal year. The report of independent registered public accounting firm on our audited financial statements includes an explanatory paragraph relating to our ability to continue as a going concern.

We expect significant increases in costs and expenses to forestall profits for the foreseeable future, even if we generate increased revenues in the near term. Our recently introduced and planned products might not become commercially successful. If we are to ever achieve profitability, we must have a successful introduction and acceptance of our electric vehicles and golf carts, which may not occur. We expect that our operating losses will increase substantially in 2022, and thereafter, and we also expect to continue to incur operating losses and to experience negative cash flows for the next several years.

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

There are no assurances that additional financing will be available on favourable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund our capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders and incurring additional indebtedness could involve the imposition of covenants that restrict the Company’s operations.

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

To carry out our proposed business plan for the next 12 months, we estimate that we will need approximately $40 million in addition to cash on hand as of December 31, 2021. If cash on hand, revenue from the sale of our cars, if any, and cash received upon the exercise of outstanding warrants, if any are exercised, are not sufficient to cover our cash requirements, we will need to raise additional funds through the sale of our equity securities, in either private placements or registered offerings and/or shareholder loans. If we are unsuccessful in raising enough funds through such capital-raising efforts we may review other financing possibilities such as bank loans. Financing might not be available to us or, if available, may not be available on terms that are acceptable to us.

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

We may have to engage in common equity, debt or preferred stock financing in the future. Your rights and the value of your investment in our securities could be reduced. Interest on debt securities could increase costs and negatively impacts operating results. Preferred stock could be issued in series from time to time with such designation, rights, preferences and limitations as needed to raise capital. The terms of preferred stock could be more advantageous to those investors than to the holders of common shares. In addition, if we need to raise equity capital from the sale of common shares, institutional or other investors may negotiate terms at least as, and possibly more, favourable than the terms of your investment. Common shares which we sell could be sold into any market which develops, which could adversely affect the market price.

Our future growth depends upon consumers’ willingness to adopt our range of electric vehicles.

Our growth highly depends upon the adoption by consumers of, and we are subject to an elevated risk of, any reduced demand for alternative fuel vehicles in general and electric vehicles in particular. If the market for low speed or for high speed electric vehicles does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and operating results will be negatively impacted. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviours. Factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

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

To sell our electric vehicles and VANTAGE golf carts as envisioned we must enter into certain additional agreements and arrangements that are not currently in place. These include entering into agreements with distributors, arranging for the transportation and storage for our planned electric vehicles, arranging for a facility for the assembly of our electric vehicles, and obtaining battery and other essential supplies in the quantities that we require. If we are unable to enter into such agreements, or are only able to do so on terms that are unfavourable to us, we may not be able to fully carry out our business plans.

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

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We plan to expand our operations in the near future in connection with the planned marketing and sale of our licensed vehicles and our VANTAGE golf carts. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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

Our business may be adversely affected by labour and union activities.

Although none of our employees are currently represented by a labour union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. We will also directly and indirectly depend upon other companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs within our business, or that of our key suppliers, it could delay the manufacture and sale of our electric vehicles and have a material adverse effect on our business, prospects, operating results or financial condition. Additionally, if we expand our business to include full in-house manufacturing of our vehicles, our employees might join or form a labour union and we may be required to become a union signatory.

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

Our common stock is quoted through the OTC Markets, which may have an unfavourable impact on our stock price and liquidity.

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

We may sell securities in the public or private equity markets if and when conditions are favourable, even if we do not have an immediate need for additional capital at that time. Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital. We may issue additional common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to the market price of our common stock. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

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

Provisions in our articles of incorporation and bylaws could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favourable to you, thereby adversely affecting existing shareholders.

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

On September 7, 2016, Chetu Inc. has filed a Complaint for Damage in Florida to recover unpaid invoice amounts of $27,335 plus interest of $4,939. The invoice was not paid due to a dispute that the Company did not think that vendor had delivered the service according to the agreement between the two parties. As at December 31, 2021, included in trade and other payables is $29,329 (December 31, 2020 - $47,023) related to this unpaid invoice, interest and legal fees.

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

OTC Markets Group Inc. OTCQB (1)

Quarter Ended	High $	Low $

December 31, 2021	0.35	0.13
September 30, 2021	0.33	0.13
June 30, 2021	0.48	0.18
March 31, 2021	1.23	0.34
December 31, 2020	1.34	0.11
September 30, 2020	0.18	0.01
June 30, 2020	0.20	0.04
March 31, 2020	1.00	0.07

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders of Record

As of December 31, 2021, there were 99 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during 2021 and 2020.

Recent Sale of Unregistered Securities

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

On July 20, 2021, pursuant to another Securities Purchase Agreement (the “July Series F SPA”), the Company received $400,000 for the subscription of 400 Series F preferred shares with a relative fair value of $138,066 and 1,180,000 warrants with a relative fair value of $261,934 valued on the agreement date which are recorded as obligation to issue shares and obligation to issue warrants  respectively at December 31, 2021, see note 14.

On December 14, 2021, pursuant to a Securities Purchase Agreement (the “December Series F SPA”), the Company received $312,000 for the subscription of 312 Series F preferred shares. $12,000 was incurred as share issuance costs.

On December 31, 2021, pursuant to the December Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares.

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

Business Overview

DSG Global, Inc., under the brand name Vantage Tag Systems Inc. (“VTS”) provides patented electronic tracking systems and fleet management solutions to golf courses and other avenues that allow for remote management of the course’s fleet of golf carts, turf equipment and utility vehicles. Their clients use VTS’s unique technology to significantly reduce operational costs, improve the efficiency plus profitability of their fleet operations, increase safety, and enhance customer satisfaction. VTS has grown to become a leader in the category of Fleet Management in the golf industry, with its technology installed in vehicles worldwide. VTS is now aggressively branching into several new streams of revenue, through programmatic advertising, licensing and distribution, as well as expanding into Commercial Fleet Management, a single rider golf cart and Agricultural applications. Additional information is available at http://vantage-tag.com/

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, and other factors, including the following:

Inventory Sourcing

In order to successfully deliver products, increase sales, and maintain customer satisfaction, we continue to source new, reliable suppliers of our hardware units and components at competitive prices. Presently, we out-source our INFINITY, TAG and Vantage Golf Carts from suppliers in China, which continues to provide us with higher quality, newer technology at competitive pricing.

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

Golf Cart Sales Revenue, which consist of the sales price paid by the customers who purchase our Vantage and licensed Shelby golf carts.

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

Warranty expense (recovery). Our warranty expenses consist primarily of associated material product costs, labour costs for technical support staff, and other associated overhead. Warranty costs are expensed as they are incurred.

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

Results of Operations

The following tables set forth our consolidated results of operations as a percentage of revenue for the periods presented:

	For the year ended
	December 31, 2021	December 31, 2020
Revenue	100.0%	100.0%
Cost of revenue	53.1%	45.5%
Gross profit	46.9%	54.5%
Operating expenses
Compensation expense	144.2%	240.4%
General and administration expense	165.7%	374.4%
Research and development	18.5%	-%
Bad debt	2.4%	1.9%
Depreciation and amortization expense	0.6%	0.8%
Total operating expense	331.4%	617.5%
Loss from operations	(284.5)%	(563.0)%
Other income (expense)
Foreign currency exchange	(2.9)%	2.8%
Change in fair value of derivative instruments	-%	339.2%
Gain (loss) on extinguishment of debt	1.7%	(322.6)%
Finance costs	(20.1)%	(142.3)%
Total other expense	(20.6)%	(123.0)%
Loss before income taxes	(305.1)%	(686.0)%
Provision for income taxes	-%	-%
Net loss	(305.1)%	(686.0)%
Other comprehensive income (expense)
Foreign currency translation adjustments	1.8%	(13.4)%
Comprehensive loss	(303.3)%	(699.3)%

Comparison of the Years Ended December 31, 2021 and 2020

Revenue

	For the Years Ended December 31,
	2021	2020	% Change

Revenue	$2,092,819	$900,482	132.4%

Revenue Increased by $1,192,337 or 132.4%, for the year ended December 31, 2021 as compared to year ended December 31, 2020. Sales increased for the year ended, year over year, as the result of overcoming challenges related to COVID-19 and aggressive marketing and installation of new product. This compares to the comparative period in which the Company experienced a decreased of revenue due to Covid-19.

Cost of Revenue

	For the Years Ended December 31,
	2021	2020	% Change

Cost of revenue	$1,110,698	$409,793	171.0%

Cost of revenue increased by $700,905 or 171.0%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The table below outlines the differences in detail:

	For the Years Ended
	December 31, 2021	December 31, 2020	Difference	% Difference
Cost of goods	$993,869	$319,185	$674,684	214.4%
Labour	-	-	-
Mapping & freight costs	41,143	26,795	14,348	53.5%
Wireless fees	75,686	63,813	11,873	18.6%
Inventory adjustments & write offs	-	-
	$1,110,698	$409,793	$700,905	171.0%

Cost of sales increased for the years ended, year over year, primarily due to increase of price of product sold. This increase was consistent with the increase in revenue for the same period.

Compensation Expense

	For the Years Ended December 31,
	2021	2020	% Change

Compensation expense	$3,017,181	$2,164,776	39.4%

Compensation expense increased by $852,405 or 39.4%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily as a result of non-cash warrants and shares issued for consulting services during the period, hire new employees for sales and research and development.

General and Administration Expense

	For the Years Ended December 31,
	2021	2020	% Change

General & administration expense	$3,467,995	$3,371,325	2.9%

General & administration expense increased by $96,670 or 2.9% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The table below outlines the differences in detail:

	For the Years Ended
	December 2021	December 2020	Difference	% Difference
Accounting & legal	$212,659	$413,268	$(200,609)	(48.5)%
Marketing & advertising	134,856	2,043,735	(1,908,879)	(93.4)%
Subcontractor & commissions	1,601,963	401,913	1,200,050	298.6%
Hardware	49,808	5,243	44,565	850.0%
Office expense, rent, software, design, bank & credit card charges, telephone & meals	1,468,709	507,166	961,543	189.6%
	$3,467,995	$3,371,325	$96,670	2.9%

The overall increase general and admin expenses was primarily due to increases in Subcontractors and commissions and general office expenses. Subcontractor and commissions increased as a result of more contractors hired to develop the new golf carts, homologation of electric vehicles and current fleet management. General office expenses increased as a result of greater trade show and operating lease expenses in the current period. Accounting and legal expenses decreased as a result of lower expenses in the current period from a better automatization of the accounting and legal department.

Research and Development Expense

	For the Years Ended December 31,
	2021	2020	% Change

Research and development expense	$388,035	$-	-%

Research and development expense increased by $388,035, for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily as a result of sending its line of electric vehicles for testing to determine homologation for use in the United States and Canada.

Foreign Currency Exchange

	For the Years Ended December 31,
	2021	2020	% Change

Foreign currency exchange (gain) loss	$59,793	$(24,900)	340.1%

For the year ended December 31, 2021, we recognized a $59,793 loss in foreign exchange gain as compared to $24,900 in foreign exchange gain for the year ended December 31, 2010. The change was primarily due to settlement of various foreign currency denominated debt instruments in the prior year as well as beneficial movements in foreign currency rates on payables, receivables and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian dollar, Euro and British pound.

Change in fair value of derivative instruments

	For the Years Ended December 31,
	2021	2020	% Change

Change in fair value of derivative instruments	$-	$(3,054,034)	100%

Derivative gain decreased by $3,054,034 or 100%. This was largely due to no more convertible notes on the books. All previous convertibles were settled in 2020 fiscal year resulting in no derivatives.

(Gain) loss on extinguishment of debt

	For the Years Ended December 31,
	2021	2020	% Change

(Gain) loss on extinguishment of debt	$(35,169)	$2,904,832	(101.2)%

The Company recorded a gain of $35,169 for the year ended December 31, 2021, compared to a loss of $2,904,832 for the year ended December 31, 2020. The Company recorded a gain for amounts owing to various vendors as not deemed payable or as settled. Loss was recorded in the comparative period as a result of conversions of convertible debt and accrued interest.

Finance Costs

	For the Years Ended December 31,
	2021	2020	% Change

Finance costs	$420,102	$1,281,505	(67.2)%

Finance costs decreased by $861,403 or 67.2%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Finance costs decreased due to the large number of settlement of notes in the current period.

Net Loss

	For the Years Ended December 31,
	2021	2020	% Change

Net loss	$(6,384,655)	$(6,177,099)	3.4%

As a result of the above factors, net loss increased by $207,556 or 3.4% for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through December 31, 2021, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and preferred shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At December 31, 2021, we had $4,147,287 in outstanding current liabilities which has either already reached maturity or matures within the next twelve months.

The Company had cash of $275,383 at December 31, 2021, compared to $1,372,016 as at December 31, 2020. And, a working capital deficit of $2,314,163 as of December 31, 2021 compared to working capital deficit of $746,341 as of December 31, 2020.

Liquidity and Financial Condition

	At December 31, 2021	At December 31, 2020	Percentage Increase/(Decrease)
Current assets	$1,700,226	$1,782,693	(4.6)%
Current liabilities	$4,014,389	$2,529,034	58.7%
Working capital	$(2,314,163)	$(746,341)	210.1%

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	December 31
	2021	2020

Net cash (used in) provided by operating activities	$(5,613,568)	$(1,400,086)
Net cash (used in) provided by investing activities	(26,541)	(23,161)
Net cash (used in) provided by financing activities	4,496,907	2,835,880
Effect of exchange rate changes on cash	46,568	(66,111)
Net (decrease) increase in cash	(1,096,633)	1,346,522
Cash at beginning of period	1,372,016	25,494
Cash and equivalents at end of period	$275,383	$1,372,016

Net Cash Used in Investing Activities

During the year ended December 31, 2021, cash used in operations totalled $5,613,568. This consists of the net loss of $6,384,655, adjusted by $771,087 for non-cash items and changes in non-cash working capital. Changes in non-cash working capital items consisted primarily of increases in; lease receivables of $763,592, inventories of $457,817, prepaids of $259,909, and trade receivables of $259,437, and a reduction in trade payables and accruals of $362,792.

During the year ended December 31, 2020, cash used in operations totaled $1,400,086. This consists of the net loss of $6,177,099, adjusted by $4,777,013 for non-cash items and changes in non-cash working capital. Changes in non-cash working capital items consisted primarily of change in trade and other payables of $664,239, partially offset by change in Inventory and prepaid expenses of $139,219 and $114,369, respectively

Net Cash Used in Investing Activities.

During the year ended December 31, 2021, cash used in investing activities consisted of $26,541 for the acquisition of fixed assets.

During the year ended December 31, 2020, cash used in investing activities consisted of $23,161 for the acquisition of fixed assets.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the year ended December 31, 2021, totalled $4,496,907 which consisted primarily of $2,536,066 in proceeds from the issuance of preferred shares 261,934 in proceeds from issuing warrants and warrants to be issued, and $1,897,500 in proceeds from the loan facility entered into during the year, partially offset by payments on outstanding notes payable of $193,889.

Net cash provided by financing activities during the year ended December 31, 2020 totalled $2,835,880 which consisted primarily of $922,845 in proceeds from various note and loan facilities entered during the period and $1,532,023 in proceeds from shares and shares to be issued and $768,009 in proceeds from issuing warrants, partially offset by payments on outstanding notes payable of $386,996.

Outstanding Indebtedness

Our current indebtedness as of December 31, 2021, is comprised of the following:

●	Unsecured, convertible note payable to a former related party with an outstanding principal amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable with an outstanding principal amount of $Nil, and a carrying value of $9,487 relating to an outstanding penalty.

●	Unsecured loan payable with an outstanding principal amount of $31,449 (CDN$40,000). The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $31,449 (CDN$40,000). The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $30,115. The loan bears interest at 1% per annum and is due on May 21, 2022, with payments deferred for the first six months of the term;

●	Secured loan payable with an outstanding principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan;

●	Unsecured, convertible note payable with an outstanding principal amount of $2,400,000, bearing interest at 9% per annum and 24% per annum in default. If not repaid by December 12, 2021, an additional $100,000 of guaranteed interest will be added to the note and on the 12th day of each succeeding month during which any portion of the convertible note remains unpaid;

Related Party Transactions

As at December 31, 2021, the Company owed $28,118 ($35,710.31 CDN) (2020 - $317,997 ($391,896 CDN)) to the President, CEO, and CFO of the Company for management fees and salaries, which is recorded in trade and other payables. The amounts owed and owing are unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2021, the Company incurred $409,038 (2020 - $300,000) in salaries, bonuses of $206,556, and $197,906 (2020 - $nil) in consulting fees to the President and CEO, and CFO of the Company, and the President and CEO’s of the Company’s subsidiaries.

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

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period to be as follows:

Estimated Expenses for the Twelve-Month Period ending December 31, 2020
General and administrative	$5,929,500
Research and development	4,230,600
Marketing	1,500,000
Sales and dealer network	785,000
Payroll overhead	2,449,000
Service and maintenance	2,355,900
Assembly facility	2,750,000
Inventory	15,700,500
Total	$35,700,500

During the year ended December 31, 2021, cash used in operations totalled $5,613,568. The relatively normal level of cash used compared to our estimated working capital needs in the future was the result of an accumulation of lease receivable that increased due to in house finance of selected customers. We need to reduce the current level of payables in the future to maintain a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $35,700,500 that we require for the next 12 months, we had $275,383 in cash as of December 31, 2021, and a working capital deficit of $2,314,163. Our principal sources of liquidity are cash generated from product sales and debt financings. As of December 31, 2021, the Company had secured signed contracts of over $4.5 million of which approximately $2 million was recognized the fiscal year 2021. The Company expects to satisfy the majority of its performance obligations on the remaining contracts during fiscal 2022 totalling approximately $2.5 million. To achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

Operating Leases

We currently lease our corporate headquarters in Surrey, British Columbia and a showroom office in Fairfield, California, under operating lease agreements that expire on July 31, 2023 and August 31, 2022, respectively. The terms of both lease agreements provide for rental payments on a graduated basis.

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

Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements

Applicable for fiscal years beginning after December 15, 2021:

In November 2021, FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance. ASU 2021-10 was issued to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. Requiring disclosures about government assistance in the notes to financial statements will provide comparable and transparent information to investors and other financial statement users to enable them to understand an entity’s financial results and prospects for future cash flows. The amendment applies to all business entities, except those explicitly excluded. The amendments are effective for fiscal years beginning after December 15, 2021. Early adoption is permitted.

In July 2021, FASB issued ASU 2021-05, Lessors – Certain Leases with Variable Lease Payments. The amendments in this Update affect lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities.

In May 2021, FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 was issued to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period.

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

DSG GLOBAL INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of DSG Global, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DSG Global Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising form the current year audit of the financial statement that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

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

Vancouver, Canada

March 31, 2022

We have served as the Company’s auditor since March 2019.

DSG GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

	December 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash	$275,383	$1,372,016
Trade receivables, net	239,822	27,874
Lease receivable	87,020	4,297
Inventories, net of inventory allowance of $32,128 and $16,422, respectively	712,678	254,362
Prepaid expenses and deposits	385,323	124,144
TOTAL CURRENT ASSETS	1,700,226	1,782,693

Lease receivable	723,216	38,559
Fixed assets, net	177,194	268,981
Equipment on lease, net	-	496
Intangible assets, net	11,604	12,833
TOTAL ASSETS	$2,612,240	$2,103,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$1,202,598	$1,786,313
Deferred revenue	255,984	93,548
Lease liability	121,270	125,864
Loans payable	2,115,049	9,981
Convertible notes payable	319,488	513,328
TOTAL CURRENT LIABILITIES	4,014,389	2,529,034

Lease liability	38,696	150,877
Loans payable	212,898	232,834
TOTAL LIABILITIES	4,265,983	2,912,745

Going concern (Note 2)
Commitments (Note 16)
Contingencies (Note 17)
Subsequent events (Note 20)

MEZZANINE EQUITY
Redeemable preferred stock, $0.001 par value, 24,010,000 shares authorized (2020 – 24,010,000), 50,804 issued and outstanding, 1,206 to be issued (2020 – 1,024 issued and outstanding, 49,706 to be issued	3,143,402	2,239,936

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 3,010,000 shares authorized (2020 – 3,010,000), 200,454 issued and outstanding (2020 - 200,508 issued and outstanding)	1,199,480	2,084,680
Common stock, $0.001 par value, 350,000,000 shares authorized, (2020 – 350,000,000); 128,345,183 issued and outstanding (2020 – 95,765,736 issued and outstanding)	128,350	94,018
Additional paid in capital, common stock	50,068,418	43,299,937
Discounts on common stock	(69,838)	(69,838)
Common stock to be issued	19,647	1,436,044
Obligation to issue warrants	261,934	163,998
Other accumulated comprehensive income	1,289,559	1,252,082
Accumulated deficit	(57,694,695)	(51,310,040)
TOTAL STOCKHOLDERS’ DEFICIT	(4,797,145)	(3,049,119)

TOTAL LIABILITIES MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$2,612,240	$2,103,562

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

	2021	2020

Revenue	$2,092,819	$900,482
Cost of revenue	1,110,698	409,793
Gross profit	982,121	490,689

Operating expenses
Compensation expense	3,017,181	2,164,776
General and administration expense	3,467,995	3,371,325
Research and development	388,035	-
Bad debt	49,586	17,525
Depreciation and amortization expense	12,837	6,759
Total operating expense	6,935,634	5,560,385
Loss from operations	(5,953,513)	(5,069,696)

Other income (expense)
Foreign currency exchange gain (loss)	(59,793)	24,900
Change in fair value of derivative instruments	-	3,054,034
Gain (loss) on extinguishment of debt	35,169	(2,904,832
Finance costs	(420,102)	(1,281,505)
Other income	13,584
Total other expense	(431,142)	(1,107,403)

Loss before income taxes	(6,384,655)	(6,177,099)

Provision for income taxes	-	-

Net loss	(6,384,655)	(6,177,099)

Net loss per share

Basic and diluted:
Basic	$(0.06)	$(0.17)
Diluted	$(0.06)	$(0.17)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	114,897,055	35,744,303
Diluted	114,897,055	35,744,303

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

	2021	2020

Net loss	$(6,384,655)	$(6,177,099)
Other comprehensive income (loss)
Foreign currency translation adjustments	37,477	(120,263)

Comprehensive loss	$(6,347,178)	$(6,297,362)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AS AT DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

	Common Stock						Preferred Stock
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Obligation to issue warrants	Amount	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2019	1,146,302	$1,146	$28,097,710	$(69,838)	$7,402,254	$-	$200	$1,372,345	$(45,132,941)	$(8,329,124)

Shares to be issued for cash	191,865	192	99,839	-	-	-	-	-	-	100,031
Shares issued and to be issued for services	4,303,000	4,303	1,356,481	-	-	-	-	-	-	1,360,784
Shares issued on conversion of debt	52,937,999	52,941	3,524,064	-	-	-	-	-	-	3,577,005
Shares issued and to be issued for debt settlement	2,363,532	612	42,245	-	1,555,244	-	-	-	-	1,598,101
Issuance of shares to be issued	16,880,146	16,880	7,504,574	-	(7,521,454)	-	-	-	-	-
Warrants issued for cash	-	-	768,008	-	-	-	-	-	-	768,008
Warrants issued for settlement of debt	-	-	328,329	-	-	-	-	-	-	328,329
Obligation to issue warrants	-	-	-	-	-	163,998	-	-	-	163,998
Preferred shares issued for services	-	-		-	-	-	2,107,040	-	-	2,107,040
Shares issued upon conversion of preferred shares	17,942,892	17,944	1,578,687	-	-	-	(22,560)	-	-	1,574,071
Net loss for the period	-	-	-	-	-	-	-	(120,263)	(6,177,099)	(6,297,362)

Balance, December 31, 2020	95,765,736	$94,018	$43,299,937	$(69,838)	$1,436,044	$163,998	$2,084,680	$ 1,252,082,	$(51,310,040)	$(3,049,119)

Shares issued for debt settlement	8,968,975	8,854	1,618,425	-	(1,436,044)	-	-	-	-	191,235
Shares and warrants issued for services	2,430,000	2,430	1,805,704	-	19,647	97,936	-	-	-	1,925,717
Shares issued on conversion of preferred shares	23,046,760	23,048	3,799,852	-	-	-	(1,734,800)	-	-	2,088,100
Cancellation of shares due to duplicate issuance	(1,866,288)	-	-	-	-	-	-	-	-	-
Preferred shares issued for services	-	-	-	-	-	-	849,600	-	-	849,600
Dividends to be settled with preferred shares	-	-	(455,500)	-	-	-	-	-		(455,500)
Net loss for the period	-	-	-	-	-	-	-	37,477	(6,384,655)	(6,347,178)

Balance, December 31, 2021	128,345,183	$128,350	$50,068,418	$(69,838)	$19,647	$261,934	$1,199,480	$ 1,289,559,	$(57,694,695)	$(4,797,145)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in U.S. Dollars)

	December 31, 2021	December 31, 2020

Net loss	$(6,384,655)	$(6,177,099)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130,059	6,759
Change in inventory allowance	-	28,820
Interest on leases	27,360	-
Accretion of discounts on debt	187,435	792,378
Change in fair value of derivative liabilities	-	(3,054,034)
Bad debt expense	49,586	17,525
Shares issued and to be issued for services	1,414,851	3,467,824
Warrants issued and to be issued for services	1,0748,885	-
Obligation to issue warrants	19,647	163,998
(Gain) loss on extinguishment of debt	(35,169)	2,904,832
Unrealized foreign exchange gain	(1,856)	(12,578)

Changes in non-cash working capital:
Trade receivables, net	(259,437)	30,091
Inventories	(457,817)	(139,219)
Prepaid expense and deposits	(259,909)	(114,369)
Lease receivable	(763,592)	(42,856)
Trade payables and accruals	(362,792)	664,239
Deferred revenue	155,508	26,875
Operating lease liabilities	(151,671)	36,728
Net cash used in operating activities	(5,613,568)	(1,400,086)

Cash flows from investing activities
Purchase of fixed assets	(26,541)	(23,161)
Net cash used in investing activities	(26,541)	(23,161)

Cash flows from financing activities
Proceeds from issuing shares and shares to be issued	2,536,066	1,532,023
Proceeds on warrants issued	261,934	768,008
Lease payments	(4,704)	-
Proceeds from notes payable	1,897,500	922,845
Payments on notes payable	(193,889)	(386,996)
Net cash provided by financing activities	4,496,907	2,835,880

Effect of exchange rate changes on cash	46,568	(66,111)
Net increase in cash	(1,096,633)	1,346,522
Cash at beginning of period	1,372,016	25,494

Cash at the end of the period	$275,383	$1,372,016

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

On September 17, 2021, the Company incorporate AC Golf Carts Inc. (“AC Golf Carts”), under the laws of the Sate of Nevada, for which it subscribed to all authorized stock, 100 common shares at a price of $0.001 par value per share. AC Golf Carts is a wholly owned subsidiary of the Company.

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

The outbreak of the coronavirus, also known as “COVID-19”, spread across the globe and has impacted worldwide economic activity. During the year ended December 31, 2021, conditions surrounding the coronavirus continued to rapidly evolve and government authorities implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures may have an adverse impact on global economic conditions as well as on the Company’s business activities going forward. The extent to which the coronavirus may impact the Company’s business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in Canada and other countries to contain and treat the disease. These events are highly uncertain and as such, the Company cannot determine their financial impact at this time. While certain restrictions are presently in the process of being relaxed, it is unclear when the world will return to the previous normal, if ever. This may adversely impact the expected implementation of the Company’s plans moving forward.

As at December 31, 2021, the Company has a working capital deficit of $2,314,163 and has an accumulated deficit of $57,694,695 since inception. Furthermore, the Company incurred a net loss of $6,384,655 and used $5,613,568 of cash flows for operating activities during the twelve months ended December 31, 2021. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These audited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of DSG Global Inc. and its subsidiary VTS and its wholly owned subsidiaries DSG UK, Imperium Canada, Imperium, and AC Golf Carts, collectively referred to as the “Company”. All intercompany accounts, transactions and profits were eliminated in the consolidated financial statements.

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

Revenue from Contracts with Customers

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company expects to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of its products and services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

Performance Obligations and Signification Judgments

The Company’s revenue streams can be categorized into the following performance obligations and recognition patterns:

1.	Sale, delivery and installation of Tag, Text and Infinity products, along with digital mapping and customer training. The Company recognizes revenue at a point in time when final sign-off on the installation is obtained from the General Manager and/or Director of Golf.
2.	Provision of internet connectivity, regular software updates, software maintenance and basic customer support service. The Company recognizes revenue over time, evenly over the term of the service.
3.	Sale and delivery of Fairway Rider products. The Company recognizes revenue at a point in time when control transfers to the customer.
4.	Sale and delivery of Electric Vehicles. The Company recognizes revenue at a point in time when control transfers to the customer.

Transaction prices for performance obligations are explicitly outlined in relevant agreements, therefore, the Company does not believe that significant judgments are required with respect to the determination of the transaction price, including any variable consideration identified.

Warranty Reserve

The Company accrues for warranty costs, sales returns, and other allowances based on its historical experience. During the years ended December 31, 2021 and 2020, the Company did not provide a warranty for any of its products sold during those periods. The warranty reserve was $Nil as at December 31, 2021 and 2020.

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

As of December 31, 2021 and 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. The Company did not incur any penalties or interest during the years ended December 31, 2021 and 2020. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory federal income tax rate from a maximum of 39% to a rate of 21% effective January 1, 2018. The Company has deferred tax losses and assets and they were adjusted as a result of the change in tax law reducing the federal income tax rate. The Company’s tax years 2015 and forward remain open.

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At December 31, 2021 and 2020, there were no uninsured balances for accounts in Canada, the United States and the United Kingdom. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. At December 31, 2021 and 2020, the Company did not hold any cash equivalents.

Accounts Receivable

All accounts receivable under standard terms are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days, the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable.

Financing Receivables and Guarantees

The Company provides financing arrangements, including operating leases and financed service contracts for certain qualified customers. Lease receivables primarily represent sales-type and direct-financing leases. Leases typically have two- to three-year terms and are collateralized by a security interest in the underlying assets. The Company makes an allowance for uncollectible financing receivables based on a variety of factors, including the risk rating of the portfolio, macroeconomic conditions, historical experience, and other market factors. At December 31, 2021 and 2020 management determined that there was no allowance necessary. The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers. The Company could be called upon to make payment under these guarantees in the event of non-payment to the third party. As at December 31, 2021 and 2020, no financing receivables are outstanding.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising and marketing costs were $134,856 and $2,043,735 for the years ended December 31, 2021 and 2020, respectively.

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

Fixed Assets and Equipment on Lease

Fixed assets and equipment on lease are stated at cost less accumulated depreciation. Fixed assets and equipment on lease are depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of fixed assets are generally as follows:

Furniture and equipment	5-years straight-line
Vehicles	5-years straight-line
Computer equipment	3-years straight-line
Machinery	5-years straight-line
Equipment on lease	5-years straight-line

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

Financial Instruments and Fair Value Measurements

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815 “Derivatives and Hedging”.

ASC 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company’s financial instruments consist of cash, trade receivables, trade and other payables, lease liabilities, convertible note payable to related party, loans payable , derivative liabilities and convertible notes payable. Except for cash, loans payable, and derivative liabilities, the Company’s financial instruments’ carrying amounts, excluding any unamortized discounts, approximate their fair values due to their short term to maturity. The fair value of long-term lease liabilities approximates their carrying value due to minimal changes in interest rates and the Company’s credit risk since initial recognition. Cash and derivative liabilities are measured and recognized at fair value based on level 1 and level 2 inputs, respectively, for all periods presented.

Government Grants

Government grants are recognized where there is reasonable assurance that the grant will be received, and all attached conditions will be complied with. When the grant relates to an expense item, it is recognized as income over the period necessary to match the grant on a systematic basis to the costs that it is intended to compensate. The Canadian Emergency Business Account (“CEBA”) are recognized as government grants. See Note 8 (a) and (b).

Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2021, the Company had 29,427,505 (2020 – 30,083,230) potentially dilutive shares outstanding.

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period. During the years ended December 31, 2021, and 2020 there was no stock-based compensation.

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

Recently Issued Accounting Pronouncements

Applicable for fiscal years beginning after December 15, 2021:

In November 2021, FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance. ASU 2021-10 was issued to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. Requiring disclosures about government assistance in the notes to financial statements will provide comparable and transparent information to investors and other financial statement users to enable them to understand an entity’s financial results and prospects for future cash flows. The amendment applies to all business entities, except those explicitly excluded. The amendments are effective for fiscal years beginning after December 15, 2021. Early adoption is permitted.

In July 2021, FASB issued ASU 2021-05, Lessors – Certain Leases with Variable Lease Payments. The amendments in this Update affect lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities.

In May 2021, FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 was issued to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period.

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

Note 4 – TRADE RECEIVABLES

As of December 31, 2021 and 2020, trade receivables consists of the following:

	December 31, 2021	December 31, 2020
Accounts receivables	$271,950	$44,296
Allowance for doubtful accounts	(32,128)	(16,422)
Total trade receivables, net	$239,822	$27,874

Note 5 – FIXED ASSETS AND EQUIPMENT ON LEASE

As of December 31, 2021 and 2020, fixed assets consisted of the following:

	December 31, 2021	December 31, 2020
Machinery	$5,040	$-
Furniture and equipment	2,350	2,342
Computer equipment	41,784	28,804
Vehicles	28,360	19,619
Right-of-use assets	312,410	302,477
Accumulated depreciation	(212,750)	(84,261)
	$177,194	$268,981

As of December 31, 2021 and 2020, equipment on lease consisted of the following:

	December 31, 2021	December 31, 2020
Tags	$129,969	$129,533
Text	28,726	28,629
Infinity/Touch	23,795	23,716
Accumulated depreciation	(182,490)	(181,382)
	$-	$496

For the year ended December 31, 2021, total depreciation expense for fixed assets and equipment on lease was $12,225 (2020 - $5,531) and is included in general and administration expense. For the year ended December 31, 2021, total depreciation for right-of-use assets was $117,387 (2020 - $68,218) and is included in general and administration expense as operating lease expense.

Note 6 – INTANGIBLE ASSETS

As of December 31, 2021 and 2020, intangible assets consisted of the following:

	December 31, 2021	December 31, 2020
Intangible asset - Patents	$22,353	$22,353
Accumulated amortization	(10,749)	(9,520)
	$11,604	$12,833

Patents are amortized on a straight-line basis over their estimated useful life of 20 years. For the year ended December 31, 2021, total amortization expense for intangible assets was $1,229 (2020 - $1,228).

Note 7 – TRADE AND OTHER PAYABLES

As of December 31, 2021, and 2020, trade and other payables consist of the following:

	December 31, 2021	December 31, 2020
Accounts payable and accrued expenses	$949,937	$1,519,379
Accrued interest	248,610	148,682
Other liabilities	4,051	118,252
Total trade and other payables	$1,202,598	$1,786,313

Note 8 – LOANS PAYABLE

As of December 31, 2021 and 2020, loans payable consisted of the following:

	December 31, 2021	December 31, 2020
Unsecured loan payable in the amount of CDN$40,000, due on or before December 31, 2025(b)	$31,449	31,350
Unsecured loan payable in the amount of CDN$40,000, due on or before December 31, 2025 (c)	31,449	31,350
Unsecured loan payable, due on May 21, 2022, interest at 1% per annum(d)	30,115	30,115
Secured loan payable, due on June 5, 2050, interest at 3.75% per annum(e)	150,000	150,000
Unsecured loan payable, due on June 20, 2022, interest at 9% per annum(f)	2,084,934	-
	2,327,947	242,815
Current portion	(2,115,049)	(9,981)
Loans payable, long-term portion	$212,898	$232,834

(a)

On March 8, 2019, the Company entered into a convertible bridge loan agreement (the “Share-Settled Loan”). The Share-Settled Loan initially bore interest at 4.99% per month, was due in 60 days on May 7, 2019, and is convertible into restricted common shares of the Company at the lender’s option at the market price per share less a 30% discount to market. The Company has accounted the Share-Settled Loan as share-settled debt. It is initially recognized at its fair value and accreted to its share-settled redemption value of $214,286 over the term of the debt. The Share-Settled Loan was not repaid on May 7, 2019, and is in default. Effective September 1, 2019, interest was reduced to 2% per month and effective December 1, 2019, the loan became non-interest bearing. On April 23, 2020, the Company received notice to settle the debt for 3,061,224 shares of common stock at $0.049 per share, a 30% discount to market. On August 25, 2020, the terms of this settlement were amended to settle remaining principal of $120,000 for 10,714,285 common shares at an adjusted exercise price of $0.0112, a 30% discount to market. As at December 31, 2020, 8,062,244 shares had been issued and 3,264,285 remain to be issued. On January 25, 2021, the remaining 3,264,285 common shares were issued.

(b)	On April 17, 2020, the Company received a loan in the principal amount of $29,890 (CDN$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(c)	On April 21, 2020, the Company received a loan in the principal amount of $29,889 (CDN$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(d)	On May 21, 2020, the Company received a loan in the principal amount of $30,115 under the Paycheck Protection Program. The loan bears interest at 1% per annum and is due on May 21, 2022, with payments deferred for the first six months of the term.

(e)	On June 5, 2020, the Company received a loan in the principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan. The payments are applied against any accrued interest before principal amounts are repaid. During the year ended December 31, 2021, the Company made a payment of $1,000 which was applied towards accrued interest included in trade and other payables.

(f)	On September 13, 2021, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company received cash proceeds of $2,000,000 on September 13, 2021, in exchange for the issuance of an unsecured promissory note in the principal amount of $2,400,000, which was inclusive of a $400,000 original issue discount and bears interest at 9% per annum to the holder and matures June 20, 2022. If the note is not paid in full before December 12, 2021, an additional $100,000 of guaranteed interest will be added to the note. An additional $100,000 of guaranteed interest will be added to the note on the 12th day of each succeeding month during which any portion of the note remains unpaid. Any principal or interest on the note that is not paid when due or during any period of default bears interest at 24% per annum.

In the event of a default, the note is convertible at the price that is equal to a 40% discount to the lowest trading price of the Company’s common shares during the 30-day trading period prior to the conversion date.

During the year ended December 31, 2021, the Company recorded $424,035 in interest expense including $100,000 of additional interest. As at December 31, 2021, the carrying value of the convertible promissory note was $2,084,935 (December 31, 2020 - $Nil). The note has been classified as loan payable since the loan only becomes convertible upon default.

Note 9 – CONVERTIBLE LOANS

As of December 31, 2021, and 2020, convertible loans payable consisted of the following:

Third Party Convertible Notes Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at December 31, 2021, the carrying value of the convertible promissory note was $310,000 (December 31, 2020 - $310,000).

(b)	On November 7, 2016, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company was provided with proceeds of $125,000 on November 10, 2016 in exchange for the issuance of a secured convertible promissory note in the principal amount of $138,889, which was inclusive of an 8% original issue discount and bears interest at 8% per annum to the holder. The convertible promissory note matured nine months from the date of issuance and was convertible at the option of the holder into our common shares at a price per share that is the lower of $480 or the closing price of the Company’s common stock on the conversion date. In addition, under the same terms, the Company also issued a secured convertible note of $50,000 in consideration for proceeds of $10,000 and another secured convertible note of $75,000 in consideration for proceeds of $10,000. Under the agreements, the Company had the right to redeem $62,500 and $40,000 of the notes for consideration of $1 each at any time prior to the maturity date in the event that the convertible promissory note was exchanged or converted into a revolving credit facility with the lender, whereupon the two $10,000 convertible note balances would be rolled into such credit facility.

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

As of December 31, 2021, the carrying value of the note was $Nil (December 31, 2020 - $193,841).

(c)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. As at December 31, 2021, the carrying value of the note was $9,488 (December 31, 2020 - $9,488), relating to an outstanding penalty.

(d)	On July 17, 2017, the Company issued a convertible promissory note in the principal amount of $135,000. The note was unsecured, bore interest at 10% per annum, was due on July 17, 2018, and was convertible into common shares at a conversion price equal to the lessor of (i) 55% multiplied by the lowest trading price during the previous twenty trading day period ending on the latest complete trading day prior to the date of the note and (ii) $244. Interest was accrued and payable at the time of promissory note repayment. Financing fees on the note were $16,500. Derivative liability applied as discount on the note was $118,500 and was accreted over the life of the note.

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

(e)	In January 2018, the Company issued a convertible promissory note in the principal amount of $15,000 as a commitment fee. The note was unsecured, non-interest bearing until default, was due on August 16, 2018, and was convertible into common shares at a conversion price equal to 75% of the average closing trading price during the previous five trading days prior to conversion date, with a minimum of $0.20.

On April 22, 2020, the Company issued 258,000 common shares with a fair value of $25,800 to settle $7,166 in principal and interest.

(f)	On May 8, 2018, the Company issued a convertible note in the principal amount of $51,500. The note is unsecured, bears interest at 10% per annum, and is due on February 8, 2019. The note is convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

During the year ended December 31, 2020, the Company issued 8,618,831 common shares with a fair value of $495,936 for the conversion of $107,350 principal and accrued interest resulting in a loss on settlement of debt of $388,586.

(g)	On May 28, 2018, the Company issued a convertible note in the principal amount of $180,000. The note was unsecured, bears interest at 10% per annum, and is due on February 28, 2019. The note was convertible into common shares at a 32% discount to the lowest intra-day trading price of the Company’s common stock for the ten trading days immediately preceding the conversion date.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $224,319 for 224 Series C Preferred Shares.

(h)	On June 18, 2018, the Company reassigned convertible note balances from the original lender to another unrelated party in the principal amount of $168,721. The note was unsecured, bears interest at 10% per annum, which was due on August 2, 2018, and was convertible into common shares at a conversion price equal to the lesser of the lowest trading price during the previous twenty-five trading days prior to: (i) the date of the promissory note; or (ii) the latest complete trading day prior to the conversion date. Interest was accrued will be and payable at the time of promissory note repayment. The remaining derivative liability applied as a discount on the reassigned note was $25,824 and is accreted over the remaining life of the note.

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

(i)	On April 26, 2019, the Company entered into a note purchase and assignment agreement with two unrelated parties pursuant to a certain secured inventory convertible note issued on March 19, 2018 in the principal amount of $900,000. Pursuant to the agreement, the seller desired to sell the balance owing under the Second and Third tranche of the original note in four separate closings on April 26, May 22, June 24, and July 24, 2019, totalling $84,396, $85,838, $120,490 and $122,866, respectively (consisting of $375,804 principal and $37,786 of accrued interest). As at September 30, 2020, $413,590 in principal and accrued interest had been assigned to the purchaser.

The note was unsecured, bore interest at 12% per annum, was due 184 days upon receipt, and was convertible into common shares after 180 days from issuance date at a conversion price equal to the lessor of: (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. Interest was accrued and payable at the time of promissory note repayment.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $476,661 for 477 Series C Preferred Shares.

(j)	On May 7, 2019, the Company entered into a secured convertible promissory note agreement with an unrelated party. The note is secured by an unconditional first priority interest in and to, any and all property of the Company and its subsidiaries, of any kind or description, tangible or intangible, whether now existing or hereafter arising or acquired until the balance of all Notes has been reduced to $Nil. The note bore interest at 10% per annum, each tranche matures 12 months from the funding date and was convertible into common shares at the holder’s discretion at a conversion price equal to 62% of the lowest trading price of the Company’s common stock during the 10 trading days immediately preceding the conversion of the note.

The note was funded in four tranches on May 7, 2019, June 28, 2019, July 8, 2019 and August 8, 2019, totalling $250,420. Proceeds from the note were paid directly to a former lender as an inducement for entering into a debt assignment arrangement. The $250,420 inducement was recorded to finance costs for the year ended December 31, 2019.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $286,302 for 286 Series C Preferred Shares. As at December 31, 2020, the note and derivative liability were extinguished. During the year ended December 31, 2020, the Company accreted $125,725 of the debt discount to finance costs.

(k)	On July 30, 2019, the Company issued a convertible promissory note in the principal amount of $220,000. The note was unsecured, bore interest at 10% per annum, was due on July 30, 2020, and was convertible into common shares at a conversion price equal to the lesser of (i) 60% of the lowest trading price during the previous twenty trading days prior to the issuance date, or (ii) the lowest trading price for the Common Stock during the twenty-day period ending one trading day prior to conversion of the note. Deferred financing fees and original issuance discount on the note were $23,500. The derivative liability applied as a discount on the note was $196,500 and was accreted over the life of the note.

During the year ended December 31, 2020, the Company issued 6,907,267 common shares with a fair value of $860,248 for the conversion of all outstanding principal and accrued interest totalling $240,192 resulting in a loss on settlement of debt of $620,056.
As at December 31, 2020, the note and derivative liability were extinguished. During the year ended December 31, 2020, the Company accreted $127,781 of the debt discount to finance costs.

(l)	On September 4, 2019, the Company issued a convertible promissory note in the principal amount of $137,500. The note was unsecured, bore interest at 10% per annum, was due on June 3, 2020, and was convertible during the first 180 calendar days from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price equalled the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty-day period ending on the last complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $16,000. The derivative liability applied as a discount on the note was $121,500 and was accreted over the life of the note.

In connection with the note, the Company granted 100,000 warrants to the lender. Each warrant can be exercised to purchase shares of common stock of the Company at a price of $0.75 per warrant for a period of five years. As the entire net proceeds of $121,500 were first allocated to the derivative liability which was measured at fair value on a recurring basis, the residual value of $Nil was allocated to the equity-classified warrants.

During the year ended December 31, 2020, the Company issued 8,623,931 common shares with a fair value of $494,031 for the conversion of $110,750 of principal and accrued interest resulting in a loss on settlement of debt of $383,281. On September 18, 2020, the Company paid cash of $22,500 to settle all outstanding principal and interest on the note, resulting in a gain on the settlement of debt totalling $20,056.

As at December 31, 2020, the note and derivative liability were extinguished. During the year ended December 31, 2020, the Company accreted $94,178 of the debt discount to finance costs.

(m)	On September 19, 2019, the Company issued a convertible promissory note in the principal amount of $55,000. The note was unsecured, bears interest at 10% per annum, was due on September 19, 2020, and was convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price equalled the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty-day period ending on the last complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $7,000. The derivative liability applied as a discount on the note was $48,000 and is accreted over the life of the note.

During the year ended December 31, 2020, the Company issued 5,758,117 common shares with a fair value of $332,480 for the conversion of total outstanding principal and interest totalling $60,250 resulting in a loss on settlement of debt of $272,230.

As at December 31, 2020, the note and derivative liability were extinguished. During the year ended December 31, 2020, the Company accreted $39,630 of the debt discount to finance costs.

(n)	On September 19, 2019, the Company issued a convertible promissory note in the principal amount of $141,900. The note was unsecured, bears interest at 10% per annum, was due on September 19, 2020, and was convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty-day period ending on the last complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $16,400. The derivative liability applied as a discount on the note was $125,500 and was accreted over the life of the note.

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

During the year ended December 31, 2020, the Company issued 5,159,991 common shares with a fair value of $261,912 for the conversion of $74,620 of principal and accrued interest resulting in a loss on settlement of debt of $187,292. On September 18, 2020, the Company paid cash of $76,000 to settle all outstanding principal and interest on the note, resulting in a gain on the settlement of debt totalling $7,273.

As at December 31, 2020, the note and derivative liability were extinguished. During the year ended December 31, 2020, the Company accreted $101,857 of the debt discount to finance costs.

(o)	On October 2, 2019, the Company issued a convertible promissory note in the principal amount of $82,500. The note was unsecured, bears interest at 10% per annum, was due on September 30, 2020, and was convertible during the first six months from the issuance date at a price of $0.50 per share. For the subsequent period until repayment the conversion price shall equal the lesser of (i) 60% multiplied by the lowest traded price of the Common Stock during the previous twenty trading days before the issuance date of the note, or (ii) the lowest traded price for the Common Stock during the twenty-day period ending on the last complete trading day before conversion. Deferred financing fees and original issuance discount on the note were $9,500. The derivative liability applied as a discount on the note was $73,000 and was accreted over the life of the note.

In connection with the note, the Company granted 83,333 warrants to the lender. Each warrant can be exercised to purchase shares of common stock of the Company at a price of $0.75 per warrant for a period of five years. As the entire net proceeds of $73,000 were first allocated to the derivative liability which was measured at fair value on a recurring basis, the residual value of $Nil was allocated to the equity-classified warrants.

During the year ended December 31, 2020, the Company issued 3,409,090 common shares with a fair value of $193,296 for the conversion of $22,500 of principal resulting in a loss on settlement of debt of $170,796. On September 18, 2020, the Company paid cash of $60,000 to settle all outstanding principal and interest on the note, resulting in a gain on the settlement of debt totalling $8,075.

As at December 31, 2020, the note and derivative liability were extinguished. During the year ended December 31, 2020, the Company accreted $61,705 of the debt discount to finance costs.

(p)

During the year ended December 31, 2019, a convertible promissory note with an outstanding principal balance of $226,000 was assigned to another unrelated party with no changes to the terms of the note upon assignment. The note was unsecured, bore interest at 12% per annum, was due on August 31, 2019 and was convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest was accrued and payable at the time of promissory note repayment.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $285,428 for 285 Series C Preferred Shares. As at December 31, 2020, the note and derivative liability were extinguished.

(q)	During the year ended December 31, 2019, a convertible promissory note with an outstanding principal balance of $258,736 was assigned to another unrelated party with no changes to the terms of the note upon assignment. The note is unsecured, bears interest at 12% per annum, was due on September 19, 2018 and was convertible into common shares at a conversion price equal to the lessor of: (i) the lowest trading price during the previous fifteen trading days prior to the date of the promissory note; or (ii) 55% of the lowest trading price during the previous fifteen days prior to the latest complete trading day prior to the conversion date. Interest was accrued and payable at the time of promissory note repayment.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $342,641 for 343 Series C Preferred Shares. As at December 31, 2020, the note and derivative liability were extinguished.

(r)

During the year ended December 31, 2019, a convertible promissory note with an outstanding principal balance of $137,500 was assigned to another unrelated party with no changes to the terms of the note upon assignment. The note was unsecured, bears interest at 12% per annum, was due on January 22, 2020 and was convertible into common shares at a conversion price equal to 55% of the lowest trading price during the previous fifteen trading days prior to the conversion date, including the conversion date. Interest was accrued and payable at the time of promissory note repayment.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $166,401 for 166 Series C Preferred Shares. As at December 31, 2020, the note and derivative liability were extinguished.

(s)	On February 10, 2020, the Company issued a convertible promissory note in the principal amount of $119,600. The note was unsecured, bears interest at 8% per annum, was due on February 10, 2021, and was convertible into common shares of the Company, beginning 180 days from the date of the note up to maturity or repayment, at a price equal to 80% of the average of the lowest two trading prices for the common stock during the fifteen trading days before conversion. Deferred financing fees and original issuance discount on the note were $22,135. The derivative liability applied as a discount on the note was $97,465 and was accreted over the life of the note.

During the year ended December 31, 2020, the Company issued 11,549,008 common shares with a fair value of $549,376 for the conversion of $119,600 of principal resulting in a loss on settlement of debt of $429,776.

As at December 31, 2020, the note and derivative liability were extinguished. During the year ended December 31, 2020, the Company accreted $119,600 of the debt discount to finance costs.

(t)	On March 2, 2020, the Company issued a convertible promissory note in the principal amount of $60,950. The note was unsecured, bore interest at 8% per annum, was due on March 2, 2021, and was convertible into common shares of the Company, beginning 180 days from the date of the note up to maturity or repayment, at a price equal to 80% of the average of the lowest two trading prices for the common stock during the fifteen trading days before conversion. Deferred financing fees and original issuance discount on the note were $10,950. The derivative liability applied as a discount on the note was $50,000 and is accreted over the life of the note.

On September 18, 2020, the Company paid cash, received pursuant to the promissory note outlined in Note 8(g), of $78,643 for outstanding principal and interest on the note including a prepayment penalty of $15,221 to settle the debt.

As at December 31, 2020, the note and derivative liability were extinguished. During the year ended December 31, 2020, the Company accreted $60,950 of the debt discount to finance costs.

(u)	On April 15, 2020, the Company issued a convertible promissory note in the principal amount of $60,950. The note was unsecured, bore interest at 8% per annum, was due on April 15, 2021, and was convertible into common shares of the Company, beginning 180 days from the date of the note up to maturity or repayment, at a price equal to 80% of the average of the lowest two trading prices for the common stock during the fifteen trading days before conversion. Deferred financing fees and original issuance discount on the note were $10,950. The derivative liability applied as a discount on the note was $50,000 and was accreted over the life of the note.

On September 18, 2020, the Company paid cash of $66,000 to settle all outstanding principal and interest on the note, resulting in a loss on the settlement of debt totalling $2,966.

As at December 31, 2020, the note and derivative liability were extinguished. During the year ended December 31, 2020, the Company accreted $60,950 of the debt discount to finance costs.

(v)

On August 31, 2020, the Company issued a convertible promissory note in the principal amount of $166,650 with a 10% original issuance discount totalling $16,650, for net proceeds of $150,000. The note was unsecured, bore interest at 10% per annum, was due and payable on demand, and was convertible into common shares of the Company, at a price equal to the lesser of (a) five cents ($0.05) per share or (b) seventy percent (70%) of the lowest traded price for the Company’s common stock during the fifteen (15) trading days preceding the relevant conversion.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $167,974 for 168 Series C Preferred Shares. As at December 31, 2020, the note was extinguished.

(w)	On September 17, 2020, the Company issued a convertible promissory note in the principal amount of $288,860 with a 10% original issuance discount totalling $28,860, for net proceeds of $260,000. The note was unsecured, bears interest at 10% per annum, was due on June 17, 2021, and was convertible into common shares of the Company at a price equal to the lesser of (a) four cents ($0.04) per share or (b) seventy percent (70%) of the lowest traded price for the Company’s common stock during the fifteen (15) trading days preceding the relevant conversion.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $289,889 for 290 Series C Preferred Shares. As at December 31, 2020, the note was extinguished.

(x)	On August 30, 2017, the Company issued a convertible promissory note in the principal amount of $15,000. The note was unsecured, bore interest at 10% per annum, was due on August 30, 2018, and was convertible into common shares of the Company at a price equal to a 20% discount of the average closing bid price for the Company’s common stock during the five (5) trading days immediately preceding a conversion date, with a floor price of $0.005. The note was issued as a Commitment fee and was included in Finance costs during the year ended December 31, 2020.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $18,131 for 18 Series C Preferred Shares. As at December 31, 2020, the note was extinguished.

(y)	On May 2, 2019, the Company issued a convertible promissory note in the principal amount of $10,000. The note was unsecured, bore interest at 8% per annum, was due on May 2, 2020, and was convertible into common shares of the Company at a price equal to a 58% of the lowest traded price of the Company’s common stock during the five (5) trading days immediately preceding the conversion date. The note was issued for proceeds paid directly to legal counsel for legal fees, related to the 2019 S-1 Registration Statement, and was included in Accounting & Legal during the year ended December 31, 2020.

On September 30, 2020, pursuant to the Exchange Agreement described above, the Company settled outstanding principal and interest of $11,841 for 12 Series C Preferred Shares. As at December 31, 2020, the note was extinguished.

(z)	On June 10, 2019, the Company issued a convertible promissory note in the principal amount of $15,000. The note was unsecured, bore interest at 10% per annum, was due on August 30, 2018, and was convertible into common shares of the Company at a price equal to a 20% discount of the average closing bid price for the Company’s common stock during the five (5) trading days immediately preceding a conversion date, with a floor price of $0.005. The note was issued for proceeds paid directly to a third party for audit fees, related to the 2019 S-1 Registration Statement, and is included in Accounting & Legal during the year ended December 31, 2020.

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

There were no outstanding derivative liabilities during the year ended December 31, 2021.The following range of inputs and assumptions were used to value the derivative liabilities outstanding during the years ended December 31, 2020, assuming no dividend yield.

2020
Expected volatility	243 - 531%
Risk free interest rate	0.09 - 0.18%
Expected life (years)	0.25 - 1.0

A summary of the activity of the derivative liabilities is shown below:

Balance, January 1, 2020	2,856,569
New issuances	197,465
Extinguished	(10,440,286)
Change in fair value	7,386,252
Balance, December 31, 2020	-

Note 11 – LEASES

Lessor

During the year ended December 31, 2020, the Company began financing the lease of certain assets under rental revenue contracts with its customers and accounts for them in accordance with ASC 842 as outlined under “Leases” in Note 3.

During the year ended December 31, 2021, the Company recognized new lease receivables of $817,619, net of the $120,231 of leases transferred to third party management (December 31, 2020 - $45,856). The lease receivable reflects lease payments expected to be received over the terms of the agreements and derecognized $492,096 (December 31, 2020 - $30,000) in inventory related to the underlying assets, being recorded to cost of goods sold.

Lease receivable	December 31, 2021	December 31, 2020
Balance, beginning of the period	$42,856	$-
Additions	937,850	45,856
Transfer to third party	(120,231)	-
Interest on lease receivables	19,452	-
Receipt of payments	(60,445)	(3,000)
Foreign exchange	(9,246)
Balance, end of the period	810,236	42,856
Current portion of lease receivables	(87,020)	(4,297)
Long term potion of lease receivables	$723,216	$38,559

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

On October 1, 2019, the Company entered into a 5-year lease agreement for a photocopier (the “Copier Lease”). Upon recognition of the lease, the Company recognized right-of-use assets of $8,683 and lease liabilities of $8,683. As of December 31, 2021, the Copier lease had a remaining term of 2.75 years.

On April 1, 2020, the Company terminated its showroom space lease, resulting in a gain of $8,428 (CDN$11,294) which is included in general and administrative expense.

On July 10, 2020, the Company entered into a lease agreement for retail, showroom and warehouse space in Fairfield, CA (the “Fairfield Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $164,114 and lease liabilities of $156,364. The difference between the recorded operating lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $7,750. The lease included a rent-free period with rent payments commencing on October 1, 2020. The Fairfield Lease also included a refundable security deposit of $7,750 which is included in prepaid expenses and deposits at December 31, 2021. As of December 31, 2021, Fairfield Lease had a remaining term of 0.67 years.

On July 14, 2020, the Company entered into a lease agreement for office space in Surrey, BC (the “Croydon Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $133,825 and lease liabilities of $125,014. The difference between the recorded operating lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $8,811 (CDN$11,948). The lease included a rent-free period with rent payments commencing on September 1, 2020. As of December 31, 2021, the lease had a remaining term of 1.58 years.

On April 1, 2021, the Company entered into a lease agreement for equipment (the “FD150 Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $1,018 and lease liabilities of $1,018. As of December 31, 2021, the Copier lease had a remaining term of 2.33 years.

On June 2, 2021, the Company entered into a lease agreement for a trailer (the “Trailer Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $8,886 and lease liabilities of $8,886. As of December 31, 2021, the Copier lease had a remaining term of 3.42 years.

Right-of-use assets have been included within fixed assets, net and lease liabilities have been included in lease liability on the Company’s consolidated balance sheet.

Right-of-use assets	December 31, 2021	December 31, 2020
Cost	$312,318	$302,477
Accumulated depreciation	(170,530)	(53,158)
Foreign exchange	29	-
Total right-of-use assets	$141,880	$249,319

Lease liability	December 31, 2021	December 31, 2020
Current portion	$121,270	$125,864
Long-term portion	38,696	150,877
Total lease liability	$159,966	$276,741

Lease liabilities are measured at the commencement date based on the present value of future lease payments. As the Company’s leases did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company used a weighted average discount rate of 11.98% in determining its lease liabilities. The discount rate was derived from the Company’s assessment of borrowings.

Right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Lease expense for the year ended December 31, 2021, was $144,758 (2020 - $86,645) and is recorded in general and administration expense.

Future minimum lease payments to be paid by the Company as a lessee for leases as of December 31, 2021 for the next three years are as follows:

Lease commitments and lease liability	December 31, 2021
2022	$127,899
2023	40,315
2024	4,579
2025	1,141
Total future minimum lease payments	173,934
Discount	(13,968)
Total	159,966
Current portion of lease liabilities	(121,270)
Long-term portion of lease liabilities	$38,696

The following table reconciles the opening and ending balances of the lease liability

Lease liability reconciliation	December 31, 2021
Lease liability recognized at December 31, 2020	$276,741
Lease additions	9,904
Payments	(154,907)
Interest	27,373
Foreign exchange	855
Balance, December 31, 2021	$159,966

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

Mezzanine Preferred Equity Transactions

During the year ended December 31, 2021:

●	1,512 Series C Preferred Shares were converted into common shares, see note 14.

●	On November 6, 2020, the Company received gross proceeds of $300,000 for 300 Series C Preferred Shares in lieu of the Second Closing for the Series C Share Purchas Agreement (the “Series C SPA”). The shares were included in preferred shares to be issued at December 31, 2020. The preferred shares were issued April 13, 2021.

●	On December 7, 2020, the Company received gross proceeds of $200,000 for 200 Series C Preferred Shares in lieu of the Second Closing for the Series C SPA. The shares are included in preferred shares to be issued as at December 31, 2020. The preferred shares were issued April 13, 2021.

●	On December 23, 2020, the Company entered into a Securities Purchase Agreement (the “Series F SPA”) whereby the Company agreed to sell and the Purchaser agrees to purchase, in a series of closings (the “Closings”) of at least 1,000 Series F preferred shares at a price of $1,000 per share. The First and Second Closings, will each be for 1,500 Preferred Shares at a purchase price of $1,500,000, the Second Closing which will follow the filing of the Registration Statement. Any Additional Closings will be for the purchase of at least 1,000 Series F preferred shares, every thirty calendar days, and shall follow the Registration Statement being declared effective. The Company granted 3,000,000 warrants, with a relative fair value of $768,008, concurrently with the execution of the Series F SPA and First Closing. The First Closing shares were included in preferred shares to be issued at December 31, 2020 with a relative fair value of $731,992.

On February 4, 2021, the Company issued 1,500 Series F preferred shares pursuant to the First Closing of the Series F SPA with a relative fair value of $731,992. Additionally, the Company issued 1,500 Series F preferred shares pursuant to the Second Closing of the Series F SPA for gross proceeds for $1,500,000.

●	On June 10, 2021, pursuant to the Series F SPA, the Company received $350,000 for the subscription of an additional 350 Series F preferred shares to be issued.

●	On July 20, 2021, pursuant to another Securities Purchase Agreement (the “July Series F SPA”), the Company received $400,000 for the subscription of 400 Series F preferred shares with a relative fair value of $138,066 and 1,180,000 warrants with a relative fair value of $261,934 valued on the agreement date which are recorded as obligation to issue shares and obligation to issue warrants respectively at December 31, 2021, see note 14.

●	On August 3, 2021, 275 Series F Preferred Shares were converted into common shares, see note 14.

●	On October 22, 2021, 210 Series F Preferred Shares were converted into common shares, see note 14.

●	On November 30, 2021, 491 Series F Preferred Shares were converted into common shares, see note 14.

●	On December 14, 2021, pursuant to another Securities Purchase Agreement (the “December Series F SPA”), the Company received $312,000 for the subscription of 312 Series F preferred shares. $12,000 was incurred as share issuance costs.

●	On December 31, 2021, pursuant to the December Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares.

During the year ended December 31, 2020:

●	On September 30, 2020, the Company entered into an Exchange Agreement, as outlined in Note 9, to settle outstanding convertible debt and accrued interest in exchange for 2,347 shares of Series C preferred shares with an aggregate carrying amount of $2,348,208. The shares were issued October 14, 2020.

●	On September 30, 2020, the Company entered into the Series C SPA whereby the Company agrees to sell and the Purchaser agrees to purchase, in a series of closings (the “Closings”), up to 200 shares of Series C preferred shares at a price of $1,000 per share. At the First Closing, the Company agrees to issue 250 shares of Series C preferred shares, representing 200 Purchased Shares and 50 Commitment Shares. On October 14, 2020, the Company issued 250 Series C shares for gross proceeds of $200,000 in full satisfaction of the First Closing.

●	On November 6, 2020, the Company received gross proceeds of $300,000 for 300 Series C Preferred Shares in lieu of the Second Closing for the Series C SPA. The shares are included in preferred shares to be issued at December 31, 2020.

●	On December 7, 2020, the Company received gross proceeds of $200,000 for 200 Series C Preferred Shares in lieu of the Second Closing for the Series C SPA. The shares are included in preferred shares to be issued at December 31, 2020.

●	On December 23, 2020, the Company entered into a Securities Purchase Agreement (the “Series F SPA”) whereby the Company agrees to sell and the Purchaser agrees to purchase, in a series of closings (the “Closings”) of at least 1,000 Series F preferred shares at a price of $1,000 per share. The First and Second Closings, will each be for 1,500 Preferred Shares at a purchase price of $1,500,000, the Second Closing which will follow the filing of the Registration Statement. Any Additional Closings will be for the purchase of at least 1,000 Series F preferred shares, every thirty calendar days, and shall follow the Registration Statement being declared effective. The shares are included in preferred shares to be issued at December 31, 2020 with a fair value of $731,992 and were issued subsequently on February 4, 2021.

●	During the year ended December 31, 2020, 1,573 Series C Preferred Shares were converted into common shares.

●	On December 22, 2020, the Company received conversion notices to convert 18 Series C shares into 96,861 common shares. 18 Series C were converted subsequently on January 19, 2021.

●	On December 23, 2020, the Company received conversion notices to convert 286 Series C shares into 1,539,014 common shares. 286 Series C were converted subsequently on January 15, 2021.

Mezzanine preferred equity, series C and series F, carry a dividend policy which entitles each preferred share to receive, and the Company to pay, cumulative dividends of 10% per annum, payable quarterly, beginning on the original issuance date and ending on the date that such preferred shares has been converted or redeemed. At the option of the Company, accrued dividends can be settled in preferred shares of the same series, or in cash. Any dividends that are not paid quarterly on the dividend payment date shall entail a late fee, which must be paid in cash at the rate of 18% per annum, which accrues and compounds daily from the dividend payment date, through to and including the date of the actual payment in full. As at December 31, 2021 the Company recorded $455,500 in dividends to be settled in preferred shares, and $26,770 in penalty interest.

Note 13 – PREFERRED STOCK

Authorized

3,000,000 shares of Series A preferred shares authorized, each having a par value of $0.001 per share.

10,000 shares of Series B convertible preferred shares authorized, each having a par value of $0.001 per share. Each share of Series B convertible preferred shares is convertible into 100,000 shares of common stock.

Preferred Stock Transactions

During the year ended December 31, 2021:

●	On October 26, 2020, the Company agreed to issue Series B preferred shares that are convertible into 1,000,000 common shares and 1,000,000 warrants for investor relations services. The preferred shares were valued at $1,340,000 based on the fair value of the underlying common stock and included in preferred shares to be issued at December 31, 2020. On February 17, 2021, the Company issued 100 shares of Series B preferred shares and 1,000,000 warrants, see note 14. 1 Series B preferred share is convertible into 100,000 shares of common stock, which meant that only 10 shares of Series B preferred shares should have been issued. On May 26, 2021, 50 shares of Series B preferred shares, instead of 5 shares of Series B preferred shares, were converted into 500,000 shares of common stock with a fair value of $670,000. On September 16, 2021, the Company cancelled 45 shares of Series B preferred shares and 5 shares of Series B preferred shares were converted into 500,000 shares of common stock with a fair value of $670,000.

●	On March 4, 2021, the Company issued an aggregate of 16 shares of Series B preferred shares to the Company’s board of directors for past services. These preferred shares were valued at $849,600 based on the fair value of the underlying common stock.

●	125 Series B preferred shares with a fair value of $1,734,800, were converted into common shares, inclusive of the conversion noted above, see note 14.

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

Note 14 – COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

Authorized

350,000,000 common shares, authorized, each having a par value of $0.001 per share.

Common Stock Transactions

During the year ended December 31, 2021:

●	The Company issued an aggregate of 8,138,975 shares of common stock with a fair value of $1,436,044, to satisfy shares to be issued at December 31, 2020 for debt settlement.

●	The Company issued 715,000 shares of common stock with a fair value of $191,235 pursuant to a legal settlement, see note 17.

●	The Company issued 2,430,000 shares of common stock with a fair value of $565,250 for consulting services.

●	The Company issued 23,046,760 shares of common stock with a fair value of $3,822,829 and share issue costs of $2,000 for conversion of 125 Series B Preferred Shares with a fair value of $1,734,800, conversion of 1,512 Series C Preferred Shares with a fair value of $1,462,296, and conversion of 976 Series F Preferred Shares with a fair value of $625,803.

●	The Company cancelled 1,751,288 shares of common stock which were returned to treasury due to a duplicated issuance for share settled debt during the year ended December 31, 2020.

During the year ended December 31, 2020:

●	The Company issued an aggregate of 191,865 shares of common stock for cash proceeds of $100,031.

●	The Company issued an aggregate of 4,303,000 shares of common stock with a fair value of $1,360,784 in exchange for services.

●	The Company issued an aggregate of 16,880,146 shares of common stock with a fair value of $7,521,454 to satisfy shares to be issued.

●	The Company issued 2,363,532 shares of common stock with a fair value of $214,286 for share-settled debt.

●	The Company issued an aggregate of 52,937,999 shares of common stock with a fair value of $3,577,005 upon the conversion of $777,872 of convertible debentures and accrued interest, as outlined in Note 9, per the table below:

Date issued	Common shares issued (#)	Fair value(1)	Converted balance(2)	Loss on conversion
January 7, 2020	53,764	$53,226	$20,000	$(33,226)
February 4, 2020	135,802	127,654	20,000	(107,654)
February 7, 2020	151,234	142,160	24,500	(117,660)
February 26, 2020	151,515	45,455	20,000	(25,455)
February 26, 2020	140,151	39,242	18,500	(20,742)
March 9, 2020	170,000	27,200	13,090	(14,110)
March 9, 2020	195,547	68,441	13,000	(55,441)
March 11, 2020	180,505	63,177	12,000	(51,177)
April 1, 2020	140,000	9,800	3,889	(5,911)
April 1, 2020	220,000	15,400	6,666	(8,734)
April 2, 2020	218,678	16,379	7,000	(9,379)
April 21, 2020	264,026	24,649	8,000	(16,649)
May 15, 2020	258,000	25,800	7,166	(18,634)
May 19, 2020	426,000	80,940	17,338	(63,602)
May 19, 2020	675,675	100,000	30,000	(70,000)
May 19, 2020	350,000	33,250	12,705	(20,545)
May 19, 2020	337,837	50,000	15,000	(35,000)
May 21, 2020	298,606	56,735	13,258	(43,477)
May 21, 2020	611,111	116,111	27,750	(88,361)
July 8, 2020	500,000	45,000	10,500	(34,500)
July 8, 2020	857,142	72,857	18,000	(54,857)
July 8, 2020	600,000	22,800	11,549	(11,251)
July 8, 2020	639,846	51,188	13,437	(37,751)
July 8, 2020	880,952	70,476	18,500	(51,976)
July 10, 2020	809,523	29,952	17,000	(12,952)
July 17, 2020	1,121,212	55,948	18,500	(37,448)
July 17, 2020	1,151,515	46,291	19,500	(26,791)
July 20, 2020	1,130,000	45,426	17,091	(28,335)
July 23, 2020	879,157	43,870	14,506	(29,364)
August 3, 2020	1,309,824	35,234	14,146	(21,088)
August 3, 2020	1,638,117	33,991	17,692	(16,299)
August 10, 2020	1,412,525	30,553	15,255	(15,298)
August 13, 2020	1,000,000	20,100	15,000	(5,100)
August 13, 2020	1,130,000	25,877	11,311	(14,566)
August 13, 2020	1,465,201	29,451	16,000	(13,451)
August 19, 2020	1,484,615	22,269	19,300	(2,969)
August 25, 2020	1,750,000	125,125	11,340	(113,785)
August 25, 2020	1,483,146	106,045	13,200	(92,845)
August 25, 2020	620,033	44,332	4,018	(40,314)
August 25, 2020	1,490,000	106,535	8,851	(97,684)
August 25, 2020	1,893,939	135,417	12,500	(122,917)
August 26, 2020	1,818,182	130,000	12,000	(118,000)
August 27, 2020	1,808,989	156,839	16,100	(140,739)
August 31, 2020	1,808,989	84,842	16,100	(68,742)
September 1, 2020	1,560,000	79,560	9,266	(70,294)
September 2, 2020	1,808,989	80,283	16,100	(64,183)
September 9, 2020	1,808,989	66,119	16,100	(50,019)
September 10, 2020	2,727,273	92,045	18,000	(74,045)
September 14, 2020	1,560,000	46,566	9,266	(37,300)
September 17, 2020	345,291	12,879	7,700	(5,179)
September 18, 2020	2,938,117	113,705	19,039	(94,666)
September 22, 2020	1,515,151	57,879	10,000	(47,879)
September 24, 2020	412,831	51,232	5,699	(45,533)
September 29, 2020	2,600,000	310,700	15,444	(295,256)
Total	52,937,999	$3,577,005	$777,872	$(2,799,133)

(1)	Fair values are derived based on the closing price of the Company’s common stock on the date of the conversion notice.

(2)	Converted balance includes portions of principal, accrued interest, financing fees, interest penalties and other fees converted upon the issuance of shares of common stock.

Common Stock to be Issued

Common stock to be issued as at December 31, 2021 consists of:

●	97,260 shares valued at $19,647 to be issued pursuant to a service agreement. These were issued February 11, 2022.

Common stock to be issued as at December 31, 2020 consisted of:

●	3,264,285 shares valued at $52,229 to be issued pursuant to settlement of share-settled debt.

●	4,874,690 shares valued at $1,383,815 to be issued pursuant to settlement of various accounts payable balances and outstanding debt in exchange for shares of common stock to be issued.

Warrants

During the year ended December 31, 2021:

●	The Company granted 1,000,000 warrants with a contractual life of three years and exercise price of $0.25 per share pursuant to an investor relations agreement dated October 26, 2020. The warrants were valued at $163,998.

●	The Company granted 500,000 warrants with a contractual life of four years and exercise price of $1.00 per share. The warrants were valued at $668,461.

●	The Company granted 2,000,000 warrants with a contractual life of five years and exercise price of $0.35 per share. The warrants were valued at $410,425.

●	On July 20, 2021, pursuant to the July Series F SPA, the Company is to issue 1,180,000 warrants with a relative fair value of $138,066 valued on the agreement date, see note 12. The warrants have a contractual life of 5 years and exercise price of $0.30 per share. As at December 31, 2021, these warrants have not been issued.

During the year ended December 31, 2020:

●	On December 23, 2020, the Company granted 3,000,000 warrants concurrently with the execution of the Series F SPA. The warrants are exercisable into one share of common stock at an exercise price of $0.50 per share. Warrants were valued at $768,008, under the relative fair value allocation approach. The warrants expire on the five-year anniversary of the Initial Exercise Date.

●	On March 2, 2020, the Company granted 2,829,859 warrants with a contractual life of five years and exercise price of $0.25 per share in exchange for strategic advisory services. Warrants were valued at $465,248 using the Black Scholes Option Pricing Model with the assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

●	On October 26, 2020, the Company promised to grant 1,000,000 warrants with a contractual life of three years and exercise price of $0.25 per share in exchange for investor relations services. Warrants were valued at $163,998 using the Black Scholes Option Pricing Model with the assumptions outlined below and were issued subsequently on February 10, 2021. As at December 31, 2020, the value of the warrants was included in obligation to issue warrants.

●	On December 31, 2020, the Company granted 250,000 warrants with a contractual life of two years and exercise price of $1.00 per share as part of a Debt Conversion and Settlement agreement. Warrants were valued at $328,329.

The fair values of the warrants were calculated using the following assumptions for the Black Scholes Option Pricing Model:

	December 31, 2021	December 31, 2020
Risk-free interest rate	0.18% - 0.82%	0.13% - 0.88%
Expected life	3.29 - 5.11 years	2.0 - 5.0 years
Expected dividend rate	0%	0%
Expected volatility	285.40 – 300.18%	266 - 321%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding at year December 31, 2019	6,859,954	$0.77
Granted	6,079,859	0.40
Outstanding as at December 31, 2020	12,939,813	$0.60
Granted	3,500,000	0.41
Outstanding as at December 31, 2021	16,439,813	$0.56

As at December 31, 2021, the weighted average remaining contractual life of warrants outstanding was 2.53 years (2020 – 3.20 years) with an intrinsic value of $nil (2020 - $9,605,067).

Note 15 – RELATED PARTY TRANSACTIONS

As at December 31, 2021 the Company incurred $409,038 (2020 - $300,000) in salaries, bonuses of $206,556, and $197,906 (2020 - $nil) in consulting fees to the President and CEO, and CFO of the Company, and the President and CEO’s of the Company’s subsidiaries. The Company also repaid $317,997 of management fees and salaries previously owing to the President and CEO, of the Company from December 31, 2020 during the year ended December 31, 2021. As at December 31, 2021, the Company owed $28,117.98 (December 31, 2020 - $317,997) to the President, CEO, and CFO of the Company for management fees and salaries. Amounts owed and owing are unsecured, non-interest bearing, and due on demand.

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

Note 17 – CONTINGENCIES

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at December 31, 2021, included in trade and other payables is $29,329 (December 31, 2020 - $47,023) related to this unpaid invoice, interest and legal fees.

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

On October 10, 2017, a vendor filed a complaint for Breach of Contract with Superior Court of the State of California. The Complainant is alleging that it is contractually owed 1,848,130 shares of the Company’s common stock and is seeking damages of $270,000. In addition, a related vendor filed in the same filing a complaint for $72,000 as part of a consulting agreement the Company executed. Subsequent to year end, the Company reached a settlement of which the terms have not, as yet, occurred. As at December 31, 2020, included in accrued liabilities is a contingent liability of $115,000 for the expected financial impact of the settlement. On March 18, 2021, the Company issued 115,000 shares of restricted common stock pursuant to the settlement.

On April 9, 2018, the Company received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totalling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleges that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ seeks damages in excess of $200,000 but not more than $1,000,000, which consists of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. This action is still pending but as at September 30, 2020, JSJ has negotiated a reduced amount with a private investor. As at September 30, 2020, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable. In November 2020, the Company entered into a Settlement Agreement with JSJ for full and final satisfaction if its claims for $100,000 (the “Settlement Payment”) paid in cash on or before November 10, 2020. Upon receipt of the Settlement Payment, JSJ agreed to provide (a) a settlement agreement and release of all its claims against the Company; and (b) a consent dismissal order in B.C. Supreme Court Action No. 1911876 on a “without costs” basis. The Company paid cash of $100,000 on November 10, 2020 in satisfaction of the agreement. See Note 9(e).

Note 18 – INCOME TAX

For the years ended December 31, 2021 and 2020, there is $Nil and $Nil current and deferred income tax expense, respectively, reflected in the Statement of Operations.

The following are the components of income before income tax reflected in the Statement of Operations for the years ended December 31, 2021 and 2020:

Component of Loss Before Income Tax

	December 31, 2021	December 31, 2020
Loss before income tax	$(6,384,655)	$(6,177,099)
Income tax	$-	$-
Effective tax rate	21.0%	21.0%

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

As of December 31, 2020, the Company had aggregate net operating losses of $57,694,695 (2020 - $51,310,040) to offset future taxable income in the United States and the United Kingdom. The deferred tax assets at December 31, 2021 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 19 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended
	December 31, 2021	December 31, 2020

Cash paid during the period for:
Income tax payments	$—	$—
Interest payments	$57,111	$21,206

Non-cash investing and financing transactions:
Shares issued for convertible notes payable and accrued interest	$-	$5,501,965
Shares issued and to be issued for debt settlement	$191,235	$162,057
Shares issued and to be issued for services	-	2,119,537
Shares issued on conversion of preferred shares	$2,088,100	$1,596,631
Dividends payable with preferred shares to be issued	455,500	-
Initial recognition of lease assets	$9,904	$306,622
Initial recognition of lease liabilities	$9,904	$290,061

Note 20 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to the year ended for transactions and other events that may require adjustment of and/or disclosure in such consolidated financial statements.

Subsequent to December 31, 2021, the Company issued:

●	500,000 shares of common stock with a fair value of $101,000 to satisfy shares to be issued at December 31, 2021.

●	2,010,772 shares of common stock for conversion of 140 Series F Preferred Shares with an aggregate carrying value of $68,319.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021, that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

On December 31, 2020, the Company agreed to settle outstanding convertible notes of $193,889 and accrued interest totalling $127,354 for $250,000 paid in cash and the issuance of 200,000 shares of common stock which are included in shares to be issued.

On December 31, 2020, the Company agreed to settle outstanding loans payable of $567,500 and accrued interest totalling $529,990 in exchange for 375,000 shares of common stock which are included in shares to be issued and 250,000 two-year warrants convertible to common shares at $1.00 which were granted on December 31, 2020.

During the year ended December 31, 2020, the Company issued an aggregate of 52,937,999 shares of common stock with a fair value of $3,577,005 upon the conversion of $777,872 of convertible debentures and accrued interest

Preferred Stock Transactions

During the year ended December 31, 2021:

On October 26, 2020, the Company agreed to issue Series B preferred shares that are convertible into 1,000,000 common shares and 1,000,000 warrants for investor relations services. The preferred shares were valued at $1,340,000 based on the fair value of the underlying common stock and included in preferred shares to be issued at December 31, 2020. On February 17, 2021, the Company issued 100 shares of Series B preferred shares and 1,000,000 warrants, see note 14. 1 Series B preferred share is convertible into 100,000 shares of common stock, which meant that only 10 shares of Series B preferred shares should have been issued. On May 26, 2021, 50 shares of Series B preferred shares, instead of 5 shares of Series B preferred shares, were converted into 500,000 shares of common stock with a fair value of $670,000. On September 16, 2021, the Company cancelled 45 shares of Series B preferred shares and 5 shares of Series B preferred shares were converted into 500,000 shares of common stock with a fair value of $670,000.

On March 4, 2021, the Company issued an aggregate of 16 shares of Series B preferred shares to the Company’s board of directors for past services. These preferred shares were valued at $849,600 based on the fair value of the underlying common stock.

125 Series B preferred shares with a fair value of $1,734,800, were converted into common shares, inclusive of the conversion noted above.

1,512 Series C Preferred Shares were converted into common shares

On November 6, 2020, the Company received gross proceeds of $300,000 for 300 Series C Preferred Shares in lieu of the Second Closing for the Series C SPA. The shares were included in preferred shares to be issued at December 31, 2020. The preferred shares were issued April 13, 2021.

On December 7, 2020, the Company received gross proceeds of $200,000 for 200 Series C Preferred Shares in lieu of the Second Closing for the Series C SPA. The shares are included in preferred shares to be issued as at December 31, 2020. The preferred shares were issued April 13, 2021.

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

On July 20, 2021, pursuant to another Securities Purchase Agreement (the “July Series F SPA”), the Company received $400,000 for the subscription of 400 Series F preferred shares with a relative fair value of $261,934 and 1,180,000 warrants with a relative fair value of $138,066 valued on the agreement date which are recorded as obligation to issue shares and warrants respectively at December 31, 2021.

On August 3, 2021, 275 Series F Preferred Shares were converted into common shares.

On October 22, 2021, 210 Series F Preferred Shares were converted into common shares.

On November 30, 2021, 491 Series F Preferred Shares were converted into common shares.

On December 14, 2021, pursuant to another Securities Purchase Agreement (the “December Series F SPA”), the Company received $312,000 for the subscription of 312 Series F preferred shares. $12,000 was incurred as share issuance costs.

On December 31, 2021, pursuant to the December Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares.

During the year ended December 31, 2020:

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

Legal Proceedings

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at December 31, 2021, included in trade and other payables is $29,329 (December 31, 2020 - $47,023) related to this unpaid invoice, interest and legal fees.

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

On April 9, 2018, we received a share-reserve increase letter from JSJ Investments Inc. (“JSJ”) pursuant to the terms of a 10% convertible promissory note issued to the Company in the principal amount of $135,000. On April 24, 2018, the Company received a notice of default from JSJ for failure to comply with the share-reserve increase and on April 30, 2018 demanded payment in full of the default amount totalling $172,845. On May 7, 2018, JSJ commenced a lawsuit in the United States District Court, District of Dallas County, Texas. JSJ alleges that the Company failed to comply with the share-reserve increase letter, thus giving rise to an event of default, and failed to pay the outstanding default amount due under the terms of the note. JSJ seeks damages in excess of $200,000 but not more than $1,000,000, which consists of the principal amount of the note, default interest, and legal fees incurred by JSJ with respect to the lawsuit. This action is still pending but as at September 30, 2020, JSJ has negotiated a reduced amount with a private investor. As at September 30, 2020, the principal balance and accrued interest on this convertible note is included on the consolidated balance sheet under convertible notes payable. In November 2020, the Company entered into a Settlement Agreement with JSJ for full and final satisfaction if its claims for $100,000 (the “Settlement Payment”) paid in cash on or before November 10, 2020. Upon receipt of the Settlement Payment, JSJ agreed to provide (a) a settlement agreement and release of all its claims against the Company; and (b) a consent dismissal order in B.C. Supreme Court Action No. 1911876 on a “without costs” basis. The Company paid cash of $100,000 on November 10, 2020 in satisfaction of the agreement. See Note 9(e).

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth information about our director and executive officer as of the date of this report:

NAME	AGE	POSITION

Robert Silzer	74	Director, President, Chief Executive Officer, Secretary, Treasurer

Rick Curtis	64	President, Imperium Motor Company

Zahir Gonzalez Loaiza	28	Interim Chief Financial Officer

Christian Dubois		President, Imperium Motors Canada

Stephen Johnston	69	Director

James Singerling	76	Director

Michael Leemhuis	66	Director

Carol Cookerly	64	Director

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

Richard Curtis, President, Imperium Motor Company

Rick Curtis serves as president of Imperium Motor Company, the automotive subsidiary of DSG Global. His extensive 40-year background in the automotive field includes manufacturing, vehicle distribution, parts distribution, service management, dealer development and executive management of private and public dealer groups. Prior to joining DSG Global in 2019, Mr. Curtis and his business partner bought the Coda EV Automotive assets out of bankruptcy re-established Coda’s US manufacturing and set up parts, service and sales support nationwide. They later sold the remaining assets to Mullen Technologies where Mr. Curtis took the position of President. He also brought the company a large vehicle import business in Mexico that grew to tens of millions of dollars in revenue. His latest project was bringing the Qiantu K-50 Electric Sports Car for North American distribution. Prior to Mullen Technologies, Mr. Curtis served as a turnaround specialist for Lithia Automotive group in 3 western states. He also served as Director of Electric Vehicles for the largest privately-owned dealer group in San Francisco Bay Area. They became the top volume EV sellers for Nissan Leaf, Fiat 500 EV and Chevrolet Volt in the USA at the time. He brings extensive import and export sales experience in Asia, Africa, Europe and other markets worldwide. Mr. Curtis was a graduate of General Motors University of Automotive Management. He has also served as a guest speaker for the United States Department of Commerce on EVs and was a consultant to several EV companies, including the largest producer of EVs in the world at the time.

Zahir Loaiza, Interim Chief Financial Officer

Zahir assumed the role of the Company’s acting CFO in March 2021, after having previously served as its Corporate Controller since 2019. She oversees the management of cash flow and budgeting, financial reporting and preparation of financial statements, as well as the development and implementation of internal financial controls.

Her diverse international experience includes working as a staff accountant and controller at a publicly traded mining company, and at several law firms in the U.S., Canada and South America. Prior to her career in accounting she owned and operated multiple retail businesses. Ms. Loaiza holds a Licentiate degree in public accounting from Universidad de Carabobo, Venezuela, and is a Certified Assessment Evaluator.

Christian Dubois, President, Imperium Motors Canada.

Mr. Dubois has over 30 years of experience as an executive at some of the most prestigious automotive entities in Canada, including The Dilawri Group of Companies, BMW Canada and Mercedes-Benz Canada. For the last dozen years, Mr. Dubois served as regional director of operations and regional director of acquisitions and dealer development with The Dilawri Group of Companies, Canada’s largest automotive group with over 4,000 employees and 76 franchised dealerships representing 35 automotive brands.

Over the years, Mr. Dubois has led thousands of employees and hundreds of managers by providing them with road maps for success. Altogether, he has managed 41 stores, worked with the executive teams of most OEMs, and has represented dealers on multiple dealer councils. The retailers under his supervision have sold approximately 80,000 cars and trucks, with total revenues in excess of $6 billion. He has been instrumental in 17 dealer acquisitions and in winning 13 open points; he has also won 11 Retailer of the Year awards.

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

When the firm became known as KPMG, Mr. Johnston continued as an Audit Partner and in 1992 created the KPMG Golf Industry Practice and assumed responsibility as National Director. In 2006 he purchased the KPMG Golf Industry Practice and created Global Golf Advisors Inc., bringing with him the entire staff complement and client files to the new firm.

Mr. Johnston is a graduate of the University of Toronto with a Bachelor of Science degree and business courses complement relevant to his Chartered Accountant designation. His main focus is developing financial and business solutions for private clubs, public golf courses and resorts, golf communities, investors and lenders. Mr. Johnston provides a keen insight for banking and finance solutions arising from his years of advising numerous international financial institutions.

He has completed due diligence and valuation assignments for some of the largest golf-related transactions in North America and has completed multiple market studies to reposition various golf assets. In addition, Mr. Johnston has been actively involved with workouts/receiverships, providing operational and financial guidance. These assignments typically lead to member buyouts/transitions from developers or to an outright disposition of property. He has been recognized as one of the Top Powerbrokers in Canadian Golf by The National Post over the past 15 years.

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board of Directors.

Board Leadership Structure

The Board does not have an express policy regarding the separation of the roles of Chief Executive Officer and Director as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. The Board has designated Robert Singerling as Lead Independent Director. Currently, Robert Silzer serves as both the Company’s Chief Executive Officer and a Director. As Chief Executive Officer, Mr. Silzer is involved in the day-to-day operations of the Company and also provides strategic guidance on the Company’s operations. The Board believes Mr. Silzer’s experience and knowledge are valuable in the oversight of both the Company’s operations as well as with respect to the overall oversight of the Company at the Board level. The Board believes that this leadership structure is appropriate as Mr. Silzer is intimately knowledgeable with the Company’s current and planned operations.

Role of the Board and the Audit Committee in Risk Oversight

While management is charged with the day-to-day management of risks that the Company faces, the Board of Directors, and the Audit Committee of the Board, have been responsible for oversight of risk management. The full Board, and the Audit Committee since it was formed, have responsibility for general oversight of risks facing the Company. Specifically, the Audit Committee reviews and assesses the adequacy of the Company’s risk management policies and procedures with regard to identification of the Company’s principal risks, both financial and non-financial, and review updates on these risks from the Chief Financial Officer and the Chief Executive Officer. The Audit Committee also reviews and assesses the adequacy of the implementation of appropriate systems to mitigate and manage the principal risks.

Review and Approval of Transactions with Related Parties

The Board of Directors adopted a policy to comply with Item 404 of Regulation S-K of the Exchange Act as well as the Nasdaq Rules requiring that disinterested directors approve transactions with related parties which are not market-based transactions.

Generally, the Board of Directors will approve transactions only to the extent the disinterested directors believe that they are in the best interests of the Company and on terms that are fair and reasonable (in the judgment of the disinterested directors) to the Company.

Audit Committee

The Board of Directors established the Audit Committee on April 1, 2021,   Our Audit Committee charter compliies with Section 3(a)(58)(A) of the Exchange Act and Nasdaq Rule 5605. The Audit Committee was established to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The members of our Audit Committee are Michael Leemhuis, James Singerling, and Stephen Johnston. Mr. Johnston serves as chair of the Audit Committee. The Board of Directors determined that all members of our Audit Committee were independent under SEC Rule 10A-3(b)(1) and Nasdaq Rule 5605(a)(2). The Board has determined that all current members of the Audit Committee are “financially literate” as interpreted by the Board in its business judgment. Stephen Johnston has been qualified as an audit committee financial expert, as defined in the applicable rules of the SEC.

The Audit Committee meets periodically with our independent accountants and management to review the scope and results of the annual audit and to review our financial statements and related reporting matters prior to the submission of the financial statements to the Board. In addition, the Audit Committee meets with the independent auditors at least on a quarterly basis to review and discuss the annual audit or quarterly review of our financial statements.

We have established an Audit Committee Charter that deals with the establishment of the Audit Committee and sets out its duties and responsibilities. The Audit Committee is required to review and reassess the adequacy of the Audit Committee Charter on an annual basis. The Audit Committee Charter is available on our Company website at www.dsgglobal.com and furnished as exhibit 99.2 of the registration statement of which this prospectus forms a part.

Governance and Nominating Committee

The members of our Governance and Nominating Committee are Ms. Cookerly, and Messrs. Singerling, Johnston, and Leemhuis. Ms. Cookerly serves as chair of the Governance and Nominating Committee. This committee’s responsibilities include, among other things: identifying and evaluating candidates, including the nomination of incumbent directors for re-election and nominees recommended by shareholders, to serve on our Board; considering and making recommendations to our Board regarding the composition and chairship of the committees of our Board; developing and recommending to our Board’s corporate governance principles, codes of conduct and compliance mechanisms; and overseeing periodic evaluations of the Board’s performance, including committees of the Board.

When evaluating director candidates, the Governance and Nominating Committee may consider several factors, including relevant experience, independence, commitment, compatibility with the Chief Executive Officer and the Board’s culture, prominence and understanding of the Company’s business, as well as any other factors the Governance and Nominating Committee deems relevant at the time. The Governance and Nominating Committee makes a recommendation to the full Board as to any person it believes should be nominated by our Board, and our Board determines the nominees after considering the recommendation and report of the Governance and Nominating Committee. The Governance and Nominating Committee Charter is available on our Company website at www.dsgglobal.com and furnished as exhibit 99.4 of the registration statement of which this prospectus forms a part.

Compensation Committee

The members of our Compensation Committee are Ms. Cookerly, and Messrs. Singerling, Johnston and Leemhuis. Mr. Singerling serves as chair of the Compensation Committee. The Compensation Committee is responsible for making recommendations to the Board regarding the compensation of executive officers, to review and administer our Company’s equity compensation plans, to review, discuss, and evaluate at least annually the relationship between risk management policies and practices and compensation, as well as oversee the Company’s engagement with shareholders and proxy advisors.

In the event that our Nasdaq listing application is approved, effective upon the uplisting of our common stock to Nasdaq (which may not occur), the Compensation Committee will be in compliance with Nasdaq Rule 5605(d). The Compensation Committee consists of only independent directors in accordance with Nasdaq Rule 5605(a)(2) and all non-employee directors for purposes of Rule 16b-3 of the Exchange Act. The compensation of our CEO, Mr. Silzer, must be determined by the Compensation Committee and the CEO may not be present during voting or deliberations for his compensation.

Although Nasdaq Rule 5605(d)(3) provides that the Compensation Committee may (in its discretion, not Board discretion) retain compensation consultants, independent legal counsel, and other advisors, the independent directors acting as the Compensation Committee have not decided to do so. Our Compensation Committee Charter is available at our website www.dsgglobal.com and furnished as exhibit 99.3 of the registration statement of which this prospectus forms a part.

Code of Business Conduct and Ethics

On March 31, 2021, our Board of Directors adopted a Code of Business Conduct and Ethics Policy (the “Code of Conduct”). Our Code of Conduct is applicable to all of the Company’s and its subsidiaries’ employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Code of Conduct contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code. A copy of our Code of Business Conduct and Ethics Policy of the Company is posted at our website at www.dsgglobal.com and furnished as exhibit 99.1 of the registration statement of which this prospectus forms a part.

Insider Trading Policy and Supplemental Policy Concerning Trading in Company Securities by Certain Designated Persons

Our Insider Trading Policy and the Supplemental Policy Concerning Trading in Company Securities by Certain Designated Persons apply to all of our officers, directors, and employees, and provide strict guidelines as to restrictions on trading activity in the Company’s stock. including provisions for on trading blackout periods, benefit plans and Section 16 Reporting. These policies are posted at our website www.dsgglobal.com and furnished as exhibit 99.5 and 99.6, respectively, of the registration statement of which this prospectus forms a part.

Family Relationships

There are no family relationships among any of our directors or officers.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	our principal financial officer;

(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2021 and 2010; and

(d)	up to two additional individuals for whom disclosure would have been provided under (c) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2021 and 2020, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Robert Silzer, Director, President, Chief	2021	300,000	196,556	212,400	39,038	747,994
	2020	300,000		338,400		638,400
Zahir Loaiza, Interim CFO	2021	74,606			10,000	84,606
	2020	n/a	n/a	n/a	n/a	n/a
Christian Dubois, President Imperium Motor Company, Canada	2021				63,300	63,300
	2020	n/a	n/a	n/a	n/a	n/a
Rick Curtis, CEO Imperium Motor Company, USA	2021	70,000			60,000	130,000
	2020	n/a	n/a	n/a	n/a	n/a

103

As of December 31, 2021, we had no employment agreements with any of our executive officers or employees.

Summary of Employment Agreements and Material Terms

We have not entered into any employment or consulting agreements with any of our current officers, directors, or employees.

Outstanding Equity Awards.

For the years ended December 31, 2021 and 2020, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

The particulars of the compensation paid to each of our director during our fiscal years ended December 31, 2020 and 2019 are set out in the following summary compensation table, except that no disclosure is provided for any director who’s also a named executive officer and whose compensation is fully reflected in the above Executive Summary Compensation Table:

DIRECTOR COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Johnston,	2021	Nil	Nil	212,400	Nil	Nil	Nil	Nil	Nil
Director(1)	2020	Nil	Nil	33,840	Nil	Nil	Nil	Nil	Nil
James Singerling,	2021	Nil	Nil	212,400	Nil	Nil	Nil	Nil	Nil
Director(2)	2020	Nil	Nil	33,840	Nil	Nil	Nil	Nil	Nil
Michael Leemhuis,	2021	Nil	Nil	106,200	Nil	Nil	Nil	Nil	Nil
Director(3)	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Carol Cookerly,	2021	Nil	Nil	106,200	Nil	Nil	Nil	Nil	Nil
Director(4)	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Jason Sugarman,	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Director(5)	2020	Nil	Nil	11,280	Nil	Nil	Nil	Nil	Nil

(1) Mr. Johnston has served as a director since June 16, 2015.

(2) Mr. Singerling has served as a director since June 16, 2015.

(3) Mr. Leemhuis has served as a director since April 8, 2020.

(4) Ms. Cookerly has served as a director since April 8, 2020.

(5) Mr. Sugarman served as a director from April 8, 2020 until July 11, 2019.

104

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

Name and Address of Beneficial Owner	Office, if Any	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors
Robert Silzer 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director, president, chief executive officer, secretary, and treasurer	Common Stock	4,402,019	(3)	3.347%
Zahir Loaiza 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Interim Chief Financial Officer	Common Stock	-	(4)
Christian Dubois 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	President, Imperium Motor Company, Canada	Common Stock	-	(4)
Rick Curtis 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Chief Executive Officer, Imperium Motor Company, USA	Common Stock	1,500,000	(4)
Stephen Johnston 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	1,000,000	(5)	(4)
James Singerling 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	1,000,000	(5)	(4)
Michael Leemhuis 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	200,000	(6)	(4)
Carol Cookerly 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	200,000	(6)	(4)
All officers and directors as a group	Common stock, $0.001 par value	8,302,019	6.31ffsh	%

5%+ Security Holders	-	(4)
None	-	-
All 5%+ Security Holders	Common stock, $0.001 par value	-	(4	)-

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Percentages are based on 131,515,955 shares of our Company’s common stock issued and outstanding at March 29, 2022. Does not include: (i) 12,939,813 common shares underlying outstanding warrants; (ii)15,527,556 common shares underlying shares of outstanding Series B, C, and E Preferred Stock; or (iii) an indeterminate number of common shares underlying outstanding shares of Series F Preferred Stock.

(3)

Includes 2,019 issued common shares and 4,400,000 common shares issuable upon voluntary conversion of 44 Series B Preferred shares. Does not include 150,376 shares of non-convertible Series A Preferred stock carrying voting rights with the common stock equal to 665 votes per Series A Preferred share (100,002,059 votes, or []% of votes in the aggregate).

(4)	Less than 1%

(5)

Includes 1,000,000 common shares issuable upon voluntary conversion of 10 Series B Preferred shares. Does not include 25,000 shares of non-convertible Series A Preferred stock carrying voting rights with the common stock equal to 665 votes per Series A Preferred share

(5)	Includes 200,000 common shares issuable upon voluntary conversion of 2 Series B Preferred shares.

105

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As at December 31, 2021 the Company incurred $409,038 (2020 - $300,000) in salaries, bonuses of $206,556, and $197,906 (2020 - $nil) in consulting fees to the President and CEO, and CFO of the Company, and the President and CEO’s of the Company’s subsidiaries. The Company also repaid $317,997 of management fees and salaries previously owing to the President and CEO, of the Company from December 31, 2020 during the year ended December 31, 2021. As at December 31, 2021, the Company owed $28,117.98 (December 31, 2020 - $317,997) to the President, CEO, and CFO of the Company for management fees and salaries. Amounts owed and owing are unsecured, non-interest bearing, and due on demand.

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

	2021	2020
Audit fees	$69,201	$75,897
Audit related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil
Total	$69,201	$75,897

Audit fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements, reviews of our quarterly reports on Form 10-Q and certain additional services associated with accessing capital markets, including reviewing registration statements and the issuance and preparation of comfort letters and consents.

Saturna Group Chartered Professional Accountants, LLP served as our independent registered public accounting firm from October 2017 to January 2019.

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

106

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	April 1, 2022	DSG Global Inc.

		By:	/s/ Robert Silzer
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

Signature	Title	Date

/s/ Robert Silzer	Chief Executive Officer, Chief Financial Officer and Chairman of the	April 1, 2022
Robert Silzer	Board of Directors (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Stephen Johnston	Director	April 1, 2022
Stephen Johnston

/s/ James Singerling	Director	April 1, 2022
James Singerling

/s/ Michael Leemhuis	Director	April 1, 2022
Michael Leemhuis

/s/ Carol Cookerly	Director	April 1, 2022
Carol Cookerly

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.1.6	Certificate of Change of the Registrant	8-K	3.1	03-26-19

3.1.7	Certificate of Correction of the Registrant	8-K	3.2	03-26-19

3.1.8	Series A - Certificates of Amendment and Designation dated November 22, 2019				*

3.1.9	Series C - Certificates of Amendment and Designation dated December 22, 2020				*

3.1.10	Series F – Certificates of Designation dated December 22, 2020				*

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1	Subscription Agreement / Debt Settlement, dated September 26, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.1	08-17-15

10.2	Addendum to Subscription Agreement / Debt Settlement, dated October 7, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.2	08-17-15

10.3	Second Addendum to Subscription Agreement / Debt Settlement, dated April 29, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.3	08-17-15

10.4	Third Addendum to Subscription Agreement / Debt Settlement, dated August 11, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.4	08-17-15

10.5	Letter from Westergaard Holdings Ltd., dated September 1, 2015, extending dates of redemption obligations.	8-K	10.1	09-08-15

EX-1

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith

10.6	Letter from Westergaard Holdings Ltd., dated November 10, 2015, extending dates of redemption obligations	10-Q	10.1	11-16-15

10.7	Letter fromWestergaard Holdings Ltd., dated December 31, 2015, extending dates of redemption obligations	8-K	10.1	03-09-16

10.8	Convertible Note of DSG TAG Systems Inc., dated March 31, 2015, payable to Adore Creative Agency, Inc.	8-K	10.5	08-17-15

10.9	Convertible Note Agreement, dated August 25, 2015, between the Registrant and Jerry Katell, Katell Productions, LLC and Katell Properties, LLC	10-Q	10.2	11-13-15

10.10	Agreement (TAG Infinity XL 12” ) dated February 15, 2014 between DSG TAG Systems Inc. and DSG Canadian Manufacturing Corp.	8-K	10.2	12-05-15

10.11	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A.Bosa & Co (Kootenay) Ltd.	10-K	10.5	05-28-19

10.12	Lease agreement (Modified), dated January 21, 2016 and February 1, 2016 between DSG TAG Systems Inc. and Benchmark Group	10-K	10.6	05-28-19

10.13	Loan agreement, dated February 11, 2016 between DSG TAG Systems Inc. and Jeremy Yaseniuk	10-K	10.7	05-28-19

10.14	Loan agreement, dated March 31, 2016 between DSG TAG Systems Inc. and E. Gary Risler	10-K	10.8	05-28-19

10.15	Letter from Westergaard Holdings Ltd., dated April 29, 2016	10-K	10.1	05-20-16

10.16	Security purchase agreement between DSG Global Inc. and Coastal Investment Partners, dated November 7 2016	8-K	10.1	11-15-16

10.17	Letter of Resignation by Board Member Keith Westergaard	10-Q	10.1	12-16-16

10.18	Equity Financing Agreement dated September 18, 2019 between DSG Global, Inc. and GHS Investments, LLC	S-1	10.9	10-04-19

10.19	Registration Rights Agreement dated September 18, 2019 between DSG Global, Inc. and GHS Investments, LLC	S-1	10.10	10-04-19

10.20	Advisory Services Agreement dated as of March 2, 2020 Graj + Gustavsen, Inc. .	8-K	10.1	03-06-20

10.21	Stock Purchase Agreement between the Company and GHS dated December 23, 2020	8-k	10.1	12-31-20

10.22	Warrant Agreement dated December 23, 2020	8-K	10.2	12.31.20

10.23	OEM Cooperation Agreement with Skywell New Energy Automobile Group Co. Ltd. Dated February 5, 2021.	8-K	10.1	02-23-21

21	List of Subsidiary:	10-K	21.1	05-02-16

EX-2

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101*	Interactive Data File

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

#*	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

EX-3