Form 10-Q
period 2022-03-31
DSG Global Inc.
filed 2022-06-14
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each classes	Trading Symbols(s)	Name of each exchange on which registered
None	N/A	N/A

As at June 10, 2022, the issuer had 131,515,955 shares of common stock issued and outstanding.

DSG GLOBAL, INC.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of DSG Global Inc. as at March 31, 2022, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three-month period ended March 31, 2022, are not necessarily indicative of the results that can be expected for the year ending December 31, 2022.

DSG GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31, 2022, AND DECEMBER 31, 2021

(Expressed in U.S. dollars)

(UNAUDITED)

	March 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$285,433	$275,383
Trade receivables, net	398,065	239,822
Lease receivable	169,616	87,020
Inventories	739,475	712,678
Prepaid expenses and deposits	316,490	385,323
TOTAL CURRENT ASSETS	1,909,079	1,700,226

Lease receivable	817,181	723,216
Fixed assets, net	138,300	177,194
Intangible assets, net	11,297	11,604
TOTAL ASSETS	$2,875,857	$2,612,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$1,816,091	$1,202,598
Deferred revenue	342,174	255,984
Lease liability	101,452	121,270
Loans payable	2,827,940	2,115,049
Convertible notes payable	319,514	319,488
TOTAL CURRENT LIABILITIES	5,407,171	4,014,389

Lease liability	23,942	38,696
Loans payable	150,000	212,898
TOTAL LIABILITIES	5,581,113	4,265,983

Contingencies (Note 16)

MEZZANINE EQUITY
Redeemable preferred stock, $0.001 par value, 24,010,000 shares authorized (2021 – 24,010,000), 50,914 issued and outstanding, 1,290 to be issued (2021 – 50,804 issued and outstanding, 1,206 to be issued)	2,869,583	3,143,402

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 3,010,000 shares authorized (2021 – 3,010,000), 200,454 issued and outstanding (2021 – 200,454 issued and outstanding)	1,199,480	1,199,480
Common stock, $0.001 par value, 350,000,000 shares authorized, (2021 – 350,000,000); 131,515,955 issued and outstanding (2021 – 128,345,183)	131,521	128,350
Additional paid in capital, common stock	50,750,826	50,068,418
Discounts on common stock	(69,838)	(69,838)
Common stock to be issued	-	19,647
Obligation to issue warrants	261,934	261,934
Accumulated other comprehensive income	1,312,608	1,289,559
Accumulated deficit	(59,161,370)	(57,694,695)
TOTAL STOCKHOLDERS’ DEFICIT	(5,574,839)	(4,797,145)

TOTAL LIABILITIES MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$2,875,857	$2,612,240

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE ENDED MARCH 31, 2022 AND 2021

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ending
	March 31, 2022	March 31, 2021

Revenue	$744,251	$387,106
Cost of revenue	486,957	130,692
Gross profit	257,294	256,414

Operating expenses
Compensation expense	455,954	1,263,384
General and administration expense	678,489	401,543
Bad debt expense	12,482	4,580
Depreciation and amortization expense	3,137	5,123
Total operating expense	1,150,062	1,674,630
Loss from operations	(892,768)	(1,418,216)

Other income (expense)
Foreign currency exchange	(28,433)	(14,826)
Other income	-	16,645
Gain on extinguishment of debt	10,240	76,316
Gain on disposal	3,960	-
Redemption premium	(3,062)	-
Finance costs	(556,612)	(11,490)
Total other income (expense)	(573,907)	66,645

Net loss	$(1,466,675)	$(1,351,571)

Net loss per share

Basic and diluted:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	129,729,242	101,999,610

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ending
	March 31, 2022	March 31, 2021

Net loss	$(1,466,675)	$(1,351,571)
Other comprehensive (loss) income

Foreign currency translation adjustments	23,049	(5,920)

Comprehensive loss	$(1,443,626)	$(1,357,491)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. dollars)

(UNAUDITED)

	Common Stock						Preferred stock (equity)
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Obligation to issue warrants	Shares	Par value	Additional paid in capital	To be issued	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2020	95,765,736	$94,018	$43,299,937	$(69,838)	$1,436,044	$163,998	200,508	$200	$744,480	$1,340,000	$1,252,082	$(51,310,040)	$(3,049,119)

Issuance for cash	-	-	-	-	-	-	-	-	-	-	-	-	-
Shares issued for debt settlement	8,253,975	8,254	1,488,625	-	(1,436,044)	-	-	-	-	-	-	-	60,835
Shares and warrants issued for services	150,000	150	302,598	-	-	(163,998)	-	-	-	-	-	-	138,750
Cancellation of shares due to duplicate issuance	(1,751,288	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for services	-	-	-	-	-	-	116		2,189,600	(1,340,200)	-	-	849,600
Shares issued on conversion of preferred shares	7,118,548	7,119	963,857	-	-	-	(37)		(208,680)	-	-	-	762,296
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(5,920)	(1,351,571)	(1,357,491)
Balance, March 31, 2021	109,536,971	$109,541	$46,055,017	$(69,838)	$-	$-	200,587	$200	$2,725,400	-	$1,246,162	$(52,661,611)	$(2,595,129)

Balance, December 31, 2021	128,345,183	$128,350	$50,068,418	$(69,838)	$19,647	$261,934	200,454	$200	$1,199,280	-	$1,289,559	$(57,694,695)	$(4,797,145)

Shares issued for cash	-	-	-	-	-	-	-	-	-	-	-	-
Shares issued for debt settlement	500,000	500	46,500	-	(500)	-	-	-	-	-	-	-	46,500
Shares and warrants issued for services	660,000	660	114,100	-	(19,147)	-	-	-	-	-	-	-	95,613
Dividends	-	-	455,500	-	-	-	-	-	-	-	-	-	455,500
Shares issued on conversion of preferred shares	2,010,772	2,011	66,308	-	-	-		-	-	-	-	-	68,319
Net loss for the period	-	-	-	-	-	-	-	-	-	-	23,049	(1,466,675)	(1,443,626)
Balance, March 31, 2022	131,515,955	$131,521	$50,750,826	$(69,838)	$-	$261,934	200,454	$200	$1,199,280	-	$1,312,608	$(59,161,370)	$(5,574,839)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022, AND 2021

(Expressed in U.S. Dollars)

(UNAUDITED)

	March 31, 2022	March 31, 2021

Net loss	$(1,466,675)	$(1,351,571)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,788	5,123
Accretion of discounts on debt	167,355	-
Bad debt expense	12,482	4,580
Accretion on lease liability	12,958	-
Preferred shares issued for services	-	849,600
Shares and warrants issued for services	48,904	138,750
Gain on extinguishment of debt	(10,240)	(76,316)
Unrealized foreign exchange (gain) loss	(5,287)	(4,406)
Gain on asset disposal	(3,960)	-

Changes in non-cash working capital:
Trade receivables, net	(165,574)	(58,810)
Inventories	(19,852)	(95,128)
Prepaid expense and deposits	174,650	(53,013)
Lease receivable	(161,963)	(244,963)
Trade payables and accruals	596,277	(604,939)
Deferred revenue	82,325	(14,509)
Operating lease liabilities	(49,731)	95,780
Interest on mandatorily redeemable preferred shares	3,062	-
Net cash used in operating activities	(750,481)	(1,409,822)

Cash flows from investing activities
Purchase of equipment	(1,426)	(10,573)
Disposal of property and equipment	10,225	-
Net cash provided by (used in) investing activities	8,799	(10,573)

Cash flows from financing activities
Proceeds from issuing preferred shares	-	1,500,000
Proceeds from notes payable	500,000	-
Proceeds from shares to be issued	250,000	-
Payments on notes payable	(20,411)	(193,889)
Net cash provided by financing activities	729,589	1,306,111

Effect of exchange rate changes on cash	22,143	16,076

Net increase (decrease) in cash	10,050	(98,208)
Cash at beginning of period	275,383	1,372,016

Cash at the end of the period	$285,433	$1,273,808

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

(Expressed in U.S. Dollars)

(UNAUDITED)

Note 1 – ORGANIZATION

DSG Global, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 24, 2007.

The Company is a technology development company engaged in the design, manufacture, and marketing of fleet management solutions in the golf industry. The Company’s principal activities are the sale and rental of GPS tracking devices and interfaces for golf vehicles and related support services. Starting during the year ended December 31, 2021, the Company began to market low speed electric vehicles, and e-bikes, recognizing its first sales in this space. Sales from these product lines have not reached a level of materiality to be disclosed as separate segments of the business. The Company also began the start of the homologation project for electric vehicles.

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

On September 17, 2021, The Company incorporated AC Golf Carts, Inc. (“AC Golf Carts”), under the laws of the State of Nevada, for which it subscribed to all authorized stock, 100 common shares at a price of $0.001 par value per share. AC Golf Carts is a wholly owned subsidiary of the Company.

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

As of March 31, 2022, the Company had working capital deficit of $3,498,092 and had an accumulated deficit of $59,161,370 since inception. Furthermore, the Company incurred a net loss of $1,466,675 and used $750,481 of cash flows for operating activities during the three months ended March 31, 2022. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2021. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Principles of Consolidation

The interim condensed consolidated financial statements include the accounts of DSG Global Inc., its subsidiary VTS, and its wholly owned subsidiaries Imperium Motor Corp., Imperium Motor Company of Canada Corporation, DSG UK, and AC Golf Carts, collectively referred to as the “Company”. All intercompany accounts, transactions and profits were eliminated in the consolidated financial statements.

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

Significant Accounting Policies

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

Warranty Reserve

The Company accrues for warranty costs, sales returns, and other allowances based on its historical experience. During the periods ended March 31, 2022 and 2021, the Company did not provide a warranty for any of its products sold during those periods. The warranty reserve was $Nil as at March 31, 2022 and March 31,2021.

Re-classification

During the period ended March 31, 2022, the Company re-classified dividends that were accrued on its redeemable preferred shares during the year ended December 31, 2021. An amount of $455,500 was re-classified from additional paid in capital on common stock, to additional paid in capital preferred stock – mezzanine equity (Note 13). This change is reflected in the interim condensed consolidated statement of changes in stockholders’ deficit.

Note 4 – TRADE RECEIVABLES, NET

As of March 31, 2022, and December 31, 2021, trade receivables consist of the following:

	March 31, 2022	December 31, 2021
Accounts receivable	$442,267	$271,950
Allowance for doubtful accounts	(44,202)	(32,128)
Total trade receivables, net	$398,065	$239,822

Note 5 – INVENTORIES

As of March 31, 2022, and December 31, 2021, inventories consist of the following:

	March 31, 2022	December 31, 2021
Parts and accessories	$239,678	$226,230
Golf carts	229,624	158,588
E-bikes	35,060	35,060
Electric vehicles	235,113	292,800
Total inventories	$739,475	$712,678

Note 6 – FIXED ASSETS AND EQUIPMENT ON LEASE

As of March 31, 2022, and December 31, 2021, fixed assets consisted of the following:

	March 31, 2022	December 31, 2021
Machinery	$5,040	$5,040
Furniture and equipment	2,387	2,350
Computer equipment	43,838	41,784
Vehicles	19,989	28,360
Right-of-use assets	312,544	312,410
Accumulated depreciation	(245,498)	(212,750)
	$138,300	$177,194

For the three months ended March 31, 2022, total depreciation expense for fixed assets was $2,830 (March 31, 2021 - $4,816) and is included in depreciation and amortization expense. For the three months ended March 31, 2022, total depreciation for right-of-use assets was $31,651 (March 31, 2021 - $27,525) and is included in general and administration expense as operating lease expense.

Note 7 – INTANGIBLE ASSETS

As of March 31, 2022, and December 31, 2021, intangible assets consist of the following:

	March 31, 2022	December 31, 2021
Intangible asset – Patent	$22,353	$22,353
Accumulated amortization	(11,056)	(10,749)
	$11,297	$11,604

Patents are amortized on a straight-line basis over their estimated useful life of 20 years. For the three months ended March 31, 2022, total amortization expense for intangible assets was $307 (March 31, 2021 - $307).

Note 8 – TRADE AND OTHER PAYABLES

As of March 31, 2022, and December 31, 2021, trade and other payables consist of the following:

	March 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$1,201,341	$949,937
Accrued interest	608,892	248,610
Other liabilities	5,858	4,051
Total payables	$1,816,091	$1,202,598

Note 9 – LOANS PAYABLE

As of March 31, 2022, and December 31, 2021, loans payable consisted of the following:

	March 31, 2022	December 31, 2021
Unsecured loan payable in the amount of CAD$40,000, due on or before December 31, 2025(a)	$31,935	$31,449
Unsecured loan payable in the amount of CAD$40,000, due on or before December 31, 2025(b)	31,935	31,449
Unsecured loan payable, due on May 21, 2022, interest at 1% per annum(c)	30,115	30,115
Secured loan payable, due on June 5, 2050, interest at 3.75% per annum(d)	150,000	150,000
Unsecured loan payable, due on June 20, 2022, interest at 9% per annum(e)	2,251,304	2,084,934
Preferred F series shares issued with mandatory redemption(f)	482,651	-
	2,977,940	2,327,947
Current portion	(2,827,940)	(2,115,049)
Loans payable, Long term	$150,000	$212,898

(a)	On April 17, 2020, the Company received a loan in the principal amount of $31,935 (CAD$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(b)	On April 21, 2020, the Company received a loan in the principal amount of $31,935 (CAD$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(c)	On May 21, 2020, the Company received a loan in the principal amount of $30,115 under the Paycheck Protection Program. The loan bears interest at 1% per annum and is due on May 21, 2022 with payments deferred for the first six months of the term.

(d)	On June 5, 2020, the Company received a loan in the principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan. The payments are applied against any accrued interest before principal amounts are repaid.

(e)	On September 13, 2021, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company received cash proceeds of $2,000,000 on September 13, 2021 in exchange for the issuance of an unsecured convertible promissory note in the principal amount of $2,400,000, which was inclusive of a $400,000 original issue discount and bears interest at 9% per annum to the holder and matures June 20, 2022. If the convertible note is not paid in full before December 12, 2021, an additional $100,000 of guaranteed interest will be added to the note. An additional $100,000 of guaranteed interest will be added to the note on the 12th day of each succeeding month during which any portion of the convertible note remains unpaid. Any principal or interest on the convertible note that is not paid when due or during any period of default bears interest at 24% per annum.

In the event of a default, the note is convertible at the price that is equal to a 40% discount to the lowest trading price of the Company’s common shares during the 30 day trading period prior to the conversion date.

During the three months ended March 31, 2022, the Company recorded $166,369 in interest expense including $354,000 of additional interest. As at March 31, 2022, the carrying value of the convertible promissory note was $2,251,304 (December 31, 2021 - $2,084,935).

(f)	On February 17, 2022, the Company entered into a Waiver of Conditions (the “Waiver”) to the Share Purchase Agreement (the “SPA”) dated December 13, 2021. The Company received two payments in the amount of $250,000 on each of February 28, 2022 and March 31, 2022 for 500 preferred series F shares in total. Under the Waiver, the Company agrees to repay these amounts, on an ongoing basis, by remitting 20% of all gross sales back to the subscriber until such time that the 500 shares of the Series F Preferred Stock issued pursuant to this Waiver agreement are redeemed in full. As these preferred F series shares subscribed for under the Waiver are mandatorily redeemable, the two amounts of $250,000 were recorded as liabilities, as per ASC 480-10. Under the original terms of the SPA, redemption of preferred F series shares requires a 15% premium payment on the face value. As such, a total Redemption Premium of $75,000 will be paid on the redemption as part of the 20% gross sales remittance, and will be amortized as the repayments are made. During the period ended March 31, 2022, $3,062 was recognized, and recorded as interest expense, included as part of the loan.

During the three months ended March 31, 2022, the Company made required payments in the amount of $20,411, which was applied against the loan payable.

The total outstanding balance as at March 31, 2022 was $482,651.

Note 10 – CONVERTIBLE NOTES

As of March 31, 2022, and December 31, 2021, convertible loans payable consisted of the following:

Third Party Convertible Notes Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a former director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at March 31, 2022, the carrying value of the convertible promissory note was $310,000 (December 31, 2021 - $310,000).

(b)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. As at March 31, 2022, the carrying value of the note was $9,514 (December 31, 2021 - $9,439), relating to an outstanding penalty.

Note 11 - LEASES

Lessor

During the year ended December 31, 2020, the Company began financing the lease of certain assets under rental revenue contracts with its customers and accounts for them in accordance with ASC 842 as outlined under “Leases” in Note 3 of the consolidated financial statements for the year ended December 31, 2020.

During the three months ended March 31, 2022, the Company recognized new lease receivables of $177,893, net of the $nil of leases transferred to third party management (December 31, 2021 - $817,619 net of $120,231 of leases transferred to third party management). The lease receivable reflects lease payments expected to be received over the terms of the agreements and derecognized $97,350 (December 31, 2021 - $492,096) in inventory related to the underlying assets, being recorded to cost of goods sold.

Lease receivable	March 31, 2022	December 31, 2021
Balance, beginning of the period	$810,236	$42,856
Additions	177,893	937,850
Transfer to third party	-	(120,231)
Interest on lease receivables	10,092	19,452
Receipt of payments	(17,607)	(60,445)
Foreign exchange	6,183	(9,246)
Balance, end of the period	986,797	810,236
Current portion of lease receivables	(169,616)	(87,020)
Long term potion of lease receivables	$817,181	$723,216

Lease receivables are measured at the commencement date based on the present value of future lease payments less the present value of the unguaranteed residual asset. The Company uses the rate implicit in the rental revenue contracts to calculate the present value of future payments and unguaranteed residual asset at the date of commencement.

Lessee

The Company leases certain assets under lease agreements.

On October 1, 2019, the Company entered into a 5-year lease agreement for a photocopier (the “Copier Lease”). Upon recognition of the lease, the Company recognized right-of-use assets of $8,683 and lease liabilities of $8,683. As of March 31, 2022, the Copier Lease had a remaining term of 2.5 years.

On July 10, 2020, the Company entered into a lease agreement for retail, showroom and warehouse space in Fairfield, CA (the “Fairfield Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $164,114 and lease liabilities of $156,364. The difference between the recorded operating lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $7,750. The lease included a rent-free period with rent payments commencing on October 1, 2020. The Fairfield Lease also included a refundable security deposit of $7,750 which is included in prepaid expenses and deposits at March 31, 2022. As of March 31, 2022, Fairfield Lease had a remaining term of 0.42 years.

On July 14, 2020, the Company entered into a lease agreement for office space in Surrey, BC (the “Croydon Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $133,825 (CAD$175,843) and lease liabilities of $125,014 (CAD$163,895). The difference between the recorded operating lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $8,811 (CAD$11,948). The lease included a rent-free period with rent payments commencing on September 1, 2020. As of March 31, 2022, the Croydon Lease had a remaining term of 1.33 years.

On April 1, 2021, the Company entered into a lease agreement for a credit card processing machine (the “FD 150 Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $1,018 and lease liabilities of $1,018. As of March 31, 2022, the FD 150 Lease had a remaining term of 2.08 years.

On June 2, 2021, the Company entered into a lease agreement for a trailer (the “Trailer Lease”). Upon recognition of the lease, the Company recognized right-of-use assets of $8,886 (CAD$11,016) and lease liabilities of $8,886 (CAD$11,016). As of March 31, 2022, the Trailer Lease had a remaining term of 3.17 years.

Right-of-use assets have been included within fixed assets, net and lease liabilities have been included in operating lease liability on the Company’s consolidated balance sheet.

Right-of-use assets	March 31, 2022	December 31, 2021
Cost	$312,545	$312,318
Accumulated depreciation	(202,238)	(170,530)
Foreign exchange	-	29
Total right-of-use assets	$110,307	$141,880

Lease liability	March 31, 2022	December 31, 2021
Current portion	$101,452	$121,270
Long-term portion	23,942	38,696
Total lease liability	$125,394	$159,966

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

Right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lase if it is reasonably certain that the Company will exercise that option.

Lease expense for the three months ended March 31, 2022, was $34,098 (2021 - $27,525 and is recorded in general and administration expense).

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of March 31, 2022, for the next three years are as follows:

Lease commitments and lease liability	March 31, 2022
2022	$88,219
2023	40,395
2024	4,650
2025	1,159
Total future minimum lease payments	134,423
Discount	(9,029)
Total	125,394

Current portion of operating lease liabilities	(101,452)
Long-term portion of operating lease liabilities	$23,942

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

The following table summarizes the Company’s redeemable preferred share activities for the period ended March 31, 2022, and for the comparative March 31, 2021 period.

	Shares	Par	Additional paid in capital	To be issued		Total
Balance December 31, 2020	49,230	$49	$1,007,895	$1,265,799		$2,273,743
Issuance	3,000	3	2,231,989	(731,991)		1,500,001
Converted for common shares	(762)	(1)	(762,295)	-		(762,296)
Balance, March 31, 2021	51,468	51	2,477,589	533,808		$3,011,448

Balance December 31, 2021	50,804	$51	$2,201,786	$975,373		$3,177,210
Issuance	250	-	-	250,000		250,000
Converted for common shares	(140)	-	(68,319)	(33,808	)(2)	(102,127)
Accrued preferred stock dividends(1)	-	-	(539,213)	83,713		(455,500)
Balance, March 31, 2022	50,914	$51	$1,594,254	$1,275,278		$2,896,583

(1)	The amount of $539,213 accrued against additional paid in capital includes the $455,500 of accrued dividends on redeemable preferred stock related to the year ended December 31, 2021, and is the reclass described above in Note 3.
(2)	$33,808 was a balance carried in the redeemable preferred shares to be issued from prior years, but does not relate to any shares that are required to be issued. It should have been cleared out in fiscal 2019 when the Company completed its reverse stock split. It has been adjusted in the current quarter.

Mezzanine Preferred Equity Transactions

During the three months ended March 31, 2022:

●	140 Series F Preferred Shares were converted into common shares (see note 13).

●	On February 7, 2022, pursuant to the December Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)).

●	On March 31, 2022, pursuant to the December Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)). The shares were issued subsequent to the period end on April 1, 2022.

●	On January 4, 2022, pursuant to the December Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)). The shares were not issued, and the subscription has been recorded as shares to be issued.

During the year ended December 31, 2021:

●	1,512 Series C Preferred Shares were converted into common shares, see note 14.

●	On November 6, 2020, the Company received gross proceeds of $300,000 for 300 Series C Preferred Shares in lieu of the Second Closing for the Series C Share Purchas Agreement (the “Series C SPA”). The shares were included in preferred shares to be issued at December 31, 2020. The preferred shares were issued April 13, 2021.

●	On December 7, 2020, the Company received gross proceeds of $200,000 for 200 Series C Preferred Shares in lieu of the Second Closing for the Series C SPA. The shares are included in preferred shares to be issued as at December 31, 2020. The preferred shares were issued April 13, 2021.

●	On December 23, 2020, the Company entered into a Securities Purchase Agreement (the “Series F SPA”) whereby the Company agreed to sell and the Purchaser agrees to purchase, in a series of closings (the “Closings”) of at least 1,000 Series F preferred shares at a price of $1,000 per share. The First and Second Closings, will each be for 1,500 Preferred Shares at a purchase price of $1,500,000, the Second Closing which will follow the filing of the Registration Statement. Any Additional Closings will be for the purchase of at least 1,000 Series F preferred shares, every thirty calendar days, and shall follow the Registration Statement being declared effective. The Company granted 3,000,000 warrants, with a relative fair value of $768,008, concurrently with the execution of the Series F SPA and First Closing. The First Closing shares were included in preferred shares to be issued at December 31, 2020 with a relative fair value of $731,992.

●	On February 4, 2021, the Company issued 1,500 Series F preferred shares pursuant to the First Closing of the Series F SPA with a relative fair value of $731,992. Additionally, the Company issued 1,500 Series F preferred shares pursuant to the Second Closing of the Series F SPA for gross proceeds for $1,500,000.

●	On June 10, 2021, pursuant to the Series F SPA, the Company received $350,000 for the subscription of an additional 350 Series F preferred shares to be issued.

●	On July 20, 2021, pursuant to another Securities Purchase Agreement (the “July Series F SPA”), the Company received $400,000 for the subscription of 400 Series F preferred shares with a relative fair value of $138,066 and 1,180,000 warrants with a relative fair value of $261,934 valued on the agreement date which are recorded as obligation to issue shares and obligation to issue warrants respectively at December 31, 2021, see note 14.

●	On August 3, 2021, 275 Series F Preferred Shares were converted into common shares, see note 14.

●	On October 22, 2021, 210 Series F Preferred Shares were converted into common shares, see note 14.

●	On November 30, 2021, 491 Series F Preferred Shares were converted into common shares, see note 14.

●	On December 14, 2021, pursuant to another Securities Purchase Agreement (the “December Series F SPA”), the Company received $312,000 for the subscription of 312 Series F preferred shares. $12,000 was incurred as share issuance costs.

●	On December 31, 2021, pursuant to the December Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares.

Mezzanine preferred equity, series C and series F, carry a dividend policy which entitles each preferred share to receive, and the Company to pay, cumulative dividends of 10% per annum, payable quarterly, beginning on the original issuance date and ending on the date that such preferred shares has been converted or redeemed. At the option of the Company, accrued dividends can be settled in preferred shares of the same series, or in cash. Any dividends that are not paid quarterly on the dividend payment date shall entail a late fee, which must be paid in cash at the rate of 18% per annum, which accrues and compounds daily from the dividend payment date, through to and including the date of the actual payment in full. As at March 31, 2022 the Company recorded $83,713 in dividends to be settled in preferred shares, and $20,498 in penalty interest.

Note 13 – PREFERRED STOCK

Authorized

3,000,000 shares of Series A preferred shares authorized each having a par value of $0.001 per share.

10,000 shares of Series B convertible preferred shares authorized each having a par value of $0.001 per share. Each share of Series B convertible preferred shares is convertible into 100,000 shares of common stock.

Preferred Stock Transactions

During the three months ended March 31, 2022:

No preferred stock transactions took place in the three months ended March 31, 2022.

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

Note 14 – COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

Authorized

350,000,000 common shares, authorized, each having a par value of $0.001 per share.

Common Stock Transactions

During the three months ended March 31, 2022:

●	The Company issued an aggregate of 500,000 shares of common stock to satisfy shares to be issued at December 31, 2021 for investor relations. The shares had a fair value of $101,000 of which $24,904 of expense was recognized for the period, $19,647 of expense was recorded during the year ended December 31, 2021 and $56,449 was recorded as prepaid.

●	The Company issued 160,000 shares of common stock with a fair value of $13,760 for investor relations services.

●	The Company issued 500,000 shares of common stock with a fair value of $47,000 for prepaid legal services.

●	The Company issued 2,010,772 shares of common stock with a fair value of $68,319 for conversion of 140 Series F Preferred Shares.

During the year ended December 31, 2021:

●	The Company issued an aggregate of 8,138,975 shares of common stock with a fair value of $1,436,044, to satisfy shares to be issued at December 31, 2020 for debt settlement.

●	The Company issued 715,000 shares of common stock with a fair value of $191,235 pursuant to a legal settlement, see note 17.

●	The Company issued 2,430,000 shares of common stock with a fair value of $565,250 for consulting services.

●	The Company issued 23,046,760 shares of common stock with a fair value of $3,822,829 and share issue costs of $2,000 for conversion of 125 Series B Preferred Shares with a fair value of $1,734,800, conversion of 1,512 Series C Preferred Shares with a fair value of $1,462,296, and conversion of 976 Series F Preferred Shares with a fair value of $625,803.

●	The Company cancelled 1,751,288 shares of common stock which were returned to treasury due to a duplicated issuance for share settled debt during the year ended December 31, 2020.

Common Stock to be Issued

Common stock to be issued as at March 31, 2022 consists of:

None

Common stock to be issued as at December 31, 2021 consists of:

●	97,260 shares valued at $19,647 to be issued pursuant to a service agreement. These were issued February 11, 2022.

Warrants

During the three months ended March 31, 2022:

No warrant activity took place in the three months ended March 31, 2022.

During the year ended December 31, 2021:

●	The Company granted 1,000,000 warrants with a contractual life of three years and exercise price of $0.25 per share pursuant to an investor relations agreement dated October 26, 2020. The warrants were valued at $163,998.

●	The Company granted 500,000 warrants with a contractual life of four years and exercise price of $1.00 per share. The warrants were valued at $668,461.

●	The Company granted 2,000,000 warrants with a contractual life of five years and exercise price of $0.35 per share. The warrants were valued at $410,425.

●	On July 20, 2021, pursuant to the July Series F SPA, the Company is to issue 1,180,000 warrants with a relative fair value of $138,066 valued on the agreement date, see note 11. The warrants have a contractual life of 5 years and exercise price of $0.30 per share. As at September 30, 2021, these warrants have not been issued.

The fair values of the warrants were calculated using the following assumptions for the Black Sholes Option Pricing Model:

December 31, 2021
Risk-free interest rate	0.18 – 0.82%
Expected life	3.29 – 5.11 years
Expected dividend rate	0%
Expected volatility	285.40 – 300.18%

The continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding at year December 31, 2021	16,439,813	$0.56
Outstanding as of March 31, 2022	16,439,813	$0.56

As of March 31, 2022, the weighted average remaining contractual life of warrants outstanding was 2.28 years with an intrinsic value of $nil (December 31, 2021 - $nil).

Note 15 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022 the Company incurred $191,531 (2021 - $162,362) in salaries which includes a bonus of $30,000 (2021 - $87,362) in fees to the President, CEO, and CFO of the Company. The Company also repaid $28,118 of management fees and salaries previously owing to the President, CEO, and CFO of the Company as of December 31, 2021. As at March 31, 2022, the Company owed $72,645 (December 31, 2021 - $28,118) to the President, CEO, and CFO of the Company for management fees and salaries. Amounts owed and owing are unsecured, non-interest bearing, and due on demand.

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

Note 16 – CONTINGENCIES

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at March 31, 2022, included in trade and other payables is $21,416 (December 31, 2021 - $29,329) related to this unpaid invoice, interest and legal fees.

Note 17 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three-months ended
	March 31, 2022	March 31, 2021

Cash paid during the period for:
Taxes	$-	$-
Interest payments	$-	56,111

Non-cash investing and financing transactions:
Shares issued for debt settlement	$44,551	$60,835
Dividends payable with preferred shares to be issued	83,713	-
Initial recognition of lease assets	177,893	-
Initial recognition of lease liabilities	177,893	-
Shares issued on conversion of preferred shares	68,319	-

Note 18 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to the period ended for transactions and other events that may require adjustment of and/or disclosure in such interim condensed consolidated financial statements.

Subsequent to March 31, 2022:

●	The Company issued 250 shares of preferred F stock on April 1, 2022, related to the $250,000 received under waiver and recorded as a liability, as noted above in Note 9(f) on March 31, 2022.

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

On January 29, 2021, the Company issued a preliminary prospectus (the “Registration Statement”) to offer and sell up to 10,000,000 common shares, which will consist of up to 3,000,000 common shares issuable upon exercise of outstanding warrants, and up to 7,000,000 common shares upon conversion of certain Series F Preferred shares of the Company.

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

On February 17, 2022, the Company entered into a Waiver of Conditions to the Share Purchase Agreement (the “SPA”) dated December 13, 2021. The Company received two payments in the amount of $250,000 on each of February 28, 2022 and March 31, 2022. The Company agrees to repay these amounts, on an ongoing basis, with an amount equaling 20% of any gross proceeds collected by the Company until such time that 250 shares of the Series F Preferred Stock issued pursuant to this agreement and the SPA are redeemed in full. Under the original terms of the SPA, the redemption required a 15% premium, and due to the redemption being mandatory, the above transactions were treated as loans and not as mezzanine equity. A Redemption Premium of $75,000 was recognized, and recorded as part of the loan.

During the three months ended March 31, 2022, the Company made required payments in the amount of $20,411, which was applied against the loan payable.

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

On July 14, 2020, we signed a three-year operating lease agreement expiring on July 31, 2023 for office space in Surrey, BC with two rights to renew, each for an additional two-year term, if written notice is provided no later than 9 months prior to the expiration of the current term. The annual base rent for the premises starts at CAD$51,552, with additional rent of CAD$1,551 per month for operating expenses. The lease includes a rent-free period with rent payments commencing on November 1, 2020.

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

Description of Property

Our principal executive office is located at 207-15272 Croydon Drive, Surrey, BC, V3Z 0Z5 Canada, where we lease approximately 2,024 square feet of office space. On July 14, 2020, the Company entered into a three-year operating lease agreement expiring on July 31, 2023 for office space in Surrey, BC with two rights to renew, each for an additional two-year term, if written notice is provided no later than 9 months prior to the expiration of the current term. The annual base rent for the premises starts at CAD$51,552, with additional rent of CAD$1,551 per month for operating expenses. The lease includes a rent-free period with rent payments commencing on November 1, 2020.

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

Results of Operations

The following table summarizes key items of comparison and their related increase (decrease) for the three months ended March 31, 2022, and 2021:

	For the Three Months Ended		Increase
	31-Mar-22	31-Mar-21	(Decrease)
	($)	($)	(%)
Revenues	744,251	387,106	92.3
Cost of revenue	486,957	130,692	272.6
Gross profit	257,294	256,414	0.3

Operating expenses:
Compensation expense	455,954	1,263,384	(63.9)
General and administrative expense	678,489	401,543	69.0
Bad debt expense	12,482	4,580	172.5
Depreciation and amortization expense	3,137	5,123	(38.8)
Total operating expenses	1,150,062	1,674,630	(31.3)
Loss from operations	(892,768)	(1,418,216)	(37.0)

Other income (expense)
Foreign currency exchange	(28,433)	(14,826)	91.8
Other income	-	16,645	(100.0)
Redemption premium	(3,062)	-	-
Gain (Loss) on disposal	3,960	-	-
Gain (Loss) on extinguishment of debt	10,240	76,316	(86.6)
Finance costs	(556,612)	(11,490)	4744.3
Total other expense	(573,907)	66,645	(961.1)

Net loss	(1,466,675)	(1,351,571)	8.5

As of March 31, 2022, the Company had signed contracts totaling over $2.75 million in gross sales, inclusive of recurring revenue on GPS tracking system. Due to delays related to manufacturing and shipment of product, fulfilment was not yet completely satisfied for the fleet management solution (GPS and Infinity), and only $744,251 was recognizable as a revenue stream including our new line of Shelby and Vantage golf carts, for the three months ended March 31, 2022. As product becomes available, DSG expects to satisfy its performance obligations on the remaining contracts for fleet management solution during the second quarter of fiscal 2022.

Comparison of the three months ended March 30, 2022, and 2021:

Revenue

	For the Three Months Ended March 31
	2022	2021	% Change

Revenue	$744,251	$387,106	92.3

Revenue increased by $357,145 or 92.3% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Sales increased for the three months ended, year over year, as a result of the Company’s new licensed Shelby Golf Cart product release, in addition to GPS Infinity sales. 80% or approximately $595,000 of the revenue recognized as of March 31, 2022 was associated to GPS and Fleet management solution, the remaining 20% of the revenue is attributed to new line of Licensed Shelby golf carts and electric low speed vehicle division.

Cost of Revenue

	For the Three Months Ended March 31,
	2022	2021	% Change

Cost of revenue	$486,957	$130,692	272.6

Cost of revenue increased by $356,265 or 272.6% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The table below outlines the differences in detail:

	For the Three Months Ended
	March 31, 2022	March 31, 2021	Difference	% Difference
Cost of goods	$453,641	$109,920	$343,721	312.7
Wireless fees	30,417	18,720	11,697	62.5
Mapping & Freight Costs	2,899	2,052	847	41.3
	$486,957	$130,692	$356,265	272.6

Cost of sales increased by 272.6% for the three months ended March 31, 2022. After introducing our new line of licensed Shelby golf carts, our cost of goods and revenue expanded considerably. The increase in the cost of goods as compared to the three months ended March 31, 2021 is due to chip shortages, increase of manufacturing cost of our primary part of our technology, and increase of freight costs. Our Wireless fees increased due to new satisfied installations of our fleet management solution (GPS and Infinity) which is correlated to our increase of revenue.

Compensation Expense

	For the Three months ended March 31,
	2022	2021	% Change

Compensation expense	$455,954	$1,263,384	(63.9)

Compensation expense decreased by $807,430, or 63.9%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This is related to a reduction of cost of labor of internal projects allocated to the GPS tracking system that came to completion by the end of 2021 and beginning of 2022.

General and Administration Expense

General & administration expense increased by $276,946 or 69.0% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The table below outlines the differences in detail:

	For the Three Months Ended
	March 31, 2022	March 31 2021	Difference	% Difference
Accounting & legal	$24,261	$54,548	$(29,928)	(54.9)
Marketing & advertising	85,135	8,221	76,914	935.6
Subcontractor & commissions	139,967	168,099	(28,132)	(16.7)
Hardware	16,059	8,774	7,285	83.0
Amortization on ROU asset	969	-	969	-
Office expense, rent, software, bank & credit card charges, telephone & meals	411,738	161,901	249,838	154.3
	$678,489	$401,543	$276,946	69.0

The overall increase in general and admin expenses was primarily due to increases in office expense, rent, software, bank & credit card charges, telephone & meals, and marketing & advertising expense. The increased of these general and administration expenses are related to the company’s participation on the annual PGA show, to introduce our Vantage golf cart line of products, Licensed Shelby golf cart and new 10’ Infinity. Due to COVID, by the three months ended March 31 2021, the PGA show was performed online not incurring in extra cost by the company to assist the annual show.

Foreign Currency Exchange

	For the Three Months Ended March 31,
	2022	2021	% Change

Foreign currency exchange loss	$(28,433)	$(14,826)	91.8

For the three months ended March 31, 2022, we recognized a foreign exchange loss of $28,433 compared to a loss of $14,826 for the three months ended March 31, 2021. The changes were due to changes in foreign currency rates on payables, receivables, loans and other foreign balances denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the United States dollar, Canadian dollar, Euro and British pound.

Gain (Loss) on extinguishment of debt

	For the Three Months Ended March 31,
	2022	2021	% Change

Gain (Loss) on extinguishment of debt	$10,240	$76,316	(86.6)

The Company recorded a gain of $10,240 for the three months ended March 31, 2022 compared to a gain of $76,316 for the comparative period. The Company recorded a gain for amounts owing to various vendors as not deemed payable or as settled. Loss was recorded in the comparative period as a result of conversions of convertible debt and accrued interest.

Finance Costs

	For the Three Months Ended March 31,
	2022	2021	% Change

Finance costs	$(556,612)	$(11,490)	4744.3

Finance costs increased by $545,122 or 4744.3%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase is as a result of interest on convertible debt being recorded in the three months ended March 31, 2022, where none existed in the prior comparable quarter.

Net Loss

	For the Three Months ended March 31,
	2022	2021	% Change

Net loss	$(1,466,675)	$(1,351,571)	8.5

As a result of the above factors, net loss increased by $115,104 or 8.5% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Liquidity and Capital Resources

From our incorporation on April 17, 2008 through March 31, 2022, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. As of March 31, 2022, we had $5,581,113 in total liabilities, the majority of which matures within the next twelve months.

We had cash in the amount of $285,433 as of March 31, 2022, as compared to $275,383 as of December 31, 2021. We had a working capital deficit of $3,498,092 as of March 31, 2022 compared to working capital deficit of $2,314,163 as of December 31, 2021.

Liquidity and Financial Condition

Our financial position as of March 31, 2022, and December 31, 2021, and the changes for the periods then ended are as follows:

Working Capital

	March 31, 2022	December 31, 2021
Current assets	$1,909,079	$1,700,226
Current liabilities	$5,407,171	$4,014,389
Working capital	$(3,498,092)	$(2,314,163)

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	March 31,
	2022	2021

Net cash used in by operating activities	$(750,481)	$(1,409,822)
Net cash used in investing activities	8,799	(10,573)
Net cash provided by financing activities	729,589	1,306,111
Effect of exchange rate changes on cash	22,143	16,076
Net decrease in cash	10,050	(98,208)
Cash at beginning of period	275,383	1,372,016
Cash at end of period	$285,433	$1,273,808

Net Cash Used in Operating Activities.

During the three months ended March 31, 2022, cash used in operations totaled $750,481. This reflects the net loss of $1,466,675 adjusted for $716,194 changes in non-cash working capital items and adjustments for non-cash items. Non-cash and working capital adjustments consisted primarily of non-cash change in accretion of discounts on debt of $167,355, offset by increase in prepaid expense of $174,650, increase in trade payables and accruals of $596,277, decrease in accounts receivable and other receivables of $165,574, and decrease in lease receivable of $161,963.

Net Cash Used in Investing Activities.

The Company purchased equipment for $1,426, and disposed of equipment for proceeds of $10,225.

Net Cash Provided by Financing Activities.

Net cash from financing activities during the three months ended March 31, 2022 totaled $729,589, which mainly relates to $250,000 received from issuing preferred shares and $500,000 received from notes payable partially offset by repayments made of $20,411 on notes payable.

Outstanding Indebtedness

Our current indebtedness as of March 31, 2022 is comprised of the following:

●	Unsecured, convertible note payable to a former related party with an outstanding principal amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable with an outstanding principal amount of $Nil, and a carrying value of $9,487 relating to an outstanding penalty;

●	Unsecured, promissory note with carrying value of $1,926,263 and outstanding principal amount of $1,897,500, bearing interest at 9% per annum and 24% per annum in default, maturing June 20, 2022. If not repaid by December 12, 2021, an additional $100,000 of guaranteed interest will be added on December 12, 2021 and the 12th day of each succeeding month during which any portion of the convertible note remains unpaid. In the event of a default, the note is convertible at the price that is equal to a 40% discount to the lowest trading price of the Company’s common shares during the 30 day trading period prior to the conversion date;

●	Unsecured loan payable with an outstanding principal amount of $31,490 (CAD$40,000). The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $31,490 (CAD$40,000). The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $30,065. The loan bears interest at 1% per annum and is due on May 21, 2022 with payments deferred for the first six months of the term;

●	Secured loan payable with an outstanding principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan which is applied against any accrued interest first.

●	Series F Preferred Stock payments, two payments of $250,000 received on each of February 28, 2022 and March 31, 2022. Until such time that the 5000 shares of the Series F Preferred Stock are redeemed in full, an amount equal to 20% of any gross proceeds collected by the Company are also required to be remitted. Under the original terms of the SPA, redemption of preferred F series shares requires a 15% premium payment on the face value. As such, a Redemption Premium of $75,000 was recognized, and recorded as interest expense, included as part of the loan, and will be repaid as part of the 20% gross sales remittance. As at March 31, 2022, there was a balance of $482,651 outstanding.

Related Party Transactions

During the three months ended March 31, 2022 the Company incurred $191,531 (2021 - $162,362) in salaries which includes a bonus of $30,000 (2021 - $87,362) in fees to the President, CEO, and CFO of the Company. The Company also repaid $28,118 of management fees and salaries previously owing to the President, CEO, and CFO of the Company as of December 31, 2021. As at March 31, 2022, the Company owed $72,645 (December 31, 2021 - $28,118) to the President, CEO, and CFO of the Company for management fees and salaries. Amounts owed and owing are unsecured, non-interest bearing, and due on demand.

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

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period to be as follows:

Estimated Expenses for the Twelve-Month Period ending March 31, 2022
General and administrative	$2,404,000
Research and development	2,043,600
Marketing	755,000
Sales and dealer network	540,000
Payroll overhead	1,259,000
Service and maintenance	785,900
Assembly facility	1,750,000
Inventory	10,700,000
Total	$20,237,500

As noted earlier, during the three months ended March 31, 2022, cash used in operations totaled $750,481 and is expected to increase in the future periods as the Company obtains more contract sales. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $20,237,500 that we require for the next 12 months, we had $285,433 in cash as of March 31, 2022, and working capital deficit of $3,498,092. Our principal sources of liquidity are cash generated from product sales, securities purchase agreements and debt financings. As at March 31, 2022, the Company had secured signed contracts of over $2.75 million of which approximately $0.7 million was recognized in the first quarter of fiscal 2022. The Company expects to satisfy the majority of its performance obligations during the second quarter of fiscal 2022 totaling approximately $1.0 million. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at March 31, 2022, included in trade and other payables is $21,416 (December 31, 2021 - $29,329) related to this unpaid invoice, interest and legal fees.

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

We incurred a comprehensive loss of $6,449,678 and $6,297,362 during the years ended December 31, 2021 and 2020, respectively. During the three months ended March 31, 2022 we incurred a comprehensive loss of $1,515,564 compared to our comprehensive loss of $1,357,491 for the same period in 2021. We had cash of $285,433 as of March 31, 2022 and working capital deficit of $3,570,030, and we believe that we will need significant additional equity financing to execute our business plan and to continue as a going concern, given that, among other things:

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

To carry out our proposed business plan for the next 12 months, we estimate as of March 31, 2022, that we will need approximately $20 million in addition to cash on hand. If cash on hand, revenue from the sale of our cars, if any, and cash received upon the exercise of outstanding warrants, if any are exercised, are not sufficient to cover our cash requirements, we will need to raise additional funds through the sale of our equity securities, in either private placements or registered offerings and/or shareholder loans. If we are unsuccessful in raising enough funds through such capital-raising efforts we may review other financing possibilities such as bank loans. Financing might not be available to us or, if available, may not be available on terms that are acceptable to us.

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

Date: June 14, 2022	/s/ Robert Silzer
Robert Silzer
President, CEO, Secretary, Treasurer, and Director
(Principal Executive Officer)

Date: June 14, 2022	/s/ Zahir Loaiza
Zahir Loaiza
Chief Financial Officer (Acting)
(Principal Financial Officer, Principal Accounting Officer)

