Form 10-Q/A
period 2022-03-31
DSG Global Inc.
filed 2022-08-18
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2022 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2022, is solely to incorporate the hyperlink to the iXBRL data related to Form 10Q as filed.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on June 14, 2022, and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after June 14, 2022) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

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

Note 8 – TRADE AND OTHER PAYABLES

As of March 31, 2022, and December 31, 2021, trade and other payables consist of the following:

	March 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$1,201,341	$949,937
Accrued interest	608,892	248,610
Other liabilities	5,858	4,051
Total payables	$1,816,091	$1,202,598

Note 9 – LOANS PAYABLE

As of March 31, 2022, and December 31, 2021, loans payable consisted of the following:

	March 31, 2022	December 31, 2021
Unsecured loan payable in the amount of CAD$40,000,due on or before December 31, 2025(a)	$31,935	$31,449
Unsecured loan payable in the amount of CAD$40,000, due on or before December 31, 2025(b)	31,935	31,449
Unsecured loan payable, due on May 21, 2022, interest at 1% per annum(c)	30,115	30,115
Secured loan payable, due on June 5, 2050, interest at 3.75% per annum(d)	150,000	150,000
Unsecured loan payable, due on June 20, 2022, interest at 9% per annum(e)	2,251,304	2,084,934
Preferred F series shares issued with mandatory redemption(f)	482,651	-
	2,977,940	2,327,947
Current portion	(2,827,940)	(2,115,049)
Loans payable, Long term	$150,000	$212,898

(a)	On April 17, 2020, the Company received a loan in the principal amount of $31,935 (CAD$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(b)	On April 21, 2020, the Company received a loan in the principal amount of $31,935 (CAD$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(c)	On May 21, 2020, the Company received a loan in the principal amount of $30,115 under the Paycheck Protection Program. The loan bears interest at 1% per annum and is due on May 21, 2022 with payments deferred for the first six months of the term.

(d)	On June 5, 2020, the Company received a loan in the principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan. The payments are applied against any accrued interest before principal amounts are repaid.

(e)	On September 13, 2021, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company received cash proceeds of $2,000,000 on September 13, 2021 in exchange for the issuance of an unsecured convertible promissory note in the principal amount of $2,400,000, which was inclusive of a $400,000 original issue discount and bears interest at 9% per annum to the holder and matures June 20, 2022. If the convertible note is not paid in full before December 12, 2021, an additional $100,000 of guaranteed interest will be added to the note. An additional $100,000 of guaranteed interest will be added to the note on the 12th day of each succeeding month during which any portion of the convertible note remains unpaid. Any principal or interest on the convertible note that is not paid when due or during any period of default bears interest at 24% per annum.

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

Date: August 17, 2022	/s/ Robert Silzer
Robert Silzer
President, CEO, Secretary, Treasurer, and Director
(Principal Executive Officer)

Date: August 17, 2022	/s/ Zahir Loaiza
Zahir Loaiza
Chief Financial Officer (Acting)
(Principal Financial Officer, Principal Accounting Officer)

