Form 10-Q
period 2022-06-30
DSG Global Inc.
filed 2022-08-18
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

As at August 15, 2022, the issuer had 141,865,636 shares of common stock issued and outstanding.

DSG GLOBAL, INC.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of DSG Global Inc. as at June 30, 2022, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six-month period ended June 30, 2022, are not necessarily indicative of the results that can be expected for the year ending December 31, 2022.

DSG GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2022, AND DECEMBER 31, 2021

(Expressed in U.S. dollars)

(UNAUDITED)

	June 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$1,576,718	$275,383
Trade receivables, net	348,284	239,822
Lease receivable	3,352	87,020
Inventories	602,211	712,678
Prepaid expenses and deposits	277,617	385,323
TOTAL CURRENT ASSETS	2,808,182	1,700,226

Lease receivable	17,845	723,216
Fixed assets, net	110,246	177,194
Intangible assets, net	10,990	11,604
TOTAL ASSETS	$2,947,263	$2,612,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$2,833,047	$1,202,598
Deferred revenue	469,442	255,984
Lease liability	75,073	121,270
Loans payable	2,976,636	2,115,049
Convertible notes payable	319,514	319,488
TOTAL CURRENT LIABILITIES	6,673,712	4,014,389

Lease liability	12,042	38,696
Loans payable	150,000	212,898
TOTAL LIABILITIES	6,835,754	4,265,983

Contingencies (Note 16)

MEZZANINE EQUITY
Redeemable preferred stock, $0.001 par value, 24,010,000 shares authorized (2021 – 24,010,000), 50,914 issued and outstanding, 1,290 to be issued (2021 – 50,804 issued and outstanding, 1,206 to be issued)	2,869,583	3,143,402

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 3,010,000 shares authorized (2021 – 3,010,000), 200,454 issued and outstanding (2021 – 200,454 issued and outstanding)	1,976,480	1,199,480
Common stock, $0.001 par value, 350,000,000 shares authorized, (2021 – 350,000,000); 131,515,955 issued and outstanding (2021 – 128,345,183)	131,521	128,350
Additional paid in capital, common stock	50,750,826	50,068,418
Discounts on common stock	(69,838)	(69,838)
Common stock to be issued	-	19,647
Obligation to issue warrants	261,934	261,934
Accumulated other comprehensive income	1,339,844	1,289,559
Accumulated deficit	(61,148,841)	(57,694,695)
TOTAL STOCKHOLDERS’ DEFICIT	(6,758,074)	(4,797,145)

TOTAL LIABILITIES MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$2,947,263	$2,612,240

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue	$1,174,878	$494,838	$1,919,129	$881,944
Cost of revenue	814,882	201,154	1,301,839	331,846
Gross profit	359,996	293,684	617,290	550,098

Operating expenses
Compensation expense	1,211,309	639,517	1,667,263	1,902,901
General and administration expense	566,176	697,875	1,244,665	1,099,418
Research and development	36,750	-	36,750	-
Bad debt expense	-	6,220	12,482	10,800
Depreciation and amortization expense	3,093	6,050	6,230	11,173
Total operating expenses	1,817,328	1,349,662	2,967,390	3,024,292
Loss from operations	(1,457,332)	(1,055,978)	(2,350,100)	(2,474,194)

Other income (expense)
Foreign currency exchange	1,721	(7,523)	(26,712)	(22,349)
Other income	-	258	-	16,903
Loss on sale of lease receivable	(3,923)	-	(3,923)	-
Gain on extinguishment of debt	-	1,040	10,240	77,356
Gain on disposal	-		3,960
Interest on preferred shares	-	-	(3,062)
Finance costs	(527,937)	(14,055	(1,084,549)	(25,545)
Total other income (expense)	(530,139)	(20,280)	(1,104,046)	46,365
Net loss	$(1,987,471)	$(1,076,258)	$(3,454,146)	$(2,427,829)

Net loss per share
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of shares used in computing basic and diluted net income (loss) per share:
Basic and diluted	131,515,955	111,593,682	130,622,598	106,899,232

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net loss	$(1,987,471)	$(1,076,258)	$(3,454,146)	$(2,427,829)
Other comprehensive (loss) income

Foreign currency translation adjustments	27,236	(3,877)	50,285	(9,797)

Comprehensive loss	(1,960,235)	(1,080,135)	(3,403,861)	(2,437,626)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. dollars)

(UNAUDITED)

	Common Stock						Preferred stock (equity)
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Obligation to issue warrants	Shares	Par value	Additional paid in capital	To be issued	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2020	95,765,736	$94,018	$43,299,937	$(69,838)	$1,436,044	$163,998	200,508	$200	$744,480	$1,340,000	$1,252,082	$(51,310,040)	$(3,049,119)

Shares issued for debt settlement	8,253,975	8,254	1,488,625	-	(1,436,044)	-	-	-	-	-	-	-	60,835
Shares and warrants issued for services	1,780,000	1,780	577,968	-	149,500	(163,998)	-	-	-	-	-	-	565,250
Cancellation of shares due to duplicate issuance	(1,751,288	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for services	-	-	-	-	-	-	116		2,189,600	(1,340,200)	-	-	849,600
Shares issued on conversion of preferred shares	10,839,138	10,840	2,130,136	-	-	-	(87)		(878,680)	-	-	-	1,262,296
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(9,797)	(2,427,829)	(2,437,626)
Balance, June 30, 2021	114,887,561	$114,892	$47,496,666	$(69,838)	$149,500	$-	200,537	$200	$2,055,400	-	$1,242,285	$(53,737,869)	$(2,748,764)

Balance, December 31, 2021	128,345,183	$128,350	$50,068,418	$(69,838)	$19,647	$261,934	200,454	$200	$1,199,280	-	$1,289,559	$(57,694,695)	$(4,797,145)

Shares issued for debt settlement	500,000	500	46,500	-	(500)	-	-	-	-	-	-	-	46,500
Shares and warrants issued for services	660,000	660	114,100	-	(19,147)	-	105	-	777,000	-	-		872,613
Dividends	-	-	455,500	-	-	-	-	-	-	-	-	-	455,500
Shares issued on conversion of preferred shares	2,010,772	2,011	66,308	-	-	-		-	-	-	-	-	68,319
Net loss for the period	-	-	-	-	-	-	-	-	-	-	50,285	(3,454,146)	(3,403,861)
Balance, June 30, 2022	131,515,955	$131,521	$50,750,826	$(69,838)	$-	$261,934	200,559	$200	$1,976,280	-	$1,339,844	$(61,148,841)	$(6,758,074)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022, AND 2021

(Expressed in U.S. Dollars)

(UNAUDITED)

	June 30, 2022	June 30, 2021

Net loss	$(3,454,146)	$(2,427,829)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,189	10,960
Accretion of discounts on debt	315,065	-
Bad debt expense	12,482	10,800
Loss on sale of lease receivable	3,923
Accretion on lease liability	27,224	-
Preferred shares issued for services	777,000	849,600
Shares and warrants issued for services	76,276	565,250
Gain on extinguishment of debt	(10,240)	(77,356)
Unrealized foreign exchange (gain) loss	2,977	(11,257)
Gain on asset disposal	(3,960)	-

Changes in non-cash working capital:
Trade receivables, net	(177,714)	(55,114)
Inventories	110,467	(478,943)
Prepaid expense and deposits	183,783	(67,038)
Lease receivable	(21,641)	(596,389)
Trade payables and accruals	1,629,447	(687,564)
Deferred revenue	213,458	85,109
Operating lease liabilities	(101,051)	(16,591)
Interest on mandatorily redeemable preferred shares	3,062	-
Net cash used in operating activities	(343,399)	(2,896,362)

Cash flows from investing activities
Purchase of equipment	(8,892)	(25,637)
Disposal of property and equipment	10,225	-
Net cash provided by (used in) investing activities	1,333	(25,637)

Cash flows from financing activities
Proceeds from issuing preferred shares	250,000	1,850,000
Proceeds from notes payable	500,000	-
Proceeds from sale of lease receivable	863,527	-
Payments on notes payable	(20,411)	(193,889)
Net cash provided by financing activities	1,593,116	1,656,111

Effect of exchange rate changes on cash	50,285	41,956

Net increase (decrease) in cash	1,301,335	(1,223,932)
Cash at beginning of period	275,383	1,372,016

Cash at the end of the period	$1,576,718	$148,084

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

As of June 30, 2022, the Company had working capital deficit of $3,865,530 and had an accumulated deficit of $61,148,841 since inception. Furthermore, the Company incurred a net loss of $3,454,146 and used $343,399 of cash flows for operating activities during the six months ended June 30, 2022. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2021. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Warranty Reserve

The Company accrues for warranty costs, sales returns, and other allowances based on its historical experience. During the period ended June 30, 2022 and the comparable period of June 30, 2021, the Company did not provide a warranty for any of its products sold during those periods. The warranty reserve was $Nil as at June 30, 2022 and 2021.

Re-classification

During the period ended June 30, 2022, the Company re-classified dividends that were accrued on its redeemable preferred shares during the year ended December 31, 2021. An amount of $455,500 was re-classified from additional paid in capital on common stock, to additional paid in capital preferred stock – mezzanine equity (Note 13). This change is reflected in the interim condensed consolidated statement of changes in stockholders’ deficit.

Note 4 – TRADE RECEIVABLES, NET

As of June 30, 2022, and December 31, 2021, trade receivables consist of the following:

	June 30, 2022	December 31,2021
Accounts receivable	$392,486	$271,950
Allowance for doubtful accounts	(44,202)	(32,128)
Total trade receivables, net	$348,284	$239,822

Note 5 – INVENTORIES

As of June 30, 2022, and December 31, 2021, inventories consist of the following:

	June 30, 2022	December 31, 2021
Parts and accessories	$127,570	$226,230
Golf carts	255,301	158,588
E-bikes	27,780	35,060
Electric vehicles	191,560	292,800
Total inventories	$602,211	$712,678

Note 6 – FIXED ASSETS AND EQUIPMENT ON LEASE

As of June 30, 2022, and December 31, 2021, fixed assets consisted of the following:

	June 30, 2022	December 31, 2021
Machinery	$5,040	$5,040
Furniture and equipment	2,587	2,350
Computer equipment	50,781	41,784
Vehicles	19,989	28,360
Right-of-use assets	312,280	312,410
Accumulated depreciation	(280,431)	(212,750)
	$110,246	$177,194

For the three and six months ended June 30, 2022, total depreciation expense for fixed assets was $3,093 and $6,230, respectively (June 30, 2021 - $6,050 and $11,173, respectively) and is included in depreciation and amortization expense. For the three and six months ended June 30, 2022, total depreciation for right-of-use assets was $32,264 and $63,915 (June 30, 2021 - $28,971 and $56,551, respectively) and is included in general and administration expense as operating lease expense. An allocation of depreciation to cost of sales is not applicable for the Company.

Note 7 – INTANGIBLE ASSETS

As of June 30, 2022, and December 31, 2021, intangible assets consist of the following:

	June 30, 2022	December 31, 2021
Intangible asset – Patent	$22,353	$22,353
Accumulated amortization	(11,363)	(10,749)
	$10,990	$11,604

Patents are amortized on a straight-line basis over their estimated useful life of 20 years. For the three and six months ended June 30, 2022, total amortization expense for intangible assets was $307 and $614, respectively (June 30, 2021 - $308 and $615, respectively).

Note 8 – TRADE AND OTHER PAYABLES

As of June 30, 2022, and December 31, 2021, trade and other payables consist of the following:

	June 30, 2022	December 31, 2021
Accounts payable and accrued expenses	$1,868,109	$949,937
Accrued interest	958,635	248,610
Other liabilities	6,303	4,051
Total payables	$2,833,047	$1,202,598

Note 9 – LOANS PAYABLE

As of June 30, 2022, and December 31, 2021, loans payable consisted of the following:

	June 30, 2022	December 31, 2021
Unsecured loan payable in the amount of CAD$40,000, due on or before December 31, 2025(a)	$31,935	$31,449
Unsecured loan payable in the amount of CAD$40,000, due on or before December 31, 2025(b)	31,935	31,449
Unsecured loan payable, due on May 21, 2022, interest at 1% per annum(c)	30,115	30,115
Secured loan payable, due on June 5, 2050, interest at 3.75% per annum(d)	150,000	150,000
Unsecured loan payable, due on June 20, 2022, interest at 9% per annum(e)	2,400,000	2,084,934
Preferred F series shares issued with mandatory redemption(f)	482,651	-
	3,126,636	2,327,947
Current portion	(2,976,636)	(2,115,049)
Loans payable, Long term	$150,000	$212,898

(a)	On April 17, 2020, the Company received a loan in the principal amount of $31,935 (CAD$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(b)	On April 21, 2020, the Company received a loan in the principal amount of $31,935 (CAD$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(c)	On May 21, 2020, the Company received a loan in the principal amount of $30,115 under the Paycheck Protection Program. The loan bears interest at 1% per annum and is due on May 21, 2022 with payments deferred for the first six months of the term.

(d)	On June 5, 2020, the Company received a loan in the principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan. The payments are applied against any accrued interest before principal amounts are repaid.

(e)	On September 13, 2021, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company received cash proceeds of $2,000,000 on September 13, 2021 in exchange for the issuance of an unsecured convertible promissory note in the principal amount of $2,400,000, which was inclusive of a $400,000 original issue discount and bears interest at 9% per annum to the holder and matures June 20, 2022. If the convertible note is not paid in full before December 12, 2021, an additional $100,000 of guaranteed interest will be added to the note. An additional $100,000 of guaranteed interest will be added to the note on the 12th day of each succeeding month during which any portion of the convertible note remains unpaid. Any principal or interest on the convertible note that is not paid when due or during any period of default bears interest at 24% per annum.

In the event of a default, the note is convertible at the price that is equal to a 40% discount to the lowest trading price of the Company’s common shares during the 30 day trading period prior to the conversion date.

During the three and six months ended June 30, 2022, the Company recorded $492,110 and $1,013,465 in interest expense including $344,400 and $698,400 of additional interest, respectively. As at June 30, 2022, the carrying value of the convertible promissory note was $2,400,000 (December 31, 2021 - $2,084,935).

(f)	On February 17, 2022, the Company entered into a Waiver of Conditions (the “Waiver”) to the Share Purchase Agreement (the “SPA”) dated December 13, 2021. The Company received two payments in the amount of $250,000 on each of February 28, 2022 and March 31, 2022 for 500 preferred series F shares in total. Under the Waiver, the Company agrees to repay these amounts, on an ongoing basis, by remitting 20% of all gross sales back to the subscriber until such time that the 500 shares of the Series F Preferred Stock issued pursuant to this Waiver agreement are redeemed in full. As these preferred F series shares subscribed for under the Waiver are mandatorily redeemable, the two amounts of $250,000 were recorded as liabilities, as per ASC 480-10. Under the original terms of the SPA, redemption of preferred F series shares requires a 15% premium payment on the face value. As such, a total Redemption Premium of $75,000 will be paid on the redemption as part of the 20% gross sales remittance, and will be amortized as the repayments are made. During the period ended June 30, 2022, $3,062 was recognized, and recorded as interest expense, included as part of the loan.

During the six months ended June 30, 2022, the Company made required payments in the amount of $20,411, which was applied against the loan payable.

Note 10 – CONVERTIBLE NOTES

As of June 30, 2022, and December 31, 2021, convertible loans payable consisted of the following:

Third Party Convertible Notes Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a former director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at June 30, 2022, the carrying value of the convertible promissory note was $310,000 (December 31, 2021 - $310,000).

(b)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. As at June 30, 2022, the carrying value of the note was $9,514 (December 31, 2021 - $9,439), relating to an outstanding penalty.

Note 11 - LEASES

Lessor

During the year ended December 31, 2020, the Company began financing the lease of certain assets under rental revenue contracts with its customers and accounts for them in accordance with ASC 842 as outlined under “Leases” in Note 3 of the consolidated financial statements for the year ended December 31, 2020.

During the six months ended June 30, 2022, the Company recognized new lease receivables of $143,630, net of the $nil of leases transferred to third party management (December 31, 2021 - $817,619 net of $120,231 of leases transferred to third party management). The lease receivable reflects lease payments expected to be received over the terms of the agreements and derecognized $12,240 (December 31, 2021 - $492,096) in inventory related to the underlying assets, being recorded to cost of goods sold. During the six months ended June 30, 2022, the Company sold $867,450 of lease receivables to a third party for $863,527. As a result of the sale, the Company derecognized the carrying value of $867,450 for the leases sold on the date of the transaction and recognized a loss of $3,923 in other income.

Lease receivable	June 30, 2022	December 31, 2021
Balance, beginning of the period	$810,236	$42,856
Additions	143,630	937,850
Transfer to third party	(867,450)	(120,231)
Interest on lease receivables	19,268	19,452
Receipt of payments	(78,754)	(60,445)
		-
Foreign exchange	(5,733)	(9,246)
Balance, end of the period	21,197	810,236
Current portion of lease receivables	(3,352)	(87,020)
Long term potion of lease receivables	$17,845	$723,216

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

On October 1, 2019, the Company entered into a 5-year lease agreement for a photocopier (the “Copier Lease”). Upon recognition of the lease, the Company recognized right-of-use assets of $8,683 and lease liabilities of $8,683. As of June 30, 2022, the Copier Lease had a remaining term of 2.25 years.

On July 10, 2020, the Company entered into a lease agreement for retail, showroom and warehouse space in Fairfield, CA (the “Fairfield Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $164,114 and lease liabilities of $156,364. The difference between the recorded operating lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $7,750. The lease included a rent-free period with rent payments commencing on October 1, 2020. The Fairfield Lease also included a refundable security deposit of $7,750 which is included in prepaid expenses and deposits at June 30, 2022. As of June 30, 2022, Fairfield Lease had a remaining term of 0.17 years.

On July 14, 2020, the Company entered into a lease agreement for office space in Surrey, BC (the “Croydon Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $133,825 (CAD$175,843) and lease liabilities of $125,014 (CAD$163,895). The difference between the recorded operating lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $8,811 (CAD$11,948). The lease included a rent-free period with rent payments commencing on September 1, 2020. As of June 30, 2022, the Croydon Lease had a remaining term of 1.08 years.

On April 1, 2021, the Company entered into a lease agreement for a credit card processing machine (the “FD 150 Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $1,018 and lease liabilities of $1,018. As of June 30, 2022, the FD 150 Lease had a remaining term of 1.83 years.

On June 2, 2021, the Company entered into a lease agreement for a trailer (the “Trailer Lease”). Upon recognition of the lease, the Company recognized right-of-use assets of $8,886 (CAD$11,016) and lease liabilities of $8,886 (CAD$11,016). As of June 30, 2022, the Trailer Lease had a remaining term of 2.92 years.

Right-of-use assets have been included within fixed assets, net and lease liabilities have been included in operating lease liability on the Company’s consolidated balance sheet.

Right-of-use assets	June 30, 2022	December 31, 2021
Cost	$312,280	$312,318
Accumulated depreciation	(235,064)	(170,530)
Foreign exchange	-	29
Total right-of-use assets	$77,216	$141,880

Lease liability	June 30, 2022	December 31, 2021
Current portion	$75,073	$121,270
Long-term portion	12,042	38,696
Total lease liability	$87,115	$159,966

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

Lease expense for the six months ended June 30, 2022, was $70,866 (2021 - $73,302 and is recorded in general and administration expense).

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of June 30, 2022, for the next three years are as follows:

Lease commitments and lease liability	June 30, 2022
2022	$48,425
2023	40,325
2024	4,597
2025	1,159
Total future minimum lease payments	94,506
Discount	(7,391)
Total	87,115

Current portion of operating lease liabilities	(75,073)
Long-term portion of operating lease liabilities	$12,042

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

The following table summarizes the Company’s redeemable preferred share activities for the period ended June 30, 2022, and for the comparative June 30, 2021 period.

	Shares	Par	Additional paid in capital	To be issued	Total
Balance December 31, 2020	49,230	$49	$1,007,895	$1,265,799	$2,273,743
Issuance	3,500	3	2,731,989	(881,991)	1,850,001
Converted for common shares	(1,312)	(1)	(1,262,295)	-	(1,262,296)
Balance, June 30, 2021	51,418	$51	$2,477,589	$383,808	$2,511,448

Balance December 31, 2021	50,804	$51	$2,201,786	$975,373	$3,177,210
Issuance	500	-	250,000	-	250,000
Converted for common shares	(140)	-	(68,319)	(33,808)	(2) 102,127
Accrued preferred stock dividends(1)	-	-	(628,940)	173,440	(455,500)
Balance, June 30, 2022	51,164	$51	$1,754,527	$1,115,005	$2,869,583

(1)	The amount of $628,940 accrued against additional paid in capital includes the $455,500 of accrued dividends on redeemable preferred stock related to the year ended December 31, 2021, and is the reclass described above in Note 3.

(2)	$33,808 was a balance carried in the redeemable preferred shares to be issued from prior years, but does not relate to any shares that are required to be issued. It should have been cleared out in fiscal 2019 when the Company completed its reverse stock split. It has been adjusted in the current quarter.

Mezzanine Preferred Equity Transactions

During the six months ended June 30, 2022:

●	140 Series F Preferred Shares were converted into common shares (see note 13).

●	On March 31, 2022, pursuant to the December Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)). The shares were issued on April 1, 2022.

●	On February 7, 2022, pursuant to the December Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)).

●	On January 4, 2022, pursuant to the December Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)). These shares were issued April 1, 2022 and recorded as such.

During the year ended December 31, 2021:

●	1,512 Series C Preferred Shares were converted into common shares, see note 14.

●	On November 6, 2020, the Company received gross proceeds of $300,000 for 300 Series C Preferred Shares in lieu of the Second Closing for the Series C Share Purchas Agreement (the “Series C SPA”). The shares were included in preferred shares to be issued at December 31, 2020. The preferred shares were issued April 13, 2021.

●	On December 7, 2020, the Company received gross proceeds of $200,000 for 200 Series C Preferred Shares in lieu of the Second Closing for the Series C SPA. The shares are included in preferred shares to be issued as at December 31, 2020. The preferred shares were issued April 13, 2021.

●	On December 23, 2020, the Company entered into a Securities Purchase Agreement (the “Series F SPA”) whereby the Company agreed to sell and the Purchaser agrees to purchase, in a series of closings (the “Closings”) of at least 1,000 Series F preferred shares at a price of $1,000 per share. The First and Second Closings, will each be for 1,500 Preferred Shares at a purchase price of $1,500,000, the Second Closing which will follow the filing of the Registration Statement. Any Additional Closings will be for the purchase of at least 1,000 Series F preferred shares, every thirty calendar days, and shall follow the Registration Statement being declared effective. The Company granted 3,000,000 warrants, with a relative fair value of $768,008, concurrently with the execution of the Series F SPA and First Closing. The First Closing shares were included in preferred shares to be issued at December 31, 2020 with a relative fair value of $731,992.

●	On February 4, 2021, the Company issued 1,500 Series F preferred shares pursuant to the First Closing of the Series F SPA with a relative fair value of $731,992. Additionally, the Company issued 1,500 Series F preferred shares pursuant to the Second Closing of the Series F SPA for gross proceeds for $1,500,000.

●	On June 10, 2021, pursuant to the Series F SPA, the Company received $350,000 for the subscription of an additional 350 Series F preferred shares to be issued.

●	On July 20, 2021, pursuant to another Securities Purchase Agreement (the “July Series F SPA”), the Company received $400,000 for the subscription of 400 Series F preferred shares with a relative fair value of $138,066 and 1,180,000 warrants with a relative fair value of $261,934 valued on the agreement date which are recorded as obligation to issue shares and obligation to issue warrants respectively at December 31, 2021, see note 14.

●	On August 3, 2021, 275 Series F Preferred Shares were converted into common shares, see note 14.

●	On October 22, 2021, 210 Series F Preferred Shares were converted into common shares, see note 14.

●	On November 30, 2021, 491 Series F Preferred Shares were converted into common shares, see note 14.

●	On December 14, 2021, pursuant to another Securities Purchase Agreement (the “December Series F SPA”), the Company received $312,000 for the subscription of 312 Series F preferred shares. $12,000 was incurred as share issuance costs.

●	On December 31, 2021, pursuant to the December Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares.

Mezzanine preferred equity, series C and series F, carry a dividend policy which entitles each preferred share to receive, and the Company to pay, cumulative dividends of 10% per annum, payable quarterly, beginning on the original issuance date and ending on the date that such preferred shares has been converted or redeemed. At the option of the Company, accrued dividends can be settled in preferred shares of the same series, or in cash. Any dividends that are not paid quarterly on the dividend payment date shall entail a late fee, which must be paid in cash at the rate of 18% per annum, which accrues and compounds daily from the dividend payment date, through to and including the date of the actual payment in full. As at June 30, 2022 the Company recorded $173,440 in dividends to be settled in preferred shares, and $45,032 in penalty interest.

Note 13 – PREFERRED STOCK

Authorized

3,000,000 shares of Series A preferred shares authorized each having a par value of $0.001 per share.

10,000 shares of Series B convertible preferred shares authorized each having a par value of $0.001 per share. Each share of Series B convertible preferred shares is convertible into 100,000 shares of common stock.

Preferred Stock Transactions

During the six months ended June 30, 2022:

●	On June 27, 2022, the Company issued an aggregate of 105 shares of Series B preferred shares to the Company’s board of directors for past services. These preferred shares were value at $777,000 based on the fair value of the underlying common stock.

During the year ended December 31, 2021:

●	On October 26, 2020, the Company agreed to issue Series B preferred shares that are convertible into 1,000,000 common shares and 1,000,000 warrants for investor relations services. The preferred shares were valued at $1,340,000 based on the fair value of the underlying common stock and included in preferred shares to be issued at December 31, 2020. On February 17, 2021, the Company issued 100 shares of Series B preferred shares and 1,000,000 warrants, see note 14. 1 Series B preferred share is convertible into 100,000 shares of common stock, which meant that only 10 shares of Series B preferred shares should have been issued. On May 26, 2021, 50 shares of Series B preferred shares, instead of 5 shares of Series B preferred shares, were converted into 500,000 shares of common stock with a fair value of $670,000. On September 16, 2021, the Company cancelled 45 shares of Series B preferred shares and 5 shares of Series B preferred shares were converted into 500,000 shares of common stock with a fair value of $670,000.

●	On March 4, 2021, the Company issued an aggregate of 16 shares of Series B preferred shares to the Company’s board of directors for past services. These preferred shares were valued at $849,600 based on the fair value of the underlying common stock.

●	125 Series B preferred shares with a fair value of $1,734,800, were converted into common shares, inclusive of the conversion noted above, see note 14.

Note 14 – COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

Authorized

350,000,000 common shares, authorized, each having a par value of $0.001 per share.

Common Stock Transactions

During the six months ended June 30, 2022:

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

Common Stock to be Issued

Common stock to be issued as at June 30, 2022 consists of:

None

Common stock to be issued as at December 31, 2021 consists of:

●	97,260 shares valued at $19,647 to be issued pursuant to a service agreement. These were issued February 11, 2022.

Warrants

During the six months ended June 30, 2022:

No warrant activity took place in the six months ended June 30, 2022.

During the year ended December 31, 2021:

●	The Company granted 1,000,000 warrants with a contractual life of three years and exercise price of $0.25 per share pursuant to an investor relations agreement dated October 26, 2020. The warrants were valued at $163,998.

●	The Company granted 500,000 warrants with a contractual life of four years and exercise price of $1.00 per share. The warrants were valued at $668,461.

●	The Company granted 2,000,000 warrants with a contractual life of five years and exercise price of $0.35 per share. The warrants were valued at $410,425.

●	On July 20, 2021, pursuant to the July Series F SPA, the Company is to issue 1,180,000 warrants with a relative fair value of $138,066 valued on the agreement date, see note 11. The warrants have a contractual life of 5 years and exercise price of $0.30 per share. As at September 30, 2021, these warrants have not been issued.

The fair values of the warrants were calculated using the following assumptions for the Black Sholes Option Pricing Model:

December 31, 2021
Risk-free interest rate	0.18 – 0.82%
Expected life	3.29 – 5.11 years
Expected dividend rate	0%
Expected volatility	285.40 – 300.18%

The continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding at year December 31, 2021	16,439,813	$0.56
Outstanding as of June 30, 2022	16,439,813	$0.56

As of June 30, 2022, the weighted average remaining contractual life of warrants outstanding was 2.03 years with an intrinsic value of $nil (December 31, 2021 - $nil).

Note 15 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022 the Company incurred $376,153 (2021 - $280,262) in salaries which includes a bonus of $60,000 (2021 - $109,705) in fees to the President, CEO, and CFO of the Company. The Company also repaid $28,118 of management fees and salaries previously owing to the President, CEO, and CFO of the Company as of December 31, 2021. As at June 30, 2022, the Company owed $38,891 (December 31, 2021 - $28,118) to the President, CEO, and CFO of the Company for management fees and salaries. Amounts owed and owing are unsecured, non-interest bearing, and due on demand.

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

Note 16 – CONTINGENCIES

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at June 30, 2022, included in trade and other payables is $17,983 (December 31, 2021 - $29,329) related to this unpaid invoice, interest and legal fees.

Note 17 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six-months ended
	June 30, 2022	June 30, 2021

Cash paid during the period for:
Taxes	$-	$-
Interest payments	-	57,111

Non-cash investing and financing transactions:
Shares issued for debt settlement	$44,551	$60,835
Dividends payable with preferred shares to be issued	173,440	-
Initial recognition of lease assets	143,630	-
Initial recognition of lease liabilities	143,630	-
Shares issued on conversion of preferred shares	158,045	2,140,976
Shares issued for convertible notes payable and accrued interest	-	9,904

Note 18 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to the period ended for transactions and other events that may require adjustment of and/or disclosure in such interim condensed consolidated financial statements.

Subsequent to June 30, 2022:

●	On July 1, 2022, the Company issued 6,000,000 common shares with a fair value $78,079 of for the conversion of 160 Series F preferred shares.

●	On July 29, 2022, pursuant to the December Series F SPA, the Company received $90,000 for the subscription of 90 Series F preferred shares, as well as issued 368 Series F preferred shares to settle $368,000 in dividends payable.

●	On August 1, 2022, the Company issued 4,349,681 common shares with a fair value $82,959 of for the conversion of 170 Series F preferred shares.

●	On August 10, 2022, the Company issued 191 Series B preferred shares with a fair value of $897,700 to the CEO of the Company.

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

INFINITY XL 12” Display

The INFINITY XL 12” is a solution for operators who desire to provide a high-level visual information experience to their customers. The INFINITY XL 12” is a high definition “Infinity XL 12” “activated display screen mounted in the golf cart integrated with the TAG Control unit to provide a full back/front end Fleet Management solution. The INFINITY XL 12” displays hole graphics, yardage, and detailed course information to the golfer and provides interactive features such as Food and Beverage ordering and scorekeeping.

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

During the period ended June 30, 2022, the Company made required payments in the amount of $20,411, which was applied against the loan payable.

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

Results of Operations

The following table summarizes key items of comparison and their related increase (decrease) for the three months ended June 30, 2022, and 2021:

	Three months ended		Increase (Decrease)	Six months ended		Increase (Decrease)
	30-Jun-22	30-Jun-21	2022 – 2021	30-Jun-22	30-Jun-21	2022 – 2021
	($)	($)	(%)	($)	($)	(%)
Revenues	$1,174,878	494,838	137.4	$1,919,129	$881,944	117.6
Cost of revenue	814,882	201,154	305.1	1,301,839	331,846	292.3
Gross profit	359,996	293,684	22.6	617,290	550,098	12.2

Operating expenses:
Compensation expense	1,211,309	639,517	89.4	1,667,263	1,902,901	(12.4)
General and administrative expense	566,176	697,875	(18.9)	1,244,665	1,099,418	13.2
Research and development	36,750	-	100.0	36,750	-	100.0
Bad debt expense	-	6,220	(100.0)	12,482	10,800	15.6
Depreciation and amortization expense	3,093	6,050	(48.9)	6,230	11,173	(44.2)
Total operating expenses	1,817,328	1,349,662	34.7	2,967,390	3,024,292	(1.9)
Loss from operations	(1,457,332)	(1,055,978)	38.0	(2,350,100)	(2,474,194)	(5.0)

Other income (expense)
Foreign currency exchange	1,721	(7,523)	(122.9)	(26,712)	(22,349)	19.5
Other income	-	258	(100.0)	-	16,903	(100.0)
Redemption premium	-	-	-	(3,062)	-	(100.0)
Gain (Loss) on sale	(3,923)	-	(100.0)	(3,923)	-	(100.0)
Gain (Loss) on disposal	-	-	-	3,960	-	100.0
Gain (Loss) on extinguishment of debt	-	1,040	(100.0)	10,240	77,356	(86.8)
Finance costs	(527,937)	(14,055)	3656.2	(1,084,549)	(25,545)	4145.6
Total other expense	(530,139)	(20,280)	2514.1	(1,104,046)	46,365	(2481.2)

Net loss	$(1,987,471)	(1,076,258)	84.7	$(3,454,146)	(2,427,829)	42.3

As of June 30, 2022, the Company had signed contracts totaling over $2.75 million in gross sales, inclusive of recurring revenue on GPS tracking system. Due to delays related to manufacturing and shipment of product, fulfilment was not yet completely satisfied for the fleet management solution (GPS and Infinity), and only $1,919,129 was recognizable as a revenue stream including our new line of Shelby and Vantage golf carts, for the six months ended June 30, 2022. As product becomes available, DSG expects to satisfy its performance obligations on the remaining contracts for fleet management solution during the third quarter of fiscal 2022.

Comparison of the six months ended June 30, 2022, and 2021:

Revenue

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

Revenue	$1,174,878	$494,838	137.4	$1,919,129	$881,944	117.6

Revenue increased by $680,040 or137.4% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Revenue increased by $1,037,185 or 117.6% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Sales increased for the three and six months ended, year over year, as a result of the Company’s new licensed Shelby Golf Cart product release, in addition to GPS Infinity sales. 85% or approximately $1,674,000 of the revenue recognized as of June 30, 2022 was associated to GPS and Fleet management solution, the remaining 12% of the revenue is attributed to new line of Licensed Shelby golf carts and electric low speed vehicle division.

Cost of Revenue

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

Cost of revenue	$814,882	$201,154	305.1	$1,301,839	$331,846	292.3

Cost of revenue increased by $613,728 or 305.1% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The table below outlines the differences in detail:

	For the Three Months Ended
	June 30, 2022	June 30, 2021	Difference	% Difference
Cost of goods	$796,661	$179,049	$617,612	344.9
Mapping & freight costs	10,425	8,656	1,769	20.4
Wireless fees	7,796	13,449	(5,653)	(42.0)
	$814,882	$201,154	$613,728	305.1

Cost of revenue increased by $969,993, or 292.3%, for the six months ended June 30, 2022 as compared to the six months June 30, 2021. The table below outlines the differences in detail:

	For the Six Months Ended
	June 30, 2022	June 30, 2021	Difference	% Difference
Cost of goods	$1,250,302	$288,969	$961,333	332.7
Mapping & freight costs	13,324	10,708	2,616	24.4
Wireless fees	38,213	32,169	6,044	18.8
	$1,301,839	$331,846	$969,993	292.3

Cost of sales increased by 305.1% and 292.3% for the three and six months ended June 30, 2022, respectively. After introducing our new line of licensed Shelby golf carts, our cost of goods and revenue expanded considerably. The increase in the cost of goods as compared to the six months ended June 30, 2021 is due to chip shortages, increase of manufacturing cost of our primary part of our technology, and increase of freight costs. Our Wireless fees increased due to new satisfied installations of our fleet management solution (GPS and Infinity) which is correlated to our increase of revenue.

Compensation Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

Compensation expense	$1,211,309	$639,517	89.4	$1,667,263	$1,902,901	(12.4)

Compensation expense increased by $571,792, or 89.4%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This is related to an increase of employees and subcontractors, that were hired after the first quarter of 2021 that carried forward to today. Compensation expense decreased by $235,638, or 12.4%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This is related to a reduction of cost of labor of internal projects allocated to the GPS tracking system that came to completion by the end of 2021 and beginning of 2022.

General and Administration Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

General & administration expense	$566,176	$697,875	(18.9)	$1,244,665	$1,099,418	13.2

General & administration expense decreased by $131,699 or 18.9% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The table below outlines the differences in detail:

	For the Three Months Ended
	June 30, 2022	June 30, 2021	Difference	% Difference
Accounting & legal	$39,056	$94,060	$(55,004)	(58.5)
Marketing & advertising	77,198	39,518	37,680	95.3
Subcontractor & commissions	51,936	196,070	(144,134)	(73.5)
Hardware	18,848	4,485	14,363	320.2
Amortization on ROU asset	62,946	56,596	6,450	11.4
Office expense, rent, software, bank & credit card charges, telephone & meals (“Other”)	316,192	307,246	8,946	2.9
	$566,176	$697,875	$(131,699)	(18.9)

The overall decrease in general and admin expenses was primarily due to decreases in account & legal expense that had previously been incurred for legal assistance for NASDAQ related documentation, and subcontractor & commissions expense due to a reduction of investor relations subcontractors hired in 2021 that did not carry over into the first half of 2022. The increased of these general and administration expenses are related to the company’s participation on the annual PGA show, to introduce our Vantage golf cart line of products, Licensed Shelby golf cart and new 10’ Infinity. Due to COVID, by the three months ended June 30, 2021, the PGA show was performed online not incurring in extra cost by the company to assist the annual show.

General & administration expense increased by $145,247 or 13.2% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The table below outlines the differences in detail:

	For the Six Months Ended
	June 30, 2022	June 30, 2021	Difference	% Difference
Accounting & legal	$63,677	$148,608	$(84,931)	(57.2)
Marketing & advertising	162,333	47,739	114,594	240.0
Subcontractor & commissions	191,903	364,169	(172,266)	(47.3)
Hardware	34,907	13,259	21,648	163.3
Amortization on ROU asset	63,915	56,496	7,419	13.1
Office expense, rent, software, bank & credit card charges, telephone & meals (“Other”)	727,930	469,147	258,783	55.2
	$1,244,665	$1,099,418	$145,247	13.2

The overall increase in general and admin expenses was primarily due to increases in office expense, rent, software, bank & credit card charges, telephone & meals, and marketing & advertising expense. The increased of these general and administration expenses are related to the company’s participation on the annual PGA show, to introduce our Vantage golf cart line of products, Licensed Shelby golf cart and new 10’ Infinity. Due to COVID, by the six months ended June 30, 2021, the PGA show was performed online not incurring in extra cost by the company to assist the annual show.

Foreign Currency Exchange

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Foreign currency exchange	$1,721	$(7,523)	(122.9)	$(26,712)	$(22,349)	(66.2)

For the three months ended June 30, 2022, we recognized a foreign exchange gain of $1,721 compared to a loss of $7,523 for the three months ended June 30, 2021. For the six months ended June 30, 2022, we recognized a foreign exchange loss of $26,712 compared to a loss of $22,349 for the six months ended June 30, 2021. The changes were due to changes in foreign currency rates on payables, receivables, loans and other foreign balances denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the United States dollar, Canadian dollar, Euro and British pound.

Gain (Loss) on extinguishment of debt

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Gain (Loss) on extinguishment of debt	$-	$1,040	(100.0)	$10,240	$77,356	(86.8)

The Company recorded a gain of $nil for the three months ended June 30, 2022 compared to a gain of $1,040 for the comparative period. The Company recorded a gain of $10,240 for the six months ended March 31, 2022 compared to a gain of $77,356 for the comparative period. The Company recorded a gain for amounts owing to various vendors as not deemed payable or as settled. Loss was recorded in the comparative period as a result of conversions of convertible debt and accrued interest.

Research and development

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Research and development	$36,750	$-	100.0	$36,750	$-	100.0

Research and development expense increased by $36,750 or 100.0% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Research and development expense increased by $36,750 or 100.0% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2022. The increase is a result of homologation testing on electric vehicles.

Finance Costs

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Finance costs	$(527,937)	$(14,055)	3656.2	$(1,084,549)	$(25,545)	4145.6

Finance costs increased by $513,882 or 3656.2% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Finance costs increased by $1,059,004 or 4145.6% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase is as a result of interest on convertible debt being recorded in the three and six months ended June 30, 2022, where none existed in the prior comparable quarters.

Net Loss

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net loss	$(1,987,471)	$(1,076,258)	84.7	$(3,454,146)	$(2,427,829)	42.3

As a result of the above factors, net loss increased by $911,213 or 84.7% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and decreased by $1,026,317 or 42.3% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Liquidity and Capital Resources

From our incorporation on April 17, 2008 through June 30, 2022, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. As of June 30, 2022, we had $6,835,754 in total liabilities, the majority of which matures within the next twelve months.

We had cash in the amount of $1,576,718 as of June 30, 2022, as compared to $275,383 as of December 31, 2021. We had a working capital deficit of $3,865,530 as of June 30, 2022 compared to working capital deficit of $2,314,163 as of December 31, 2021.

Liquidity and Financial Condition

Our financial position as of June 30, 2022, and December 31, 2021, and the changes for the periods then ended are as follows:

Working Capital

	June 30, 2022	December 31, 2021
Current assets	$2,808,182	$1,700,226
Current liabilities	$6,673,712	$4,014,389
Working capital	$(3,865,530)	$(2,314,163)

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	June 30,
	2022	2021

Net cash used in by operating activities	$(343,399)	$(2,896,362)
Net cash provided by (used in) investing activities	1,333	(25,637)
Net cash provided by financing activities	1,593,116	1,656,111
Effect of exchange rate changes on cash	50,285	41,956
Net increase (decrease) in cash	1,301,335	(1,223,932)
Cash at beginning of period	275,383	1,372,016
Cash at end of period	$1,576,718	$148,084

Net Cash Used in Operating Activities.

During the six months ended June 30, 2022, cash used in operations totaled $343,399. This reflects the net loss of $3,454,146 adjusted for $3,110,747 changes in non-cash working capital items and adjustments for non-cash items. Non-cash and working capital adjustments consisted primarily of non-cash change in accretion of discounts on debt of $315,065, offset by increase in prepaid expense of $183,783, increase in trade payables and accruals of $1,629,447, decrease in accounts receivable and other receivables of $177,714, an increase in deferred revenue of $213,458, and the settlement of payables for services with preferred shares in the amount of $777,000.

Net Cash Used in Investing Activities.

The Company purchased equipment for $8,892, and disposed of equipment for proceeds of $10,225.

Net Cash Provided by Financing Activities.

Net cash from financing activities during the six months ended June 30, 2022 totaled $1,593,116, which mainly relates to $250,000 received from issuing preferred shares, $500,000 received from notes payable, and $863,527 received from the sale of lease receivables partially offset by repayments made of $20,411 on notes payable.

Outstanding Indebtedness

Our current indebtedness as of June 30, 2022 is comprised of the following:

●	Unsecured, convertible note payable to a former related party with an outstanding principal amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable with an outstanding principal amount of $Nil, and a carrying value of $9,487 relating to an outstanding penalty;

●	Unsecured, promissory note with carrying value of $1,897,500 and outstanding principal amount of $2,400,000, bearing interest at 9% per annum and 24% per annum in default, maturing June 20, 2022. If not repaid by December 12, 2021, an additional $100,000 of guaranteed interest will be added on December 12, 2021 and the 12th day of each succeeding month during which any portion of the convertible note remains unpaid. In the event of a default, the note is convertible at the price that is equal to a 40% discount to the lowest trading price of the Company’s common shares during the 30 day trading period prior to the conversion date;

●	Unsecured loan payable with an outstanding principal amount of $31,935 (CAD$40,000). The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $31,935 (CAD$40,000). The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $30,115. The loan bears interest at 1% per annum and is due on May 21, 2022 with payments deferred for the first six months of the term;

●	Secured loan payable with an outstanding principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan which is applied against any accrued interest first.

●	Series F Preferred Stock payments, two payments of $250,000 received on each of February 28, 2022 and March 31, 2022. Until such time that the 5000 shares of the Series F Preferred Stock are redeemed in full, an amount equal to 20% of any gross proceeds collected by the Company are also required to be remitted. Under the original terms of the SPA, redemption of preferred F series shares requires a 15% premium payment on the face value. As such, a Redemption Premium of $75,000 was recognized, and recorded as interest expense, included as part of the loan, and will be repaid as part of the 20% gross sales remittance. As at June 30, 2022, there was a balance of $482,651 outstanding.

Related Party Transactions

During the six months ended June 30, 2022 the Company incurred $376,153 (2021 - $280,262) in salaries which includes a bonus of $60,000 (2021 - $109,705) in fees to the President, CEO, and CFO of the Company. The Company also repaid $28,118 of management fees and salaries previously owing to the President, CEO, and CFO of the Company as of December 31, 2021. As at June 30, 2022, the Company owed $38,891 (December 31, 2021 - $28,118) to the President, CEO, and CFO of the Company for management fees and salaries. Amounts owed and owing are unsecured, non-interest bearing, and due on demand.

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

The Series B preferred stock is convertible on a 1 for 100,000 basis into common shares.

On June 27, 2022, the Company issued an aggregate of 105 shares of Series B convertible preferred shares to the Company’s board of directors for past services. These preferred shares were valued at $777,000 based on the fair value of the underlying common stock. The issuance is recorded under compensation expense.

Director	# of Preferred Shares
Stephen Johnston	25
James B Singerling	25
Robert Silzer	25
Carol Cookerly	15
Michael Leemhuis	15
Total	105

The Series B preferred stock is convertible on a 1 for 100,000 basis into common shares.

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period to be as follows:

Estimated Expenses for the Twelve-Month Period ending June 30, 2023
General and administrative	$2,404,000
Research and development	2,043,600
Marketing	755,000
Sales and dealer network	540,000
Payroll overhead	1,259,000
Service and maintenance	785,900
Assembly facility	1,750,000
Inventory	10,700,000
Total	$20,237,500

As noted earlier, during the six months ended June 30, 2022, cash used in operations totaled $343,399 and is expected to increase in the future periods as the Company obtains more contract sales. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $20,237,500 that we require for the next 12 months, we had $1,576,718 in cash as of June 30, 2022, and working capital deficit of $3,865,530. Our principal sources of liquidity are cash generated from product sales, securities purchase agreements and debt financings. As at June 30, 2022, the Company had secured signed contracts of over $2.75 million of which approximately $0.7 million was recognized in the first quarter of fiscal 2022, $1.10 million was recognized in the second quarter of fiscal 2022, and the Company expects to satisfy the majority of its performance obligations during the third quarter of fiscal 2022 for the remaining $0.95 million. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at June 30, 2022, included in trade and other payables is $21,416 (December 31, 2021 - $29,329) related to this unpaid invoice, interest and legal fees.

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

We incurred a comprehensive loss of $6,449,678 and $6,297,362 during the years ended December 31, 2021 and 2020, respectively. During the six months ended June 30, 2022 we incurred a comprehensive loss of $3,403,861 compared to our comprehensive loss of $2,437,626 for the same period in 2021. We had cash of $1,576,718 as of June 30, 2022 and working capital deficit of $3,865,530, and we believe that we will need significant additional equity financing to execute our business plan and to continue as a going concern, given that, among other things:

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

To carry out our proposed business plan for the next 12 months, we estimate as of June 30, 2022, that we will need approximately $20 million in addition to cash on hand. If cash on hand, revenue from the sale of our cars, if any, and cash received upon the exercise of outstanding warrants, if any are exercised, are not sufficient to cover our cash requirements, we will need to raise additional funds through the sale of our equity securities, in either private placements or registered offerings and/or shareholder loans. If we are unsuccessful in raising enough funds through such capital-raising efforts we may review other financing possibilities such as bank loans. Financing might not be available to us or, if available, may not be available on terms that are acceptable to us.

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

So long as any shares of our senior ranking Series A, B, C, D, or E Preferred Stock are outstanding, the Company may not declare, pay or set apart for payment any dividend or make any distribution on the common stock. Furthermore, each of the 3,074 shares of Series F Preferred stock outstanding as of the date of this Quarterly report is entitled, until converted or redeemed, to receive cumulative dividends of 10% per annum, payable quarterly, in cash or Preferred Shares.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.1.6	Certificate of Change of the Registrant	8-K	3.1	03-26-19

3.1.7	Certificate of Correction of the Registrant	8-K	3.2	03-26-19

3.1.8	Series A - Certificates of Amendment and Designation dated November 22, 2019	10-K	3.1.8	03-05-2021

3.1.9	Series C - Certificates of Amendment and Designation dated December 22, 2020	10-K	3.1.9	03-05-2021

3.1.10	Series F – Certificates of Designation dated December 22, 2020	10-K	3.1.10	03-05-2021

3.1.11	Series D - Certificate of Designation dated May 2, 2018	S-1	3.1.11	04-21-21

3.1.12	Series E - Certificate of Designation dated May , 2018	S-1	3.1.12	04-21-21

3.1.13	Series F – Certificates of Designation dated December 22, 2020	10-K	3.1.10	03-05-21

3.1.14	Certificate of Amendment to Articles of Incorporation dated December 22, 2020	S-1	3.1.14	04-21-21

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A. Bosa & Co (Kootenay) Ltd.	10-K	10.11	05-28-19

10.2	Lease agreement (Modified), dated January 21, 2016 and February 1, 2016 between DSG TAG Systems Inc. and Benchmark Group	10-K	10.12	05-28-19

10.3	Loan agreement, dated February 11, 2016 between DSG TAG Systems Inc. and Jeremy Yaseniuk	10-K	10.13	05-28-19

10.4	Loan agreement, dated March 31, 2016 between DSG TAG Systems Inc. and E. Gary Risler	10-K	10.14	05-28-19

10.5	Security purchase agreement between DSG Global Inc. and Coastal Investment Partners, dated November 7 2016	8-K	10.1	11-15-16

10.6	Equity Financing Agreement dated September 18, 2019 between DSG Global, Inc. and GHS Investments, LLC	S-1	10.9	10-04-19

10.7	Registration Rights Agreement dated September 18, 2019 between DSG Global, Inc. and GHS Investments, LLC	S-1	10.10	10-04-19

10.8	Advisory Services Agreement dated as of March 2, 2020 Graj + Gustavsen, Inc.	8-K	10.1	03-06-20

10.9	Stock Purchase Agreement between the Company and GHS dated December 23, 2020	8-K	10.1	12-31-20

10.10	Warrant Agreement dated December 23, 2020	8-K	10.2	12.31.20

10.11	Stock Purchase Agreement between the Company and GHS dated December 23, 2020	8-K	10.1	12-31-20

10.12	OEM Cooperation Agreement with Skywell New Energy Automobile Group Co. Ltd. dated February 5, 2021.	8-K	10.1	02.23.21

10.13	Cooperation Agreement with Zhejiang Jonway Group Co., Ltd. dated September 17, 2019	S-1	10.13	04-21-21

10.14	Cooperation Agreement with Rumble Motors dated February 15, 2021	S-1	10.14	04-21-21

21	List of Subsidiaries:				X

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

Date: August 18, 2022	/s/ Robert Silzer
Robert Silzer
President, CEO, Secretary, Treasurer, and Director
(Principal Executive Officer)

Date: August 18, 2022	/s/ Zahir Loaiza
Zahir Loaiza
Chief Financial Officer (Acting)
(Principal Financial Officer, Principal Accounting Officer)

