Form 10-Q
period 2022-09-30
DSG Global Inc.
filed 2022-11-14
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

As at November 14, 2022, the issuer had 145,429,993  shares of common stock issued and outstanding.

DSG GLOBAL, INC.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of DSG Global Inc. as at September 30, 2022, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine-month period ended September 30, 2022, are not necessarily indicative of the results that can be expected for the year ending December 31, 2022.

DSG GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2022, AND DECEMBER 31, 2021

(Expressed in U.S. dollars)

(UNAUDITED)

	September 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$168,649	$275,383
Trade receivables, net	755,924	239,822
Lease receivable	3,487	87,020
Inventories	465,103	712,678
Prepaid expenses and deposits	268,575	385,323
TOTAL CURRENT ASSETS	1,661,738	1,700,226

Lease receivable	16,104	723,216
Fixed assets, net	29,693	35,314
Right-of-use assets	42,476	141,880
Intangible assets, net	10,683	11,604
TOTAL ASSETS	$1,760,694	$2,612,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$2,777,518	$1,202,598
Deferred revenue	415,065	255,984
Lease liability	47,683	121,270
Loans payable	1,005,776	2,115,049
Convertible notes payable	2,719,514	319,488
TOTAL CURRENT LIABILITIES	6,965,556	4,014,389

Lease liability	6,014	38,696
Loans payable	150,000	212,898
TOTAL LIABILITIES	7,121,570	4,265,983

Contingencies (Note 16)

MEZZANINE EQUITY
Redeemable preferred stock, $0.001 par value, 24,010,000 shares authorized (2021 – 24,010,000), 51,542 issued and outstanding, 838 to be issued (2021 – 50,804 issued and outstanding, 1,206 to be issued)	2,708,545	3,143,402

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 3,010,000 shares authorized (2021 – 3,010,000), 200,750 issued and outstanding (2021 – 200,454 issued and outstanding)	2,874,180	1,199,480
Common stock, $0.001 par value, 350,000,000 shares authorized, (2021 – 350,000,000); 141,865,636 issued and outstanding (2021 – 128,345,183)	141,871	128,350
Additional paid in capital, common stock	50,901,514	50,068,418
Discounts on common stock	(69,838)	(69,838)
Common stock to be issued	-	19,647
Obligation to issue warrants	261,934	261,934
Accumulated other comprehensive income	1,340,593	1,289,559
Accumulated deficit	(63,519,675)	(57,694,695)
TOTAL STOCKHOLDERS’ DEFICIT	(8,069,421)	(4,797,145)

TOTAL LIABILITIES MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$1,760,694	$2,612,240

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue	$1,425,673	498,380	$3,344,802	$1,380,324
Cost of revenue	952,841	226,452	2,254,680	558,298
Gross profit	472,832	271,928	1,090,122	822,026

Operating expenses
Compensation expense	1,299,003	665,894	2,966,266	2,568,795
General and administration expense	892,560	1,407,770	2,137,225	2,507,188
Research and development	15,594	-	52,344	-
Bad debt expense	45,197	22,159	57,679	32,959
Depreciation and amortization expense	2,965	6,781	9,195	17,954
Total operating expenses	2,255,319	2,102,604	5,222,709	5,126,896
Loss from operations	(1,782,487)	(1,830,676)	(4,132,587)	(4,304,870)

Other income (expense)
Foreign currency exchange	(1,354)	(316)	(28,066)	(22,665)
Other (expense) income	-	(54)	-	16,849
Loss on sale of lease receivable	-	-	(3,923)	-
(Loss) Gain on extinguishment of debt	30,115	(76,454)	40,355	902
Gain on disposal	-	-	3,960	-
Interest on preferred shares	-	-	(3,062)	-
Finance costs	(617,108)	(41,178)	(1,701,657)	(66,723)
Total other income (expense)	(588,347)	(118,002)	(1,629,393)	(71,637)
Net loss	$(2,370,834)	(1,948,678)	$(5,824,980)	$(4,376,507)

Net loss per share
Basic and diluted	$(0.02)	(0.02)	$(0.04)	$(0.04)

Weighted average number of shares used in computing basic and diluted net income (loss) per share:
Basic and diluted	140,304,455	119,761,619	133,905,516	111,233,810

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net loss	$(2,370,834)	$(1,948,678)	$(5,824,980)	$(4,376,507)
Other comprehensive (loss) income

Foreign currency translation adjustments	749	29,181	51,034	19,384

Comprehensive loss	(2,370,085)	(1,919,497)	(5,773,946)	(4,357,123)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. dollars)

(UNAUDITED)

	Common Stock						Preferred Stock (equity)
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Obligation to issue warrants	Shares	Par value	Additional paid in capital	To be issued	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2020	95,765,736	$94,018	$43,299,937	$(69,838)	$1,436,044	$163,998	200,508	$200	$744,480	$1,340,000	$1,252,082	$(51,310,040)	$(3,049,119)

Shares issued for debt settlement	8,853,975	8,854	1,618,425	-	(1,436,044)	-	-	-	-	-	-	-	191,235
Shares and warrants issued for services	2,430,000	2,430	1,805,704	-	-	(25,932)	-	-	-	-	-	-	1,782,202
Cancellation of shares due to duplicate issuance	(1,751,288	-	-	-	-	-	(45)	-	-	-	-	-	-
Preferred shares issued for services	-	-	-	-	-	-	116		2,189,600	(1,340,200)	-	-	849,600
Shares issued on conversion of preferred shares	16,346,763	16,348	3,219,066	-	-	-	(108)		(1,638,920)	-	-	-	1,596,494
Net loss for the period	-	-	-	-	-	-	-	-	-	-	19,384	(4,376,507)	(4,357,123)
Balance, September 30, 2021	121,645,186	$121,650	$49,943,132	$(69,838)	$-	$138,066	200,471	$200	$1,295,160	-	$1,271,466	$(55,686,547)	$(2,986,711)

Balance, December 31, 2021	128,345,183	$128,350	$50,068,418	$(69,838)	$19,647	$261,934	200,454	$200	$1,199,280	-	$1,289,559	$(57,694,695)	$(4,797,145)

Shares and warrants issued for services	1,160,000	1,160	160,600	-	(19,147)	-	296	-	1,674,700	-	-		1,816,813
Dividends	-	-	455,500	-	-	-	-	-	-	-	-	-	455,500
Shares issued on conversion of preferred shares	12,360,453	12,361	216,996	-	-	-		-	-	-	-	-	229,357
Net loss for the period	-	-	-	-	-	-	-	-	-	-	51,034	(5,824,980)	(5,773,946)
Balance, September 30, 2022	141,865,636	$141,871	$50,901,514	$(69,838)	$-	$261,934	200,750	$200	$2,873,980	-	$1,340,593	$(63,519,675)	$(8,069,421)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022, AND 2021

(Expressed in U.S. Dollars)

(UNAUDITED)

	September 30, 2022	September 30, 2021

Net loss	$(5,824,980)	$(4,376,507)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,195	16,832
Change in ROU assets	137,495	1,122
Accretion of discounts on debt	315,065	28,763
Bad debt expense	57,679	32,959
Loss on sale of lease receivable	3,923	-
Preferred shares issued for services	1,674,700	849,600
Common shares and warrants issued for services	101,734	1,782,202
Unrealized foreign exchange (gain) loss	(4,693)	(1,509)
Gain on asset disposal	(3,960)	-

Changes in non-cash working capital:
Trade receivables, net	(630,551)	(169,705)
Inventories	247,575	(392,837)
Prepaid expense and deposits	116,748	(506,580)
Lease receivable	(20,035)	(555,563)
Trade payables and accruals	1,573,919	(683,954)
Deferred revenue	159,081	128,588
Lease liabilities	(143,438)	75,340
Interest on mandatorily redeemable preferred shares	3,062	-
Net cash used in operating activities	(2,176,862)	(3,771,249)

Cash flows from investing activities
Purchase of equipment	(8,892)	(25,344)
Disposal of property and equipment	10,225	-
Net cash provided by (used in) investing activities	1,333	(25,344)

Cash flows from financing activities
Proceeds from issuing preferred shares, and shares to be issued	715,000	2,109,934
Proceeds from notes payable	500,000	2,000,000
Debt issue costs	-	(102,500)
Repayment on lease liabilities	-	(94,509)
Proceeds from sale of lease receivable	863,527	-
Gain on extinguishment of debt	(40,355)	(902)
Payments on notes payable	(20,411)	(193,889)
Net cash provided by financing activities	2,017,761	3,718,134

Effect of exchange rate changes on cash	51,034	24,089

Net decrease in cash	(106,734)	(54,370)
Cash at beginning of period	275,383	1,372,016

Cash at the end of the period	$168,649	$1,317,646

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

(Expressed in U.S. Dollars)

(UNAUDITED)

Note 1 – ORGANIZATION

DSG Global, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 24, 2007.

The Company is a technology development company engaged in the design, manufacture, and marketing of fleet management solutions in the golf industry. The Company’s principal activities are the sale and rental of GPS tracking devices and interfaces for golf vehicles and related support services. Starting during the year ended December 31, 2021, the Company began to market low speed electric vehicles, and e-bikes, recognizing its first sales in this space. Sales from these product lines have not reached a level of materiality to be disclosed as separate segments of the business  . The Company also began the start of the homologation project for electric vehicles.

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

As of September 30, 2022, the Company had working capital deficit of $5,303,818 and had an accumulated deficit of $63,519,675 since inception. Furthermore, the Company incurred a net loss of $5,824,980 and used $2,176,862 of cash flows for operating activities during the nine months ended September 30, 2022. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2021. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Principles of Consolidation

The interim condensed consolidated financial statements include the accounts of DSG Global Inc., its subsidiary VTS,   and its wholly owned subsidiaries Imperium Motor Corp., DSG Tag Systems Inc., Imperium Motor Company of Canada Corporation, DSG UK, and AC Golf Carts, collectively referred to as the “Company”. All intercompany accounts, transactions and profits were eliminated in the consolidated financial statements.

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

Warranty Reserve

The Company accrues for warranty costs, sales returns, and other allowances based on its historical experience. During the period ended September 30, 2022 and the comparable period of September 30, 2021, the Company did not provide a warranty for any of its products sold during those periods. The warranty reserve was $Nil as at September 30, 2022 and 2021.

Re-classification

During the period ended September 30, 2022, the Company re-classified dividends that were accrued on its redeemable preferred shares during the year ended December 31, 2021. An amount of $455,500 was re-classified from additional paid in capital on common stock, to additional paid in capital preferred stock – mezzanine equity (Note 13). This change is reflected in the interim condensed consolidated statement of changes in stockholders’ deficit.

Note 4 – TRADE RECEIVABLES, NET

As of September 30, 2022, and December 31, 2021, trade receivables consist of the following:

	September 30, 2022	December 31,2021
Accounts receivable	$845,323	$271,950
Allowance for doubtful accounts	(89,399)	(32,128)
Total trade receivables, net	$755,924	$239,822

Note 5 – INVENTORIES

As of September 30, 2022, and December 31, 2021, inventories consist of the following:

	September 30, 2022	December 31, 2021
Parts and accessories	$199,211	$226,230
Golf carts	53,462	158,588
E-bikes	20,870	35,060
Electric vehicles	191,560	292,800
Total inventories	$465,103	$712,678

Note 6 – FIXED ASSETS AND EQUIPMENT ON LEASE

As of September 30, 2022, and December 31, 2021, fixed assets consisted of the following:

	September 30, 2022	December 31, 2021
Machinery	$5,040	$5,040
Furniture and equipment	2,587	2,350
Computer equipment	50,781	41,784
Vehicles	19,989	28,360
Accumulated depreciation	(48,704)	(42,220)
	$29,693	$35,314

For the three and nine months ended September 30, 2022, total depreciation expense for fixed assets was $2,658 and $8,274, respectively (September 30, 2021 - $6,781 and $17,954, respectively) and is included in depreciation and amortization expense. An allocation of depreciation to cost of sales is not applicable for the Company.

Note 7 – INTANGIBLE ASSETS

As of September 30, 2022, and December 31, 2021, intangible assets consist of the following:

	September 30, 2022	December 31, 2021
Intangible asset – Patent	$22,353	$22,353
Accumulated amortization	(11,670)	(10,749)
	$10,683	$11,604

Patents are amortized on a straight-line basis over their estimated useful life of 20 years. For the three and nine months ended September 30, 2022, total amortization expense for intangible assets was $307 and $921, respectively (September 30, 2021 - $307 and $922, respectively).

Note 8 – TRADE AND OTHER PAYABLES

As of September 30, 2022, and December 31, 2021, trade and other payables consist of the following:

	September 30, 2022	December 31, 2021
Accounts payable and accrued expenses	$1,343,227	$949,937
Accrued interest	1,421,435	248,610
Other liabilities	12,856	4,051
Total payables	$2,777,518	$1,202,598

Note 9 – LOANS PAYABLE

As of September 30, 2022, and December 31, 2021, loans payable consisted of the following:

	September 30, 2022	December 31, 2021
Unsecured loan payable in the amount of CAD$40,000, due on or before December 31, 2025(a)	$29,063	$31,449
Unsecured loan payable in the amount of CAD$40,000, due on or before December 31, 2025(b)	29,063	31,449
Unsecured loan payable, due on May 21, 2022, interest at 1% per annum(c)	-	30,115
Secured loan payable, due on June 5, 2050, interest at 3.75% per annum(d)	150,000	150,000
Unsecured loan payable, due on June 20, 2022, interest at 9% per annum(e)	-	2,084,934
Preferred F series shares issued with mandatory redemption(f)	947,651	-
	1,155,776	2,327,947
Current portion	(1,005,776)	(2,115,049)
Loans payable, Long term	$150,000	$212,898

(a)	On April 17, 2020, the Company received a loan in the principal amount of $29,063 (CAD$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(b)	On April 21, 2020, the Company received a loan in the principal amount of $29,063 (CAD$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(c)	On May 21, 2020, the Company received a loan in the principal amount of $30,115 under the Paycheck Protection Program. The loan bears interest at 1% per annum and is due on May 21, 2022 with payments deferred for the first six months of the term. This loan was forgiven and was recorded to gain on debt extinguishment during the nine months ended September 30, 2022.

(d)	On June 5, 2020, the Company received a loan in the principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan. The payments are applied against any accrued interest before principal amounts are repaid.

(e)	On September 13, 2021, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company received cash proceeds of $2,000,000 on September 13, 2021 in exchange for the issuance of an unsecured convertible promissory note in the principal amount of $2,400,000, which was inclusive of a $400,000 original issue discount and bears interest at 9% per annum to the holder and matures June 20, 2022. If the convertible note is not paid in full before December 12, 2021, an additional $100,000 of guaranteed interest will be added to the note. An additional $100,000 of guaranteed interest will be added to the note on the 12th day of each succeeding month during which any portion of the convertible note remains unpaid. Any principal or interest on the convertible note that is not paid when due or during any period of default bears interest at 24% per annum.

In the event of a default, the note is convertible at the price that is equal to a 40% discount to the lowest trading price of the Company’s common shares during the 30 day trading period prior to the conversion date.

During the three and nine months ended September 30, 2022, the Company recorded $457,400 and $1,470,865 in interest expense including $457,400 and $1,292,400 of additional interest, respectively. As at September 30, 2022, the carrying value of the convertible promissory note was $2,400,000 (December 31, 2021 - $2,084,935).

As the note is now in default, it has become convertible. See Note 10.

(f)	On February 17, 2022, the Company entered into a Waiver of Conditions (the “Waiver”) to the Share Purchase Agreement (the “SPA”) dated December 13, 2021. The Company has received five payments in the amount of $250,000 on February 28, 2022, $250,000 on March 31, 2022, $90,000 on July 29, 2022, $250,000 on August 29, 2022, and $125,000 on September 15, 2022, for 965 preferred series F shares in total. Under the Waiver, the Company agrees to repay these amounts, on an ongoing basis, by remitting 20% of all gross sales back to the subscriber until such time that the 500 shares of the Series F Preferred Stock issued pursuant to this Waiver agreement are redeemed in full. As these preferred F series shares subscribed for under the Waiver are mandatorily redeemable, the total amounts of $965,000 were recorded as liabilities, as per ASC 480-10. Under the original terms of the SPA, redemption of preferred F series shares requires a 15% premium payment on the face value. As such, a total Redemption Premium of $75,000 will be paid on the redemption as part of the 20% gross sales remittance, and will be amortized as the repayments are made. During the period ended September 30, 2022, $3,062 was recognized, and recorded as interest expense, included as part of the loan.

During the nine months ended September 30, 2022, the Company made required payments in the amount of $20,411, which was applied against the loan payable.

Note 10 – CONVERTIBLE NOTES

As of September 30, 2022, and December 31, 2021, convertible loans payable consisted of the following:

Third Party Convertible Notes Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a former director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at September 30, 2022, the carrying value of the convertible promissory note was $310,000 (December 31, 2021 - $310,000).

(b)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. As at September 30, 2022, the carrying value of the note was $9,514 (December 31, 2021 - $9,439), relating to an outstanding penalty.

(c)	As per Note 9 (e) above, the $2,400,000 convertible note went into default, and therefore it has become convertible at the holder’s request. The fair value of the loan approximates carrying value as it is now short term in nature, effectively due on demand.

Note 11 - LEASES

Lessor

During the year ended December 31, 2020, the Company began financing the lease of certain assets under rental revenue contracts with its customers and accounts for them in accordance with ASC 842 as outlined under “Leases” in Note 3 of the consolidated financial statements for the year ended December 31, 2020.

During the nine months ended September 30, 2022, the Company recognized new lease receivables of $143,630, net of the $nil of leases transferred to third party management (December 31, 2021 - $817,619 net of $120,231 of leases transferred to third party management). The lease receivable reflects lease payments expected to be received over the terms of the agreements and derecognized $12,240 (December 31, 2021 - $492,096) in inventory related to the underlying assets, being recorded to cost of goods sold. During the nine months ended September 30, 2022, the Company sold $867,450 of lease receivables to a third party for $863,527. As a result of the sale, the Company derecognized the carrying value of $867,450 for the leases sold on the date of the transaction and recognized a loss of $3,923 in other income and expenses.

Lease receivable	September 30, 2022	December 31, 2021
Balance, beginning of the period	$810,236	$42,856
Additions	143,630	937,850
Transfer to third party	(867,450)	(120,231)
Interest on lease receivables	20,082	19,452
Receipt of payments	(81,173)	(60,445)
		-
Foreign exchange	(5,734)	(9,246)
Balance, end of the period	19,591	810,236
Current portion of lease receivables	(3,487)	(87,020)
Long term potion of lease receivables	$16,104	$723,216

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

On October 1, 2019, the Company entered into a 5-year lease agreement for a photocopier (the “Copier Lease”). Upon recognition of the lease, the Company recognized right-of-use assets of $8,683 and lease liabilities of $8,683. As of September 30, 2022, the Copier Lease had a remaining term of 2.00 years.

On July 10, 2020, the Company entered into a lease agreement for retail, showroom and warehouse space in Fairfield, CA (the “Fairfield Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $164,114 and lease liabilities of $156,364. The difference between the recorded lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $7,750. The lease included a rent-free period with rent payments commencing on October 1, 2020. On August 10, 2022, the lease ended.

On July 14, 2020, the Company entered into a lease agreement for office space in Surrey, BC (the “Croydon Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $133,825 (CAD$175,843) and lease liabilities of $125,014 (CAD$163,895). The difference between the recorded lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $8,811 (CAD$11,948). The lease included a rent-free period with rent payments commencing on September 1, 2020. As of September 30, 2022, the Croydon Lease had a remaining term of 0.83 years.

On April 1, 2021, the Company entered into a lease agreement for a credit card processing machine (the “FD 150 Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $1,018 and lease liabilities of $1,018. As of September 30, 2022, the FD 150 Lease had a remaining term of 1.58 years.

On June 2, 2021, the Company entered into a lease agreement for a trailer (the “Trailer Lease”). Upon recognition of the lease, the Company recognized right-of-use assets of $8,886 (CAD$11,016) and lease liabilities of $8,886 (CAD$11,016). As of September 30, 2022, the Trailer Lease had a remaining term of 2.67 years.

Right-of-use assets:

Right-of-use assets	September 30, 2022	December 31, 2021
Cost	$311,750	$312,318
Accumulated amortization	(269,274)	(170,530)
Foreign exchange	-	29
Total right-of-use assets	$42,476	$141,880

Lease liability	September 30, 2022	December 31, 2021
Current portion	$47,683	$121,270
Long-term portion	6,014	38,696
Total lease liability	$53,697	$159,966

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

Lease expense for the nine months ended September 30, 2022, was $104,113 (2021 - $105,439) and is recorded in general and administration expense.

Future minimum lease payments to be paid by the Company as a lessee for leases as of September 30, 2022, for the next four years are as follows:

Lease commitments and lease liability	September 30, 2022
2022	$16,208
2023	39,933
2024	4,241
2025	1,055
Total future minimum lease payments	61,437
Discount	(7,740)
Total	53,697

Current portion of lease liabilities	(47,683)
Long-term portion of lease liabilities	$6,014

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

The following table summarizes the Company’s redeemable preferred share activities for the period ended September 30, 2022, and for the comparative September 30, 2021 period.

	Shares	Par	Additional paid in capital	To be issued	Total
Balance December 31, 2020	49,230	$49	$1,007,895	$1,265,799	$2,273,743
Issuance	3,500	4	2,731,989	(743,898)	1,988,094
Converted for common shares	(1,787)	(2)	(1,596,493)	-	(1,596,495)
Balance, September 30, 2021	50,943	$51	$2,143,391	$521,901	$2,665,342

Balance December 31, 2021	50,804	$51	$2,201,786	$975,373	$3,177,210
Issuance	1,208	-	618,000	(368,000)	250,000
Converted for common shares	(470)	-	(229,357)	(33,808)	(2)(263,165)
Accrued preferred stock dividends(1)	-	-	(719,959)	264,459	(455,500)
Balance, September 30, 2022	51,542	$51	$1,870,470	$838,024	$2,708,545

(1)	The amount of $719,959 accrued against additional paid in capital includes the $455,500 of accrued dividends on redeemable preferred stock related to the year ended December 31, 2021, and is the reclass described above in Note 3.

(2)	$33,808 was a balance carried in the redeemable preferred shares to be issued from prior years, but does not relate to any shares that are required to be issued. It should have been cleared out in fiscal 2019 when the Company completed its reverse stock split. It has been adjusted in the nine months ended September 30, 2022.

Mezzanine Preferred Equity Transactions

During the nine months ended September 30, 2022:

●	470 Series F Preferred Shares were converted into common shares (see note 14).

●	On September 15, 2022, pursuant to the December 2021 Series F SPA, the Company received $125,000 for the subscription of 125 Series F preferred shares (see note 9(f)). The shares were issued on October 18, 2022.

●	On August 29, 2022, pursuant to the December 2021 Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)).

●	On July 29, 2022, pursuant to the December 2021 Series F SPA, the Company received $90,000 for the subscription of 90 Series F preferred shares, as well as issued 368 Series F preferred shares to settle $368,000 in dividends payable.

●	On March 31, 2022, pursuant to the December 2021 Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)). The shares were issued on April 1, 2022.

●	On February 7, 2022, pursuant to the December 2021 Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)).

●	On January 4, 2022, pursuant to the December Series 2021 F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)). These shares were issued April 1, 2022 and recorded as such.

During the year ended December 31, 2021:

●	1,512 Series C Preferred Shares were converted into common shares, see note 14.

●	On November 6, 2020, the Company received gross proceeds of $300,000 for 300 Series C Preferred Shares in lieu of the Second Closing for the Series C Share Purchas Agreement (the “Series C SPA”). The shares were included in preferred shares to be issued at December 31, 2020. The preferred shares were issued April 13, 2021.

●	On December 7, 2020, the Company received gross proceeds of $200,000 for 200 Series C Preferred Shares in lieu of the Second Closing for the Series C SPA. The shares are included in preferred shares to be issued as at December 31, 2020. The preferred shares were issued April 13, 2021.

●	On December 23, 2020, the Company entered into a Securities Purchase Agreement (the “Series F SPA”) whereby the Company agreed to sell and the Purchaser agrees to purchase, in a series of closings (the “Closings”) of at least 1,000 Series F preferred shares at a price of $1,000 per share. The First and Second Closings, will each be for 1,500 Preferred Shares at a purchase price of $1,500,000, the Second Closing which will follow the filing of the Registration Statement. Any Additional Closings will be for the purchase of at least 1,000 Series F preferred shares, every thirty calendar days, and shall follow the Registration Statement being declared effective. The Company granted 3,000,000 warrants, with a relative fair value of $768,008, concurrently with the execution of the Series F SPA and First Closing. The First Closing shares were included in preferred shares to be issued at December 31, 2020 with a relative fair value of $731,992.

●	On February 4, 2021, the Company issued 1,500 Series F preferred shares pursuant to the First Closing of the Series F SPA with a relative fair value of $731,992. Additionally, the Company issued 1,500 Series F preferred shares pursuant to the Second Closing of the Series F SPA for gross proceeds for $1,500,000.

●	On June 10, 2021, pursuant to the Series F SPA, the Company received $350,000 for the subscription of an additional 350 Series F preferred shares to be issued.

●	On July 20, 2021, pursuant to another Securities Purchase Agreement (the “July Series F SPA”), the Company received $400,000 for the subscription of 400 Series F preferred shares with a relative fair value of $138,066 and 1,180,000 warrants with a relative fair value of $261,934 valued on the agreement date which are recorded as obligation to issue shares and obligation to issue warrants respectively at December 31, 2021, see note 14.

●	On August 3, 2021, 275 Series F Preferred Shares were converted into common shares, see note 14.

●	On October 22, 2021, 210 Series F Preferred Shares were converted into common shares, see note 14.

●	On November 30, 2021, 491 Series F Preferred Shares were converted into common shares, see note 14.

●	On December 14, 2021, pursuant to another Securities Purchase Agreement (the “December Series F SPA”), the Company received $312,000 for the subscription of 312 Series F preferred shares. $12,000 was incurred as share issuance costs.

●	On December 31, 2021, pursuant to the December Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares.

Mezzanine preferred equity, series C and series F, carry a dividend policy which entitles each preferred share to receive, and the Company to pay, cumulative dividends of 10% per annum, payable quarterly, beginning on the original issuance date and ending on the date that such preferred shares has been converted or redeemed. At the option of the Company, accrued dividends can be settled in preferred shares of the same series, or in cash. Any dividends that are not paid quarterly on the dividend payment date shall entail a late fee, which must be paid in cash at the rate of 18% per annum, which accrues and compounds daily from the dividend payment date, through to and including the date of the actual payment in full. As at September 30, 2022 the Company recorded $264,458 in dividends to be settled in preferred shares, and $73,963 in penalty interest.

Note 13 – PREFERRED STOCK

Authorized

3,000,000 shares of Series A preferred shares authorized each having a par value of $0.001 per share.

10,000 shares of Series B convertible preferred shares authorized each having a par value of $0.001 per share. Each share of Series B convertible preferred shares is convertible into 100,000 shares of common stock.

Preferred Stock Transactions

During the nine months ended September 30, 2022:

●	On August 1, 2022, the Company issued an aggregate of 191 shares of Series B preferred shares to the CEO of the Company for past services. These preferred shares were value at $897,000 based on the fair value of the underlying common stock.

●	On June 27, 2022, the Company issued an aggregate of 105 shares of Series B preferred shares to the Company’s board of directors for past services. These preferred shares were value at $777,000 based on the fair value of the underlying common stock.

During the year ended December 31, 2021:

●	On October 26, 2020, the Company agreed to issue Series B preferred shares that are convertible into 1,000,000 common shares and 1,000,000 warrants for investor relations services. The preferred shares were valued at $1,340,000 based on the fair value of the underlying common stock and included in preferred shares to be issued at December 31, 2020. On February 17, 2021, the Company issued 100 shares of Series B preferred shares and 1,000,000 warrants, see note 14. 1 Series B preferred share is convertible into 100,000 shares of common stock, which meant that only 10 shares of Series B preferred shares should have been issued. On May 26, 2021, 50 shares of Series B preferred shares, instead of 5 shares of Series B preferred shares, were converted into 500,000 shares of common stock with a fair value of $670,000. On September 16, 2021, the Company cancelled 45 shares of Series B preferred shares and 5 shares of Series B preferred shares were converted into 500,000 shares of common stock with a fair value of $670,000.

●	On March 4, 2021, the Company issued an aggregate of 16 shares of Series B preferred shares to the Company’s board of directors for past services. These preferred shares were valued at $849,600 based on the fair value of the underlying common stock.

●	125 Series B preferred shares with a fair value of $1,734,800, were converted into common shares, inclusive of the conversion noted above, see note 14.

Note 14 – COMMON STOCK

Authorized

350,000,000 common shares, authorized, each having a par value of $0.001 per share.

Common Stock Transactions

During the nine months ended September 30, 2022:

●	The Company issued an aggregate of 500,000 shares of common stock to satisfy shares to be issued for investor relations. The shares had a fair value of $101,000 of which $81,353 of expense was recognized for the nine-month period ended September 30, 2022. $19,647 of expense was recorded during the year ended December 31, 2021 and $81,353 was recorded as prepaid.

●	The Company issued 160,000 shares of common stock with a fair value of $13,760 for investor relations services.

●	The Company issued 500,000 shares of common stock with a fair value of $47,000 for legal services.

●	The Company issued 12,360,453shares of common stock with a fair value of $229,357 for conversion of 470 Series F Preferred Shares.

During the year ended December 31, 2021:

●	The Company issued an aggregate of 8,138,975 shares of common stock with a fair value of $1,436,044, to satisfy shares to be issued at December 31, 2020 for debt settlement.

●	The Company issued 715,000 shares of common stock with a fair value of $191,235 pursuant to a legal settlement, see note 17.

●	The Company issued 2,430,000 shares of common stock with a fair value of $565,250 for consulting services.

●	The Company issued 23,046,760 shares of common stock with a fair value of $3,822,829 and share issue costs of $2,000 for conversion of 125 Series B Preferred Shares with a fair value of $1,734,800, conversion of 1,512 Series C Preferred Shares with a fair value of $1,462,296, and conversion of 976 Series F Preferred Shares with a fair value of $625,803.

●	The Company cancelled 1,751,288 shares of common stock which were returned to treasury due to a duplicated issuance for share settled debt during the year ended December 31, 2020.

Common Stock to be Issued

Common stock to be issued as at September 30, 2022 consists of:

None.

Common stock to be issued as at December 31, 2021 consists of:

●	97,260 shares valued at $19,647 to be issued pursuant to a service agreement. These were issued February 11, 2022.

Warrants

During the nine months ended September 30, 2022:

No warrant activity took place in the nine months ended September 30, 2022.

During the year ended December 31, 2021:

●	The Company granted 1,000,000 warrants with a contractual life of three years and exercise price of $0.25 per share pursuant to an investor relations agreement dated October 26, 2020. The warrants were valued at $163,998.

●	The Company granted 500,000 warrants with a contractual life of four years and exercise price of $1.00 per share. The warrants were valued at $668,461.

●	The Company granted 2,000,000 warrants with a contractual life of five years and exercise price of $0.35 per share. The warrants were valued at $410,425.

●	On July 20, 2021, pursuant to the July Series F SPA, the Company is to issue 1,180,000 warrants with a relative fair value of $138,066 valued on the agreement date, see note 11. The warrants have a contractual life of 5 years and exercise price of $0.30 per share. As at September 30, 2021, these warrants have not been issued.

The fair values of the warrants were calculated using the following assumptions for the Black Sholes Option Pricing Model:

December 31, 2021
Risk-free interest rate	0.18 – 0.82%
Expected life	3.29 – 5.11 years
Expected dividend rate	0%
Expected volatility	285.40 – 300.18%

The continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding at year December 31, 2021	16,439,813	$0.56
Outstanding as of September 30, 2022	16,439,813	$0.56

As of September 30, 2022, the weighted average remaining contractual life of warrants outstanding was 1.78 years with an intrinsic value of $nil (December 31, 2021 - $nil).

Note 15 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022, the Company incurred $526,569 (2021 - $387,052) in salaries which includes a bonus of $90,000 (2021 - $132,120) in fees to the President, CEO, and CFO of the Company. The Company also repaid $28,118 of management fees and salaries previously owing to the President, CEO, and CFO of the Company as of December 31, 2021. As at September 30, 2022, the Company owed $3,132 (December 31, 2021 - $28,118) to the President, CEO, and CFO of the Company for management fees and salaries. Amounts owed and owing are unsecured, non-interest bearing, and due on demand. On June 27, 2022, the Company issued 105 Series B preferred shares value at $777,000 to directors of the Company for past services (see Note 13). On August 1, 2022, the Company issued 191 shares of Series B preferred shares valued at $897,700 to the CEO of the Company for past services (see Note 13).

Note 16 – CONTINGENCIES

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

Note 17 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine-months ended
	September 30, 2022	September 30, 2021

Cash paid during the period for:
Taxes	$-	$-
Interest payments	-	57,111

Non-cash investing and financing transactions:
Shares issued for debt settlement	$-	$191,235
Dividends payable with preferred shares to be issued	264,459	-
Initial recognition of lease assets	143,630	-
Initial recognition of lease liabilities	143,630	-
Shares issued on conversion of preferred shares	229,357	3,235,414
Shares issued for convertible notes payable and accrued interest	-	9,904

Note 18 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to the period ended for transactions and other events that may require adjustment of and/or disclosure in such interim condensed consolidated financial statements.

Subsequent to September 30, 2022:

●	The Company issued 125 Series F preferred shares on October 18, 2022, related to the $125,000 received on September 15, 2022, as noted above in Note 12.

●	On October 21, 2022. Pursuant to the December Series F SPA, the Company received $410,000 for the subscription of 410 Series F preferred shares, as well as issued 96 Series F preferred shares to settle $96,000 in dividends payable.

●	On October 21, 2022, 150 Series F preferred shares were converted into common shares.

●	On November 3, 2022, the Company issued an aggregate of 50 shares of Series B preferred shares to a consultant of the Company for services to be rendered. These preferred shares were valued at $141,000 based on the fair value of the underlying stock.

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

The TAG Turf provides detailed trail history and cutting patterns

Revenue Model

DSG derives revenue from four different sources, with an additional source of revenue in planning stages.

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

Electronic Fleet Sales Revenue is a new source of revenue which consists primarily of wholesale distribution sales of our electronic fleet including vehicles, e-bikes and e-scooters. Golf cart sales are also included in this revenue source.

Programmatic Advertising Revenue is a planned new source of revenue that we believe has the potential to be strategic for us in the future. We are in the planning stage for this revenue stream, have not yet incurred any costs to develop the software, and require additional capital and labour time to develop the software. The intention is to provide advertising and other media functionality on our INFINITY units.

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

Imperium Distribution Network

We are currently marketing and offering direct sales of our electric vehicles at our Imperium Motor Company Experience Center. However, it is our objective to establish a network of experienced, authorized automotive dealers across the United States and throughout our territory. We are currently recruiting and vetting applicant dealerships and expect to announce our inaugural group of authorized dealers in 2023.

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

As the note is in default, it has become convertible at the holders request. The fair value of the loan approximates carrying value as it is now short term in nature, effectively due on demand.

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

During the nine months ended September 30, 2022, the Company made required payments in the amount of $20,411, which was applied against the loan payable.

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

On July 10, 2020, we signed a two-year lease agreement for retail, showroom and warehouse space in Fairfield, CA expiring on August 31, 2022 and with the first right of refusal for a 3–5-year lease extension, if written notice is provided prior to the expiration of the current term. The annual rent for the premises starts at $93,000. The lease includes a rent-free period with rent payments commencing on October 1, 2020.

On July 14, 2020, we signed a three-year lease agreement expiring on July 31, 2023 for office space in Surrey, BC with two rights to renew, each for an additional two-year term, if written notice is provided no later than 9 months prior to the expiration of the current term. The annual base rent for the premises starts at CAD$51,552, with additional rent of CAD$1,551 per month for operating expenses. The lease includes a rent-free period with rent payments commencing on November 1, 2020.

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

Description of Property

Our principal executive office is located at 207-15272 Croydon Drive, Surrey, BC, V3Z 0Z5 Canada, where we lease approximately 2,024 square feet of office space. On July 14, 2020, the Company entered into a three-year lease agreement expiring on July 31, 2023 for office space in Surrey, BC with two rights to renew, each for an additional two-year term, if written notice is provided no later than 9 months prior to the expiration of the current term. The annual base rent for the premises starts at CAD$51,552, with additional rent of CAD$1,551 per month for operating expenses. The lease includes a rent-free period with rent payments commencing on November 1, 2020.

Imperium Motors has an office located at 4670 Central Way, Unit D, Fairfield, California 94534, which is also the location of our Imperium Experience Center. On July 10, 2020, the Company entered into a two-year lease agreement for retail, showroom and warehouse space in Fairfield, CA expiring on August 31, 2022 and with the first right of refusal for a 3–5-year lease extension, if written notice is provided prior to the expiration of the current term. The annual rent for the premises starts at $93,000. The lease includes a rent-free period with rent payments commencing on October 1, 2020.

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

Components of Our Results of Operations

Revenue

We derive revenue from four different sources, with an additional source in planning stages, as follows:

●	Systems sales revenue, which consists of the sales price paid by those customers who purchase or lease our TAG system hardware.

●	Monthly service fees are paid by all customers for the wireless data fee charges required to operate the GPS tracking on the TAG systems.

●	Monthly rental fees are paid by those customers that rent the TAG system hardware. The amount of a customer’s monthly payment varies based on the type of equipment rented (a TAG, a TAG and TEXT, or a TAG and INFINITY).

●	Electronic fleet sales revenue is a new source of revenue which consists primarily of wholesale distribution sales of our electronic fleet including vehicles, e-bikes and e-scooters. Golf cart sales are also included within this source of revenue.

In Planning

●	Programmatic advertising revenue is a new source of revenue that we believe has the potential to be strategic for us in the future. We are in the process of implementing and designing software to provide advertising and other media functionality on our INFINITY units. No costs have been incurred yet for this project.

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

●	Hardware purchases. Our equipment purchases consist primarily of TAG system control units, TEXT display, and INFINITY displays. The TAG system control unit is sold as a stand-alone unit or in conjunction with our TEXT alphanumeric display or INFINITY high definition “touch activated” display. Hardware purchases also include costs of components used during installations, such as cables, mounting solutions, and other miscellaneous equipment.

●	Wireless data fees. Our wireless data fees consist primarily of the data fees charged by outside providers of GPS tracking used in all of our TAG system control units.

●	Mapping. Our mapping costs consist of aerial mapping, course map, geofencing, and 3D flyovers for golf courses. This cost is incurred at the time of hardware installation.

●	Installation. Our installation costs consist primarily of costs incurred by our employed service technicians for the cost of travel, meals, and miscellaneous components required during installations. In addition, these costs also include fees paid to external contractors for installations on a project-by-project basis.

●	Electronic fleet purchases. Our electronic fleet purchases consists of the landed cost of electronic vehicles, e-bikes and e-scooters which includes the cost of the unit, and any relevant freight and import fees.

●	Freight expenses and Inventory adjustments. Our freight expenses consist primarily of costs to ship hardware to courses for installations. Our inventory adjustments include inventory write offs, write downs, and other adjustments to the cost of inventory.

●	Operating expenses & other income (expenses) We classify our operating expenses and other income (expenses) into six categories: compensation, general and administrative, warranty, foreign currency exchange, and finance costs. Our operating expenses consist primarily of sales and marketing, salaries and wages, consulting fees, professional fees, trade shows, software development, and allocated costs. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses. Our other income (expenses) primarily consists of financing costs and foreign exchange gains or losses.

●	Compensation expense. Our compensation expenses consist primarily of personnel costs, such as employee salaries, payroll expenses, and employee benefits. This includes salaries for management, administration, engineering, sales and marketing, and service support technicians. Salaries and wages directly related to projects or research and development are expensed as incurred to their operating expense category.

●	General and administrative. Our general and administrative expenses consist primarily of sales and marketing, commissions, travel, trade shows, consultant fees, insurance, and compliance and other administrative functions, as well as accounting and legal professional services fees, allocated costs and other corporate expenses and lease expense. Sales and marketing includes brand marketing, marketing materials, and media management.

●	Warranty expense (recovery). Our warranty expenses consist primarily of associated material product costs, labor costs for technical support staff, and other associated overhead. Warranty costs are expensed as they are incurred.

●	Bad debt. Our bad debt expense consists primarily of amounts written down for doubtful accounts recorded on trade receivables.

●	Depreciation and amortization. Our depreciation and amortization costs consist primarily of depreciation and amortization on fixed assets and intangible assets.

●	Foreign currency exchange. Our foreign currency exchange consists primarily of foreign exchange fluctuations recorded in Canadian dollar (CAD), British Pounds (GBP), or Euro (EUR) at the rates of exchange in effect when the transaction occurred.

●	Finance costs. Our finance costs consist primarily of investor interest expense, investor commission fees, and other financing charges for obtaining debt financing.

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

Results of Operations

The following table summarizes key items of comparison and their related increase (decrease) for the three and nine months ended September 30, 2022, and 2021:

	Three months ended		Increase (Decrease)	Nine months ended		Increase (Decrease)
	30-Sep-22	30-Sep-21	2022 – 2021	30-Sep-22	30-Sep-21	2022 – 2021
	($)	($)	(%)	($)	($)	(%)
Revenues	$1,425,673	498,380	186.1	$3,344,802	$1,380,324	142.3
Cost of revenue	952,841	226,452	320.8	2,254,680	558,298	303.8
Gross profit	472,832	271,928	73.9	1,090,122	822,026	32.6

Operating expenses:
Compensation expense	1,299,003	665,894	95.1	2,966,226	2,568,795	15.5
General and administrative expense	892,560	1,407,770	(36.6)	2,137,225	2,507,188	(14.8)
Research and development	15,594	-	100.0	52,344	-	100.0
Bad debt expense	45,197	22,159	104.0	57,679	32,959	75.0
Depreciation and amortization expense	2,965	6,781	(56.3)	9,195	17,954	(48.8)
Total operating expenses	2,255,319	2,102,604	7.3	5,222,709	5,126,896	1.9
Loss from operations	(1,782,487)	(1,830,676)	(2.6)	(4,132,587)	(4,304,870)	(4.0)

Other income (expense)
Foreign currency exchange	(1,354)	(316)	(328.5)	(28,066)	(22,665)	(23.8)
Other income	-	(54)	(100.0)	-	16,849	(100.0)
Redemption premium	-	-	-	(3,062)	-	(100.0)
Gain (Loss) on sale	-	-	-	(3,923)	-	(100.0)
Gain (Loss) on disposal	-	-	-	3,960	-	100.0
Gain (Loss) on extinguishment of debt	30,115	(76,454)	139.4	40,355	902	4373.9
Finance costs	(617,108)	(41,178)	(1398.6)	(1,701,657)	(66,723)	(2450.3)
Total other expense	(588,347)	(118,002)	(398.6)	(1,692,393)	(71,637)	(2262.5)

Net loss	$(2,370,834)	(1,948,678)	(21.7)	$(5,824,980)	(4,376,507)	(33.1)

As of September 30, 2022, the Company had signed contracts totaling over $4.7 million in gross sales, , inclusive of recurring revenue on GPS tracking system and Vantage Pro fleet carts. Due to delays related to manufacturing and shipment of product, fulfilment was not yet completely satisfied for the fleet management solution (GPS and Infinity), and only $3,344,802 was recognizable as a revenue stream including our new line of Shelby and Vantage golf carts, for the nine months ended September 30, 2022. As product becomes available, DSG expects to satisfy its performance obligations on the remaining contracts for fleet management solution during the fourth quarter of fiscal 2022.

Comparison of the nine months ended September 30, 2022, and 2021:

Revenue

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

Revenue	$1,425,673	$498,380	186.1	$3,344,802	$1,380,324	142.3

Revenue increased by $927,203 or 186.1% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Revenue increased by $1,964,478 or 142.3% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Sales increased for the three and nine months ended, year over year, as a result of the Company’s new licensed Shelby Golf Cart product release, in addition to GPS Infinity sales and Vantage Pro Fleet golf carts. 82% or approximately $2,700,000 of the revenue recognized as of September 30, 2022 was associated to GPS and Fleet management solution, the remaining 18% of the revenue is attributed to new line of Licensed Shelby golf carts, Vantage Pro fleet carts and electric low speed vehicle division.

Cost of Revenue

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

Cost of revenue	$952,841	$226,452	320.8	$2,254,680	$558,298	303.8

Cost of revenue increased by $726,389 or 320.8% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The table below outlines the differences in detail:

	For the Three Months Ended
	September 30, 2022	September 30, 2021	Difference	% Difference
Cost of goods	$938,808	$193,970	$744,838	384.0
Mapping & freight costs	9,150	10,645	(1,495)	(14.0)
Wireless fees	4,883	21,837	(16,954)	(77.6)
	$952,841	$226,452	$726,389	320.8

Cost of revenue increased by $1,696,382, or 303.8%, for the nine months ended September 30, 2022 as compared to the nine months September 30, 2021. The table below outlines the differences in detail:

	For the Nine Months Ended
	September 30, 2022	September 30, 2021	Difference	% Difference
Cost of goods	$2,189,110	$482,939	$1,706,171	353.3
Mapping & freight costs	22,474	21,353	1,121	5.2
Wireless fees	43,096	54,006	(10,910)	(20.2)
	$2,254,680	$558,298	$1,696,382	303.8

Cost of sales increased by 320.8% and 303.8% for the three and nine months ended September 30, 2022, respectively. After introducing our new line of licensed Shelby golf carts, our cost of goods and revenue expanded considerably. The increase in the cost of goods as compared to the nine months ended September 30, 2021 is due to chip shortages, increase of manufacturing cost of our primary part of our technology, and increase of freight costs. Our Wireless fees increased due to new satisfied installations of our fleet management solution (GPS and Infinity) which is correlated to our increase of revenue.

Compensation Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

Compensation expense	$1,299,003	$665,894	95.1	$2,966,266	$2,568,795	15.5

Compensation expense increased by $633,109, or 95.1%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This is related to an increase of employees and subcontractors, that were hired after the first quarter of 2021 that carried forward to today. Compensation expense increased by $397,471, or 15.5%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This is related to an increase of cost of labor of internal projects allocated to the GPS tracking system, and the development of a new golf cart to be introduced at the PGA Show 2023.

General and Administration Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

General & administration expense	$892,560	$1,407,770	(36.6)	$2,137,225	$2,507,188	(14.8)

General & administration expense decreased by $515,210 or 36.6% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The table below outlines the differences in detail:

	For the Three Months Ended
	September 30, 2022	September 30, 2021	Difference	% Difference
Accounting & legal	$117,250	$62,768	$54,482	86.8
Marketing & advertising	51,145	53,808	(2,663)	(4.9)
Subcontractor & commissions	178,979	927,586	(748,607)	(80.7)
Hardware	20,147	3,611	16,486	450.3
Office expense, rent, software, bank & credit card charges, telephone & meals (“Other”)	525,039	359,947	160,531	48.6
	$892,560	$1,407,770	$(515,210)	(36.6)

The overall decrease in general and admin expenses was primarily due to decrease in subcontractor & commissions expense due to a reduction of investor relations subcontractors hired in 2021 that did not carry over into the three months ended September 2022.

General & administration expense decreased by $369,963 or 14.8% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The table below outlines the differences in detail:

	For the Nine Months Ended
	September 30, 2022	September 30, 2021	Difference	% Difference
Accounting & legal	$180,927	$211,376	$(30,449)	(14.4)
Marketing & advertising	213,478	101,547	111,931	110.2
Subcontractor & commissions	370,882	1,291,755	(920,873)	(71.3)
Hardware	55,054	16,920	38,134	225.4
Amortization on ROU asset	98,402	86,422	11,980	13.9
Office expense, rent, software, bank & credit card charges, telephone & meals (“Other”)	1,218,482	799,168	419,314	52.5
	$2,137,225	$2,507,188	$(369,963)	(14.8)

The overall decrease in general and admin expenses was primarily due to decrease of subcontractors and commissions expenses and increase of other expenses related to freight and shipping charges due to inventory received, delivered and installed during the nine month ended September 2022.

Foreign Currency Exchange

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Foreign currency exchange	$(1,354)	$(316)	(328.5)	$(28,066)	$(22,665)	(23.8)

For the three months ended September 30, 2022, we recognized a foreign exchange loss of $1,354 compared to a loss of $316 for the three months ended September 30, 2021. For the nine months ended September 30, 2022, we recognized a foreign exchange loss of $28,066 compared to a loss of $22,665 for the nine months ended September 30, 2021. The changes were due to changes in foreign currency rates on payables, receivables, loans and other foreign balances denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the United States dollar, Canadian dollar, Euro and British pound.

Gain (Loss) on extinguishment of debt

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Gain (Loss) on extinguishment of debt	$30,115	$(76,454)	139.4	$40,355	$902	4373.9

The Company recorded a gain of $30,115 for the three months ended September 30, 2022 compared to a loss of $76,454 for the comparative period. The Company recorded a gain of $40,355 for the nine months ended September 30, 2022 compared to a gain of $902 for the comparative period. The Company recorded a gain for amounts owing to various vendors as not deemed payable or as settled, and for forgiveness on outstanding loans. Loss was recorded in the comparative period as a result of conversions of convertible debt and accrued interest.

Research and development

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Research and development	$15,594	$-	100.0	$52,344	$-	100.0

Research and development expense increased by $15,594 or 100.0% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Research and development expense increased by $52,344 or 100.0% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase is a result of homologation testing on electric vehicles.

Finance Costs

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Finance costs	$(617,108)	$(41,178)	(1398.6)	$(1,701,657)	$(66,723)	(2450.3)

Finance costs increased by $575,930 or 1398.6% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Finance costs increased by $1,634,934 or 2450.3% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase is as a result of interest on convertible debt being recorded in the three and nine months ended September 30, 2022, where none existed in the prior comparable quarters.

Net Loss

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net loss	$(2,370,834)	$(1,948,678)	(21.7)	$(5,824,980)	$(4,376,507)	(33.1)

As a result of the above factors, net loss increased by $422,156 or 21.7% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased by $1,448,473 or 33.1% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Liquidity and Capital Resources

From our incorporation on April 17, 2008 through September 30, 2022, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. As of September 30, 2022, we had $7,121,570 in total liabilities, the majority of which matures within the next twelve months.

We had cash in the amount of $168,649 as of September 30, 2022, as compared to $275,383 as of December 31, 2021. We had a working capital deficit of $5,303,818 as of September 30, 2022 compared to working capital deficit of $2,314,163 as of December 31, 2021.

Liquidity and Financial Condition

Our financial position as of September 30, 2022, and December 31, 2021, and the changes for the periods then ended are as follows:

Working Capital

	September 30, 2022	December 31, 2021
Current assets	$1,661,738	$1,700,226
Current liabilities	$6,965,556	$4,014,389
Working capital	$(5,303,818)	$(2,314,163)

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	For the Nine Months Ended September 30,
	2022	2021

Net cash used in by operating activities	$(2,176,862)	$(3,772,151)
Net cash provided by (used in) investing activities	1,333	(25,344)
Net cash provided by financing activities	2,017,761	3,719,036
Effect of exchange rate changes on cash	51,034	24,089
Net increase (decrease) in cash	(106,734)	(54,370)
Cash at beginning of period	275,383	1,372,016
Cash at end of period	$168,649	$1,317,646

Net Cash Used in Operating Activities.

During the nine months ended September 30, 2022, cash used in operations totaled $2,176,862. This reflects the net loss of $5,824,980 adjusted for $3,648,118 changes in non-cash working capital items and adjustments for non-cash items. Non-cash and working capital adjustments consisted primarily of non-cash change in accretion of discounts on debt of $315,065, offset by increase in prepaid expense of $116,748, increase in trade payables and accruals of $1,573,919, decrease in accounts receivable and other receivables of $630,551, an increase in deferred revenue of $159,081, and the settlement of payables for services with preferred shares in the amount of $1,674,700.

Net Cash Used in Investing Activities.

The Company purchased equipment for $8,892, and disposed of equipment for proceeds of $10,225.

Net Cash Provided by Financing Activities.

Net cash from financing activities during the nine months ended September 30, 2022 totaled $2,017,761, which mainly relates to $590,000 received from issuing preferred shares, $500,000 received from notes payable, $863,527 received from the sale of lease receivables, and $125,000 received for shares to be issued partially offset by repayments made of $20,411 on notes payable.

Outstanding Indebtedness

Our current indebtedness as of September 30, 2022 is comprised of the following:

●	Unsecured, convertible note payable to a former related party with an outstanding principal amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable with an outstanding principal amount of $Nil, and a carrying value of $9,514 relating to an outstanding penalty;

●	Unsecured, promissory note with outstanding principal amount of $2,400,000, bearing interest at 9% per annum and 24% per annum in default, maturing June 20, 2022. If not repaid by December 12, 2021, an additional $100,000 of guaranteed interest will be added on December 12, 2021 and the 12th day of each succeeding month during which any portion of the convertible note remains unpaid. In the event of a default, the note is convertible at the price that is equal to a 40% discount to the lowest trading price of the Company’s common shares during the 30 day trading period prior to the conversion date; As at September 30, 2022, the note is in default.

●	During the three and nine months ended September 30, 2022, the Company recorded $457,400 and $1,470,865 in interest expense including $457,400 and $1,292,400 of additional interest, respectively. As at September 30, 2022, the carrying value of the convertible promissory note was $2,400,000 (December 31, 2021 - $2,084,935).

●	As the note is in default, it has become convertible at the holders request. The fair value of the loan approximates carrying value as it is now short term in nature, effectively due on demand.

●	Unsecured loan payable with an outstanding principal amount of $29,063 (CAD$40,000). The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $29,063 (CAD$40,000). The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Secured loan payable with an outstanding principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan which is applied against any accrued interest first.

●	Series F Preferred Stock payments, five payments in the amount of $250,000 on February 28, 2022 $250,000 on March 31, 2022, $90,000 on July 29, 2022, $250,000 on August 29, 2022, and $125,000 on September 15, 2022. Until such time that the 965 shares of the Series F Preferred Stock are redeemed in full, an amount equal to 20% of any gross proceeds collected by the Company are also required to be remitted. Under the original terms of the SPA, redemption of preferred F series shares requires a 15% premium payment on the face value. As such, a Redemption Premium of $75,000 was recognized, and recorded as interest expense, included as part of the loan, and will be repaid as part of the 20% gross sales remittance. As at September 30, 2022, there was a balance of $947,651 outstanding.

Related Party Transactions

During the nine months ended September 30, 2022 the Company incurred $526,569 (2021 - $387,052) in salaries which includes a bonus of $90,000 (2021 - $132,120) in fees to the President, CEO, and CFO of the Company. The Company also repaid $28,118 of management fees and salaries previously owing to the President, CEO, and CFO of the Company as of December 31, 2021. As at September 30, 2022, the Company owed $3,132 (December 31, 2021 - $28,118) to the President, CEO, and CFO of the Company for management fees and salaries. Amounts owed and owing are unsecured, non-interest bearing, and due on demand.

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

On August 1, 2022, the Company issued an aggregate of 191 shares of Series B convertible preferred shares to the CEO of the Company. These preferred shares were value at $897,700 based on the fair value of the underlying common stock.

Prospective Capital Needs

We estimate our operating expenses and working capital requirements for the twelve-month period to be as follows:

Estimated Expenses for the Twelve-Month Period ending September 30, 2023
General and administrative	$2,404,000
Research and development	2,043,600
Marketing	755,000
Sales and dealer network	540,000
Payroll overhead	1,259,000
Service and maintenance	785,900
Assembly facility	1,750,000
Inventory	10,700,000
Total	$20,237,500

As noted earlier, during the nine months ended September 30, 2022, cash used in operations totaled $2,211,472 and is expected to increase in the future periods as the Company obtains more contract sales. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $20,237,500 that we require for the next 12 months, we had $168,649 in cash as of September 30, 2022, and working capital deficit of $4,731,459. Our principal sources of liquidity are cash generated from product sales, securities purchase agreements and debt financings. As at September 30, 2022, the Company had secured signed contracts of over $4.7 million of which approximately $1.9 million was recognized in the first half of fiscal 2022, $1.4 million was recognized in the third quarter of fiscal 2022, and the Company expects to satisfy the majority of its performance obligations during the fourth quarter of fiscal 2022 for the remaining $1.4 million. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at September 30, 2022, included in trade and other payables is $17,983 (December 31, 2021 - $29,329) related to this unpaid invoice, interest and legal fees.

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contract damages, and legal fees incurred by Coastal with respect to the lawsuit. On June 13, 2017, Coastal filed a complaint and motion for a preliminary injunction seeking conversion of the principal amount of a note issued by it to the Company into common stock of the Company. The Court issued an Order to Show Cause as to why a preliminary injunction should not be issued on June 27, 2017, and the Company opposed Coastal’s motion. A hearing on the motion for preliminary injunction was held on July 26, 2017. For the following reasons, the Court denied Coastal’s motion for a preliminary injunction. The Company also filed a cross motion to dismiss on the grounds that the $72,500 Note violates New York’s criminal usury law. The Court did not address this motion at that time and has set a separate briefing schedule. On December 31, 2020, the Company entered into a Settlement Agreement with Coastal for full and final satisfaction of its claims and all outstanding principal debt and accrued interest for $250,000 paid in cash and 200,000 shares of common stock fair valued at $268,000. As at December 31, 2020, $250,000 is included in loans and accrued interest and $268,000 is included in shares to be issued in relation to the settlement. During year ended December 31, 2021, the Company paid $250,000 and issued 200,000 common shares in full and final satisfaction of the agreement.

On October 10, 2017, a vendor filed a complaint for Breach of Contract with Superior Court of the State of California. The Complainant is alleging that it is contractually owed 1,848,130 shares of the Company’s common stock and is seeking damages of $270,000. In addition, a related vendor filed in the same filing a complaint for $72,000 as part of a consulting agreement the Company executed. As at December 31, 2020, a contingent liability of $115,000 was included in accrued liabilities for the expected financial impact of the settlement. During the year ended December 31, 2021, the Company issued 115,000 shares of restricted common stock pursuant to the settlement with a fair value of $60,835. As at June 30, 2021, $54,165 remain in accrued liabilities. On July 8, 2021, the Company issued 400,000 shares of restricted common stock pursuant to the settlement with a fair value of $76,400 which resulted in a loss on settlement of $22,235.

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

We incurred a comprehensive loss of $6,449,678 and $6,297,362 during the years ended December 31, 2021 and 2020, respectively. During the nine months ended September 30, 2022 we incurred a comprehensive loss of $5,773,946 compared to our comprehensive loss of $4,357,123 for the same period in 2021. We had cash of $168,649 as of September 30, 2022 and working capital deficit of $4,731,459, and we believe that we will need significant additional equity financing to execute our business plan and to continue as a going concern, given that, among other things:

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

To carry out our proposed business plan for the next 12 months, we estimate as of September 30, 2022, that we will need approximately $20 million in addition to cash on hand. If cash on hand, revenue from the sale of our cars, if any, and cash received upon the exercise of outstanding warrants, if any are exercised, are not sufficient to cover our cash requirements, we will need to raise additional funds through the sale of our equity securities, in either private placements or registered offerings and/or shareholder loans. If we are unsuccessful in raising enough funds through such capital-raising efforts we may review other financing possibilities such as bank loans. Financing might not be available to us or, if available, may not be available on terms that are acceptable to us.

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

We are highly dependent on our executive officers, including our Chief Executive Officer, Robert Silzer. If the Company’s senior executive or other key personnel are unable or unwilling to continue in their present positions, the Company may not be able to replace them easily or at all, and the Company’s business may be disrupted. Competition for senior management personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or attract and retain high-quality senior executives in the future. Such failure could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

So long as any shares of our senior ranking Series A, B, C, D, or E Preferred Stock are outstanding, the Company may not declare, pay or set apart for payment any dividend or make any distribution on the common stock. Furthermore, each of the 3,805 shares of Series F Preferred stock outstanding as of the date of this Quarterly report is entitled, until converted or redeemed, to receive cumulative dividends of 10% per annum, payable quarterly, in cash or Preferred Shares.

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

Date: August 15, 2022	/s/ Robert Silzer
Robert Silzer
President, CEO, Secretary, Treasurer, and Director
(Principal Executive Officer)

Date: August 15, 2022	/s/ Zahir Loaiza
Zahir Loaiza
Chief Financial Officer (Acting)
(Principal Financial Officer, Principal Accounting Officer)

