Form 10-K
period 2022-12-31
DSG Global Inc.
filed 2023-04-18
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, “and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $10,011,073 based on the closing price on that date. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors. These assumptions should not be deemed to constitute an admission that all executive officers and directors, are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March XX, 2022, the registrant had 145,429,993 shares of common stock issued and outstanding.

DSG GLOBAL INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements are based on our assumptions, estimates, analysis, and opinions made in light of our experience and our perception of market trends, current conditions and expected developments, as well as other factors that we believe to be relevant and reasonable in the circumstances at the date that such statements are made, but which are subject to known and unknown risks, and may prove to be incorrect. Such risks are discussed in Item 1.A “Risk Factors”. In particular, without limiting the generality of the foregoing disclosure, the forward-looking statements contained in this Annual Report and which are inherently subject to a variety of risks and uncertainties that could cause actual results, performance or achievements to differ significantly include but are not limited to:

●	our ability to successfully homologate our electric vehicles offerings;
●	anticipated timelines for product deliveries;
●	the production capacity of our manufacturing partners and suppliers;
●	the stability, availability and cost of international shipping services;
●	our ability to establish and maintain a dealership network for our electric vehicles;
●	our ability to attract and retain customers;
●	the consistency of current labor and material costs;
●	the availability of current government economic incentives for electric vehicles;
●	the expansion of our business in our core golf market as well as in new markets like electric vehicles, commercial fleet management and agriculture;
●	the stability of general economic and business conditions, including changes in interest rates;
●	the Company’s ability to obtain financing to execute our business plans, as and when required and on reasonable terms;
●	our ability to accurately assess and respond to market demand in the electric vehicle and golf industries;
●	our ability to compete effectively in our chosen markets;
●	consumer willingness to accept and adopt the use of our products;
●	the anticipated reliability and performance of our product offerings;
●	our ability to attract and retain qualified employees and key personnel;
●	our ability to maintain, protect and enhance our intellectual property; and
●	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company.

Readers are cautioned that the foregoing list is not exhaustive of all factors and assumptions which may have been used.

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

Business Overview

When used in the Annual Report, the terms “Company,” “we,” “our,” “us,” “DSG,” or “VTS” mean DSG Global, Inc., its subsidiary Vantage Tag Systems Inc., and its wholly owned subsidiaries DSG Tag Systems International, Ltd. and Imperium Motor Company and Imperium Motor of Canada Corporation (together “Imperium”).

DSG Global Inc. is a technology development company based in Surrey, British Columbia, Canada, engaged in the design, manufacture, and marketing of fleet management solutions for the golf industry, as well as commercial, government and military applications. In 2020, we established an electric vehicle marketing and distribution division, Imperium Motor Company (“Imperium USA”) and its Canadian counterpart in 2021, Imperium Motor of Canada Corporation (“Imperium Canada”), and in 2021 we formed a golf cart division, AC Golf Carts, Inc. with exclusive world-wide rights of Shelby Cobra golf carts. The principal activities of our fleet management and golf division are the development, sale and rental of GPS tracking devices and interfaces for golf vehicles, and related support services. More recently, our subsidiary Vantage Tag (“Vantage”) expanded from its original purpose of producing and marketing GPS systems, to leading DSG’s golf industry presence by supplying a comprehensive package of electric vehicles, fleet management systems, and back of house support services to the golf industry, and to commercial customers in the last mile delivery, tourism and resort, education, agriculture, and corporate markets. Meanwhile, our electric vehicle division is engaged in the importation, marketing and distribution of a range low-speed and high-speed electric passenger vehicles for commuter, family, commercial, and public use.

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

We report in three segments, Golf Carts, TAG systems, and Electric Vehicles. Any assets, revenues or expenses that are not the result of the three reporting segments are reported as Head Office administrative activities.

The Company’s stock symbol is DSGT.

Our CUSIP number is 23340C104.

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

Subsequent to year end, on January 5, 2023, Imperium Motor Corp. had its name changed to Liteborne Motor Corporation.

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

Recent Financing Activities

On February 17, 2022, the Company entered into a Waiver of Conditions (the “Waiver”) to the Share Purchase Agreement (the “SPA”) dated December 13, 2021. The Company has received five payments in the amount of $250,000 on February 28, 2022, $250,000 on March 31, 2022, $90,000 on July 29, 2022, $250,000 on August 29, 2022, $125,000 on September 15, 2022, $125,000 on October 18, 2022, and $285,000 on October 21, 2022, for 1,375 preferred series F shares in total. Under the Waiver, the Company agrees to repay these amounts, on an ongoing basis, by remitting 20% of all gross sales back to the subscriber until such time that the 500 shares of the Series F Preferred Stock issued pursuant to this Waiver agreement are redeemed in full. As these preferred F series shares subscribed for under the Waiver are mandatorily redeemable, the total amounts of $1,375,000 were recorded as liabilities, as per ASC 480-10. Under the original terms of the SPA, redemption of preferred F series shares requires a 15% premium payment on the face value. As such, a total Redemption Premium of $75,000 will be paid on the redemption as part of the 20% gross sales remittance and will be amortized as the repayments are made. During the year ended December 31, 2022, $3,062 was recognized, and recorded as interest expense, included as part of the loan.

During the year ended December 31, 2022, the Company made required payments in the amount of $20,411, which was  applied against the loan payable.

Electric Vehicle Division

Imperium Motor Company USA, name changed to Liteborne Motor Corporation (“LMC or Liteborne”)

Imperium Motor Company Canada

Overview

Imperium Motor Company USA and Canada (“Imperium”) is a global technology company - specializing in fleet management, vehicle charging network, lithium air battery development, and marketing and distribution of electric vehicles.

Imperium will hold the exclusive rights to distribute the innovative Skywell Automotive Group lineup of electric vehicles (EV) in the North American market. Skywell is one of the premier EV manufacturers in China, with a full range of advanced passenger vehicles, large and medium-sized buses, light buses, logistics vehicles, and special purpose automobiles.

On November 1, 2022, the Company announced the appointment of Alan M. Wagner as chief executive officer of the Imperium USA. Mr. Wagner’s extensive expertise and reach across the automotive industry. Before joining LMC, Wagner served as executive director of Hyundai Transys and was vice president of product development for Mercedes Benz Tech. Before that, he held multiple executive positions with Lear Corporation. He was the vice president of engineering at Saleen Automotive/SMS Supercars and executive vice president of Saleen Electric. Wagner was also vice president of Entech. Through the years, he has worked with General Motors, Ford, Shelby, Petty Enterprises, Toyota, Chrysler, and BMW among other iconic automotive brands.

Imperium offers an opportunity to be part of a potential $500 million EBITDA business in the electric vehicle industry with a well-known, proven partner already exporting superior road ready vehicles worldwide. Among the many proof points to the quality of these vehicles is a five passenger SUV, whose debut at the LA Auto Show, prompted extraordinary reviews and a surprise purchase off the floor by a legendary automotive design expert in addition to pre-orders from attendees.

Subsequent to year end, of January 5, 2023, the Company changed the name of Imperium USA to Liteborne Motor Company (“Liteborne”).

Liteborne, now with strong industry leadership and a board of directors of exceptional industry depth, is well-poised to navigate the U.S. certification process (known as homologation) already underway as it continues to build out a sales and dealer network.

In short, while others struggle to manufacture and deliver vehicles at an affordable price, Liteborne’s reasonably priced solutions based on modern, nimble, on-demand manufacturing is unique versus the chaos and cost of American design and build that characterizes the EV landscape. We’re proud of the mission to offer North Americans an unprecedented, value driven line of electric vehicles by importing beautifully designed, skillfully manufactured, and reliably-delivered EVs.

The rest of the management team include Mr. Daniel Lock and Mr. Jonathan D’Agostino. Mr Lock, who is leading Homologation has over 20-years of automotive development and engineering management experience. Prior to Joining Liteborne he was a senior manager and program manager at Hyundai Transys. A program planning manager at Gentherm, program manager and a product design engineer at Visteon. Mr. Lock earned his BS in chemical engineering from Yale University. .Mr. Jonathan D’Agostino Started career at Sands Brothers in 1999. After graduating from Fordham University with honors from NYS in legal and ethical studies he joined Lehman Brothers in 2003, spent several years as an investment and merchant banker with several different banks, including Morgan Brothers, which was founded by a Lehman vice chair. He became Professor Luc Montagnier’s partner in commercializing his preventative healthcare business, during which time he won the 2008 Noble Prize for Medicine. After leaving traditional Merchant Banking he entered the green energy space working to create power-efficient production of Green Hydrogen. Before Liteborne he founded and now is testing and commercializing HydroBoost, a product that creates green hydrogen on demand for automobiles and trucks.

Electric Vehicle Market Overview

Low Speed Electric Vehicles (LSEV)

●	The global market size for LSEVs is expected to reach $68B by 2025.
●	Imperium LSEV and HSEV sales are on track to reach $132 million by 2023.

High Speed Electric Vehicles (HSEV)

●	The global electric vehicle market size was valued at $11.9B in 2017 and is projected to reach $56.7B by 2025, growing at a CAGR of 22.3% from 2018 to 2025.
●	Liteborne is expected to begin importing vehicles in Q4 2023 with initial sales reaching up to $130,000,0000 in Rev and in 2024 Revenues will reach up to $850,000,000. High profitability is expected

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

Golf Carts

Should add commentary on Golf Cart Division

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

GT500 Golf Cart.

Revenue Model

DSG derives revenue from five different sources.

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

On December 1, 2022, the Company issued a promissory note in the principal amount of $1,000,000. The note is unsecured, bears interest at 10% per annum, and is due on December 1, 2025. Any principal or interest on the note that is not paid when due or during any period of default bears interest at 18% per annum.

Description of Property

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

For the year ended December 31, 2022, the Company made gross operating lease payments of $130,066 which are included in general and administration expense.

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

Employees

As of March 31, 2023, we have forty full-time employees and contractors in general and administrative, operations, engineering, research and development, business development, sales and marketing, and finance. We also engage independent contractors and consultants from time to time on an as-needed basis to supplement our core staff.

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

We incurred a comprehensive loss of $7,574,834 during the year ended December 31, 2022 ($6,347,178 – December 31, 2021). We had cash of $48,713 as at December 31, 2022, and our working capital deficit was $6,948,675. As at December 31, 2021 we had cash of $275,383 and a working capital deficit of $2,314,163. We believe that we will need significant additional equity financing to execute our business plan and to continue as a going concern, given that, among other things:

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

To carry out our proposed business plan for the next 12 months, we estimate that we will need approximately $35 million in addition to cash on hand as of December 31, 2022. If cash on hand, revenue from the sale of our cars, if any, and cash received upon the exercise of outstanding warrants, if any are exercised, are not sufficient to cover our cash requirements, we will need to raise additional funds through the sale of our equity securities, in either private placements or registered offerings and/or shareholder loans. If we are unsuccessful in raising enough funds through such capital-raising efforts we may review other financing possibilities such as bank loans. Financing might not be available to us or, if available, may not be available on terms that are acceptable to us.

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

The delivery of our licensed vehicles to future customers and the revenue derived therefrom depends on the ability of our suppliers, including Jonway and Skywell, to fulfil their obligations under their respective license and distribution agreement with our company. Fulfilment of these obligations is outside of our control and depends on a variety of factors, including their respective operations, financial condition and geopolitical and economic risks that could affect China.. If they are unable to fulfil their obligations or are only able to partially fulfil their obligations under our existing agreements with them, or if they are forced to terminate our agreements with them, either as a result of the coronavirus outbreak, the Chinese government’s measures relating thereto or otherwise, we will not be able to produce or sell our licensed vehicles in the volumes anticipated and on the timetable that we anticipate, if at all.

We do not currently have all arrangements in place that are required to fully execute our business plan.

To sell our electric vehicles and VANTAGE golf carts as envisioned we must enter into certain additional agreements and arrangements that are not currently in place. These include entering into agreements with distributors, arranging for the transportation and storage for our planned electric vehicles, arranging for a facility for the assembly of our electric vehicles, and obtaining battery and other essential supplies in the quantities that we require. If we are unable to enter into such agreements or are only able to do so on terms that are unfavourable to us, we may not be able to fully carry out our business plans.

We are subject to numerous environmental, and health and safety laws and any breach of such laws may have a material adverse effect on our business and operating results.

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

Robert Silzer, our Chairman and Chief Executive Officer, holds 2,019 shares of our common stock and 150,376 shares of Series A Preferred stock, which are entitled to vote with holders of the common stock as a class at the rate of 665 votes per share of Series A Preferred stock (100,000,040 votes, or approximately 75.0% of votes). In addition, our Directors James Singerling and Stephen Johnston each holds 25,000 shares of Series A Preferred stock (16,625,000 votes, or approximately 12.5% of aggregate votes each). As a result, Mr. Silzer, Singerling and Johnston control 133,250,040 or approximately 92% of shares entitled to vote, and have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company. Accordingly, any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of us and the election of directors. Additionally, this concentration of ownership might harm the market price of our common stock by:

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

On September 7, 2016, Chetu Inc. has filed a Complaint for Damage in Florida to recover unpaid invoice amounts of $27,335 plus interest of $4,939. The invoice was not paid due to a dispute that the Company did not think that vendor had delivered the service according to the agreement between the two parties. As at December 31, 2022, included in trade and other payables is $17,983 (December 31, 2021 - $29,329) related to this unpaid invoice, interest and legal fees.

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

OTC Markets Group Inc. OTCQB (1)

Quarter Ended	High $	Low $

December 31, 2022	0.10	0.04
September 30, 2022	0.17	0.05
June 30, 2022	0.08	0.04
March 31, 2022	0.15	0.07
December 31, 2021	0.35	0.13
September 30, 2021	0.33	0.13
June 30, 2021	0.48	0.18
March 31, 2021	1.23	0.34

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders of Record

As of December 31, 2022, there were 98 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sale of Unregistered Securities

On January 4, 2022, pursuant to the December Series 2021 F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares. These shares were issued on April 1, 2022, and were recorded as such.

On February 7, 2022, pursuant to the December 2021 Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares.

On March 31, 2022, pursuant to the December 2021 Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares. The shares were issued on April 1, 2022.

On July 29, 2022, pursuant to the December 2021 Series F SPA, the Company received $90,000 for the subscription of 90 Series F preferred shares, as well as issued 368 Series F preferred shares to settle $368,000 in dividends payable.

On August 29, 2022, pursuant to the December 2021 Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares.

On September 15, 2022, pursuant to the December 2021 Series F SPA, the Company received $125,000 for the subscription of 125 Series F preferred shares. The shares were issued on October 18, 2022.

On October 21, 2022, pursuant to the December 2021 Series F SPA, the Company received $410,000 for the subscription of 410 Series F preferred shares, as well as issued 96 Series F preferred shares to settle $96,000 in dividends payable.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements included later in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

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

Components of Our Results of Operations

Revenue

We derive revenue from five different sources, as follows:

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

Results of Operations

The following tables set forth our consolidated results of operations as a percentage of revenue for the periods presented:

	For the year ended
	December 31, 2022	December 31, 2021
Revenue	100.0%	100.0%
Cost of revenue	54.4%	53.1%
Gross profit	45.6%	46.9%
Operating expenses
Compensation expense	90.2%	144.2%
General and administration expense	89.4%	165.7%
Research and development	1.4%	18.5%
Bad debt	(0.8)%	2.4%
Depreciation and amortization expense	0.3%	0.6%
Total operating expense	182.6%	331.4%
Loss from operations	(136.9)%	(284.5)%
Other income (expense)
Foreign currency exchange	(0.7)%	(2.9)%
Other (expenses) income	-%	0.6%
Redemption premium	(0.1)%	-%
Gain (loss) on sale	(0.1)%	-%
Gain (loss) on disposal	0.1%	-%
Gain (loss) on extinguishment of debt	1.1%	1.7%
Finance costs	(60.2)%	(20.1)%
Total other expense	(59.9)%	(20.6)%
Loss before income taxes	(196.9)%	(305.1)%
Provision for income taxes	-%	-%
Net loss	(196.9)%	(305.1)%
Other comprehensive income (expense)
Foreign currency translation adjustments	1.5%	1.8%
Comprehensive loss	(195.4)%	(303.3)%

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	For the Years Ended December 31,
	2022	2021	% Change
Revenue	$3,833,853	$2,092,819	83.2%

Revenue increased by $1,741,034 or 83.2%, for the year ended December 31, 2022 as compared to year ended December 31, 2021. Sales increased for the year ended, year over year, as the result of overcoming challenges related to COVID-19 and aggressive marketing and installation of new product. This compares to the comparative period in which the Company experienced a decreased  of revenue due to Covid-19.

Cost of Revenue

	For the Years Ended December 31,
	2022	2021	% Change
Cost of revenue	$2,085,171	$1,110,698	87.7%

Cost of revenue increased by $974,473 or 87.7%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The table below outlines the differences in detail:

	For the Years Ended
	December 31, 2022	December 31, 2021	Difference	% Difference
Cost of goods	$1,988,216	$993,869	$994,347	100.0%
Mapping & freight costs	25,474	41,143	(15,669)	(38.1)%
Wireless fees	71,481	75,686	(4,205)	(5.6)%

	$2,085,171	$1,110,698	$952,303	85.7%

Cost of sales increased for the years ended, year over year, primarily due to increase of price of product sold. This increase was consistent with the increase in revenue for the same period.

Compensation Expense

	For the Years Ended December 31,
	2022	2021	% Change
Compensation expense	$3,459,553	$3,017,181	14.7%

Compensation expense increased by $442,372 or 14.7%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily as a result of non-cash warrants and shares issued for consulting services during the period, and hire new employees for sales.

General and Administration Expense

	For the Years Ended December 31,
	2022	2021	% Change
General & administration expense	$3,429,075	$3,467,995	(1.1)%

General & administration expense decreased by $38,920 or 1.1% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The table below outlines the differences in detail:

	For the Years Ended
	December 2022	December 2021	Difference	% Difference
Accounting & legal	$302,143	$212,659	$89,484	42.1%
Marketing & advertising	286,717	134,856	151,861	112.6%
Subcontractor & commissions	644,575	1,601,963	(957,388)	(59.8)%
Hardware	57,861	49,808	8,053	16.2%
	111,465	117,386	(5,921)	(5.0)%
Office expense, rent, software, design, bank & credit card charges, telephone & meals	2,019,874	1,351,323	668,551	49.5%
	$3,429,075	$3,467,995	$(38,920)	(1.1)%

The overall increased of general and admin expenses was primarily due to decreases in subcontractors and commission, offset by substantial increase in marketing and advertising and other expenses.  Subcontractors and commissions decreased as a result of reduction of contractors due to delays in homologation process. General office expenses increased as a result of greater trade show presentations, new software implementation, design of SR1 and operating lease expenses in the current period. Accounting and legal expenses increased because of switching audit firms, and legal representation for the company.

Research and Development Expense

	For the Years Ended December 31,
	2022	2021	% Change
Research and development	$52,344	$388,035	(86.5)%

Research and development expense decreased by $335,691, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily as a result of delays on the homologation process.

Foreign Currency Exchange

	For the Years Ended December 31,
	2022	2021	% Change
Foreign currency exchange (gain) loss	$(28,241)	$(59,793)	(52.8)%

For the year ended December 31, 2022, we recognized a $28,241 gain in foreign exchange gain as compared to $59,793 in foreign exchange gain for the year ended December 31, 2021. The change was primarily due to beneficial movements in foreign currency rates and a reduction on payables, receivables and other foreign exchange transactions denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the Canadian dollar, Euro, and British pound.

(Gain) loss on extinguishment of debt

	For the Years Ended December 31,
	2022	2021	% Change
(Gain) loss on extinguishment of debt	$(40,355)	$(35,169)	14.7%

The Company recorded a gain of $40,355 for the year ended December 31, 2022, compared to a gain of $35,169 for the year ended December 31, 2021. The Company recorded a gain for amounts owing to various vendors as not deemed payable or as settled.

Research and development

	For the Years Ended December 31,
	2022	2021	% Change
Research and development	$52,344	$388,035	(86.5)%

Research and development expense decreased by $335,691 or 86.5% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease is the result of delays in the homologations process of our High speed vehicles.

Finance Costs

	For the Years Ended December 31,
	2022	2021	% Change
Finance costs	$2,306,849	$420,102	449.1%

Finance costs increased by $1,886,747 or 449.1%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase is as a result of interest on new convertible debt being recorded for the year ended December 31, 2022.

Net Loss

	For the Years Ended December 31,
	2022	2021	% Change
Net loss	$(7,547,391)	$(6,384,655)	19.5%

As a result of the above factors, net loss increased by $1,144,184 or 18.0% for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through December 31, 2022, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and preferred shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At December 31, 2022, we had $8,960,165 in outstanding current liabilities which has either already reached maturity or matures within the next twelve months.

The Company had cash of $48,713 at December 31, 2022, compared to $275,383 as at December 31, 2021. And a working capital deficit of $6,846,711 as of December 31, 2022 compared to working capital deficit of $2,314,163 as of December 31, 2021.

Liquidity and Financial Condition

	At December 31, 2022	At December 31, 2021	Percentage Increase/(Decrease)
Current assets	$2,162,895	$1,700,226	27.2%
Current liabilities	$9,009,606	$4,014,389	124.4%
Working capital	$(6,846,711)	$(2,314,163)	195.9%

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	December 31
	2022	2021

Net cash (used in) provided by operating activities	$(3,627,148)	$(5,613,568)
Net cash (used in) provided by investing activities	1,333	(26,541)
Net cash (used in) provided by financing activities	3,343,116	4,496,907
Effect of exchange rate changes on cash	56,029	46,568
Net (decrease) increase in cash	(221,604)	(1,096,633)
Cash at beginning of year	275,383	1,372,016
Cash at end of year	$48,713	$275,383

Net Cash Used in Operating Activities

During the year ended December 31, 2022, cash used in operations totaled $3,627,148. This consists of the net loss of $7,547,391, adjusted by $3,925,309 for non-cash items and changes in non-cash working capital. Non-cash and working capital adjustments consisted primarily of non-cash change in accretion of discounts on debt of $315,065, offset by increase in prepaid expenses of $195,439, increase in trade payables and accruals of $2,277,657, decrease in accounts receivable and other receivables of $496,881, an increase in deferred revenue of $225,490, decrease in inventories of $499,031, and the settlement of payables for services with preferred shares in the amount of $1,887,700.

During the year ended December 31, 2021, cash used in operations totaled $5,613,568. This consists of the net loss of $6,384,655, adjusted by $771,087 for non-cash items and changes in non-cash working capital. Changes in non-cash working capital items consisted primarily of increases in; lease receivables of $763,592, inventories of $457,817, prepaids of $259,909, and trade receivables of $259,437, and a reduction in trade payables and accruals of $362,792.

Net Cash Used in Investing Activities.

During the year ended December 31, 2022, cash used in  investing activities consisted of $8,892 for the acquisition of fixed assets, and the disposal of fixed assets for proceeds of $10,225.

During the year ended December 31, 2021, cash used in investing activities consisted of $26,541 for the acquisition of fixed assets.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the year ended December 31, 2022, totaled $3,343,116 which consisted primarily of $1,000,000 in proceeds from the issuance of preferred shares, $1,000,000 in proceeds from notes payable, $500,000 from loans payable, and $863,527 from the sale of lease receivables, partially offset by repayments made of $20,411 on loans payable.

Net cash provided by financing activities during the year ended December 31, 2021, totaled $4,496,907 which consisted primarily of $2,536,066 in proceeds from the issuance of preferred shares, $261,934 in proceeds from issuing warrants and warrants to be issued, and $1,897,500 in proceeds from the loan facility entered into during the year, partially offset by payments on outstanding notes payable of $193,889.

Outstanding Indebtedness

Our current indebtedness as of December 31, 2022, is comprised of the following:

●	Unsecured, convertible note payable to a former related party with an outstanding principal amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable with an outstanding principal amount of $Nil, and a carrying value of $9,514 relating to an outstanding penalty;

●

Unsecured, promissory note with outstanding principal amount of $2,400,000, bearing interest at 9% per annum and 24% per annum in default, maturing June 20, 2022. If not repaid by December 12, 2021, an additional $100,000 of guaranteed interest will be added on December 12, 2021 and the 12th day of each succeeding month during which any portion of the convertible note remains unpaid. In the event of a default, the note is convertible at the price that is equal to a 40% discount to the lowest trading price of the Company’s common shares during the 30 day trading period prior to the conversion date; As at December 31, 2022, the note is in default.

During the year ended December 31, 2022, the Company recorded $1,918,065 in interest expense including $1,603,000 of additional interest. As at December 31, 2022, the carrying value of the convertible promissory note was $2,400,000 (December 31, 2021 - $2,084,935).

As the note is in default, it has become convertible at the holders request. The fair value of the loan approximates carrying value as it is now short term in nature, effectively due on demand.

●	Unsecured loan payable with an outstanding principal amount of $29,520 (CAD$40,000). The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $29,520 (CAD$40,000). The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Secured loan payable with an outstanding principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan which is applied against any accrued interest first.

●	Series F Preferred Stock payments, five payments in the amount of $250,000 on February 28, 2022, $250,000 on March 31, 2022, $90,000 on July 29, 2022, $250,000 on August 26, 2022, $125,000 on September 15, 2022, $125,000 on October 21, 2022, and $285,000 on October 21, 2022. Until such time that the 965 shares of the Series F Preferred Stock are redeemed in full, an amount equal to 20% of any gross proceeds collected by the Company are also required to be remitted. Under the original terms of the SPA, redemption of preferred F series shares requires a 15% premium payment on the face value. As such, a Redemption Premium of $75,000 was recognized, and recorded as interest expense, included as part of the loan, and will be repaid as part of the 20% gross sales remittance. As at December 31, 2022, there was a balance of $1,357,651 outstanding.

●	Unsecured promissory note payable with an outstanding principal amount of $1,000,000 on December 1, 2022. The note bears interest at 10% per annum and is due on December 1, 2025. If not repaid by December 1, 2025, the note bears interest at 18% per annum on all interest and outstanding principal amounts.

Related Party Transactions

During the year ended December 31, 2022, the Company incurred $412,573 (2021 - $409,038) in salaries, bonuses of $120,000, and $241,284 (2021 - $197,906) in consulting fees to the President and CEO, and CFO of the Company, and the President, CEO’s, and CFO’s of the Company’s subsidiaries. As at December 31, 2022, the Company owed $nil (2021 - $28,118 ($35,710 CDN)) to the President, CEO, and CFO of the Company and the $49,441 (2021 - $nil) to the President, CEOs, and CFOs of the Company’s subsidiaries for management fees and salaries, which is recorded in trade and other payables. The amounts owed and owing are unsecured, non-interest bearing, and due on demand.

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

Estimated Expenses for the Twelve-Month Period ending December 31, 2023
General and administrative	$5,929,500
Research and development	4,230,600
Marketing	1,500,000
Sales and dealer network	785,000
Payroll overhead	2,449,000
Service and maintenance	2,355,900
Assembly facility	2,750,000
Inventory	15,700,500
Total	$35,700,500

During the year ended December 31, 2022, cash used in operating activities totaled $3,627,148. The relatively normal level of cash used compared to our estimated working capital needs in the future was the result of an accumulation of lease receivable that increased due to in house finance of selected customers. We need to reduce the current level of payables in the future to maintain a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $35,700,500 that we require for the next 12 months, we had $48,713 in cash as of December 31, 2022, and a working capital deficit of $6,874,764. Our principal sources of liquidity are cash generated from product sales and debt financings. As of December 31, 2022, the Company had secured signed contracts of over $10.5 million of which approximately $3 million was recognized the fiscal year 2022. The Company expects to satisfy the majority of its performance obligations on the remaining contracts during fiscal 2023 totaling approximately $7.5 million. To achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

Operating Leases

We currently lease our corporate headquarters in Surrey, British Columbia under an operating lease agreement that expire on July 31, 2023, respectively. The terms of the lease agreement provides for rental payments on a graduated basis.

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

Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements Applicable to the Company

Applicable for fiscal years beginning after December 15, 2022:

In July 2022, FASB issued ASU 2022-03, Fair Value Measurement (Topic 820); Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The FASB issued final guidance to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered when measuring fair value. Recognizing a contractual sale restriction as a separate unit of account is not permitted. The guidance will be applied prospectively, with special transition provisions for entities that qualify as investment companies under ASC 946. The guidance is effective in 2024 for calendar-year public business entities and in 2025 for all other calendar-year companies. Early adoption is permitted.

In October 3, 2022, FASB issued ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The FASB issued final guidance that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The guidance should be applied retrospectively to all periods in which a balance sheet is presented, except for the rollforward requirement, which should be applied prospectively. The guidance is effective for all entities for fiscal years beginning after 15 December 2022, including interim periods within those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after 15 December 2023. Early adoption is permitted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

DSG GLOBAL INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DSG Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DSG Global, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition — identification of contractual terms in certain customer arrangements

As described in Note 3 to the consolidated financial statements, management applies FASB Topic 606, Revenue from Contacts with Customers (“ASC 606”) to recognize revenue. Management recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met.

The principal considerations for our determination that performing procedures over the full completion of revenue contracts and subsequent payment collections is a critical audit matter. This in turn led to significant effort in performing our audit procedures which were designed to evaluate whether the contractual terms, the timing of revenue recognition and the subsequent collections were appropriately identified and accounted for by management under ASC 606.

Our audit procedures included, among others, understanding of controls relating to management’s revenue recognition process, examining transaction related documents, confirming revenues and outstanding receivables at the balance sheet date with a sample of the customers, and testing collections subsequent to the balance sheet date.

Other Matter

The consolidated financial statements for the year ended December 31, 2021 which are presented for comparative purposes, was audited by another auditor who expressed an unmodified opinion on those consolidated financial statements on March 31, 2022.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2022

Lakewood, CO

April 17, 2023

DSG GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

	December 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$48,713	$275,383
Trade receivables	711,028	239,822
Lease receivable	3,627	87,020
Inventories, net of inventory allowance of $nil and $32,128, respectively	1,202,375	712,678
Prepaid expenses and deposits	189,884	385,323
TOTAL CURRENT ASSETS	2,162,895	1,700,226

Lease receivable	15,918	723,216
Fixed assets, net	25,546	35,314
Equipment on lease, net	29,561	141,880
Intangible assets, net	10,376	11,604
TOTAL ASSETS	$2,244,296	$2,612,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$3,356,256	$1,202,598
Deferred revenue	481,474	255,984
Lease liability	35,670	121,270
Loans payable	1,416,692	2,115,049
Note payable	1,000,000	-
Convertible notes payable	2,719,514	319,488
TOTAL CURRENT LIABILITIES	9,009,606	4,014,389

Lease liability	4,982	38,696
Loans payable	150,000	212,898
TOTAL LIABILITIES	9,164,588	4,265,983

Going concern (Note 2)
Commitments (Note 17)
Contingencies (Note 18)
Subsequent events (Note 21)

MEZZANINE EQUITY
Redeemable preferred stock, $0.001 par value, 24,010,000 shares authorized (2021 – 24,010,000), 52,023 issued and outstanding, 860 to be issued (2021 – 50,804 issued and outstanding, 1,206 to be issued	2,635,345	3,143,402

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 3,010,000 shares authorized (2021 – 3,010,000), 200,780 issued and outstanding (2021 - 200,454 issued and outstanding)	3,015,180	1,199,480
Common stock, $0.001 par value, 350,000,000 shares authorized, (2021 – 350,000,000); 145,429,993 issued and outstanding (2021 – 128,345,183 issued and outstanding)	145,435	128,350
Additional paid in capital, common stock	50,916,150	50,068,418
Discounts on common stock	(69,838)	(69,838)
Common stock to be issued	-	19,647
Obligation to issue warrants	261,934	261,934
Other accumulated comprehensive income	1,345,588	1,289,559
Accumulated deficit	(65,242,086)	(57,694,695)
TOTAL STOCKHOLDERS’ DEFICIT	(9,555,637)	(4,797,145)

TOTAL LIABILITIES MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$2,244,296	$2,612,240

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

	2022	2021

Revenue	$3,833,853	$2,092,819
Cost of revenue	2,085,171	1,110,698
Gross profit	1,748,682	982,121

Operating expenses
Compensation expense	3,459,553	3,017,181
General and administration expense	3,429,075	3,467,995
Research and development	52,344	388,035
Bad debt expense (recovery)	(29,389)	49,586
Depreciation and amortization expense	13,670	12,837
Total operating expense	7,000,516	6,935,634
Loss from operations	(5,249,631)	(5,953,513)

Other income (expense)
Foreign currency exchange	(28,241)	(59,793)
Other (expense) income	-	13,584
Loss on sale of lease receivable	(3,923)	-
(Loss) Gain on extinguishment of debt	40,355	35,169
Gain on disposal	3,960	-
Interest on preferred shares	(3,062)	-
Finance costs	(2,306,849)	(420,102)
Total other income (expense)	(2,297,760)	(431,142)
Net loss	$(7,547,391)	$(6,384,655)

Net loss per share
Basic and diluted	$(0.06)	$(0.06)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	136,607,605	114,897,055

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

	2022	2021

Net loss	$(7,547,391)	$(6,384,655)
Other comprehensive income (loss)
Foreign currency translation adjustments	56,029	37,477

Comprehensive loss	$(7,491,362)	$(6,347,178)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AS AT DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

	Common Stock						Preferred Stock (equity)
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Obligation to issue warrants	Shares	Par value	Additional paid in capital	To be issued	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2020	95,765,736	$94,018	$43,299,937	$(69,838)	$1,436,044	$163,998	200,508	$200	$744,480	$1,340,000	$1,252,082	$(51,310,040)	$(3,049,119)

Shares issued for debt settlement	8,968,975	8,854	1,618,425	-	(1,436,044)	-	-	-	-	-	-	-	191,235
Shares and warrants issued for services	2,430,000	2,430	1,805,704	-	19,647	97,936	-	-	-	-	-	-	1,925,717
Cancellation of shares due to duplicate issuance	(1,866,288	-	-	-	-	-	(45)	-	-	-	-	-	-
Preferred shares issued for services	-	-	-	-	-	-	116	-	2,189,600	(1,340,000)	-	-	849,600
Shares issued on conversion of preferred shares	23,046,760	23,048	3,799,852	-	-	-	(125)	-	(1,734,800)	-	-	-	2,088,100
Dividends to be settled with preferred shares	-	-	(455,500)	-	-	-	-	-	-	-	-	-	(455,500)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	37,477	(6,384,655)	(6,347,178)

Balance, December 31, 2021	128,345,183	$128,350	$50,068,418	$(69,838)	$19,647	$261,934	200,454	$200	$1,199,280	-	$1,289,559	$(57,694,695)	$(4,797,145)

Shares and warrants issued for services	1,160,000	1,160	105,600	-	(19,647)	-	326	-	1,815,700	-	-		1,974,813
Dividends	-	-	455,500	-	-	-	-	-	-	-	-	-	455,500
Shares issued on conversion of preferred shares	15,924,810	15,925	286,632	-	-	-		-	-	-	-	-	302,557
Net loss for the period	-	-	-	-	-	-	-	-	-	-	56,029	(7,547,391)	(7,491,362)
Balance, December 31, 2022	145,429,993	$145,435	$50,916,150	$(69,838)	$-	$261,934	200,780	$200	$3,014,980	-	$1,345,588	$(65,242,086)	$(9,555,637)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

	December 31, 2022	December 31, 2021

Net loss	$(7,547,391)	$(6,384,655)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,670	130,059
Change in ROU assets	161,804	27,360
Accretion of discounts on debt	315,065	187,435
Bad debt expense (recovery)	(29,389)	49,586
Loss on sale of lease receivable	3,923	-
Preferred shares issued for services	1,815,700	849,600
Common shares and warrants issued for services	97,353	1,644,136
Obligation to issue warrants	-	19,647
(Gain) loss on extinguishment of debt	(40,355)	(35,169)
Unrealized foreign exchange gain	(2,304)	(1,857)
Gain on asset disposal	(3,960)

Changes in non-cash working capital:
Trade receivables, net	(499,031)	(259,437)
Inventories	(514,167)	(457,817)
Prepaid expense and deposits	195,439	(259,909)
Lease receivable	(19,545)	(763,592)
Trade payables and accruals	2,228,216	(362,792)
Deferred revenue	225,490	155,508
Interest on mandatorily redeemable preferred shares	3,062	-
Lease liabilities	(169,371)	(151,671)
Net cash used in operating activities	(3,627,148)	(5,613,568)

Cash flows from investing activities
Purchase of equipment	(8,892)	(26,541)
Disposal of property and equipment	10,225	-
Net cash used in investing activities	1,333	(26,541)

Cash flows from financing activities
Proceeds from issuing preferred shares, and shares to be issued	1,000,000	2,536,066
Proceeds from loan payable	500,000	-
Proceeds on warrants issued	-	261,934
Repayment on lease liabilities	-	(4,704)
Proceeds from sale of lease receivable	863,527	-
Proceeds from notes payable	1,000,000	1,897,500
Payments on loans payable	(20,411)	(193,889)
Net cash provided by financing activities	3,343,116	4,496,907

Effect of exchange rate changes on cash	56,029	46,568
Net increase in cash	(226,670)	(1,096,633)
Cash at beginning of period	275,383	1,372,016

Cash at the end of the period	$48,713	$275,383

Supplemental Cash Flow Information (Note 20)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 1 –ORGANIZATION

DSG Global, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 24, 2007.

The Company is a technology development company engaged in the design, manufacture, and marketing of fleet management solutions in the golf industry. The Company’s principal activities are the sale and rental of GPS tracking devices and interfaces for golf vehicles and related support services. Starting during the year ended December 31, 2021, the Company began to market low speed electric vehicles, and e-bikes, recognizing its first sales in this space. See Note X for segmented reporting. The Company continued the homologation project for electric vehicles .

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

Subsequent to year end, on January 5, 2023, Imperium Motor Corp. had its name changed to Liteborne Motor Corporation.

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

The outbreak of the coronavirus, also known as “COVID-19”, spread across the globe and has impacted worldwide economic activity. During the year ended December 31, 2022, conditions surrounding the coronavirus continued to rapidly evolve and government authorities implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures may have an adverse impact on global economic conditions as well as on the Company’s business activities going forward. The extent to which the coronavirus may impact the Company’s business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in Canada and other countries to contain and treat the disease. These events are highly uncertain and as such, the Company cannot determine their financial impact at this time. While certain restrictions are presently in the process of being relaxed, it is unclear when the world will return to the previous normal, if ever. This may adversely impact the expected implementation of the Company’s plans moving forward.

As at December 31, 2022, the Company has a working capital deficit of $6,846,711 and has an accumulated deficit of $65,242,086 since inception. Furthermore, the Company incurred a net loss of $7,547,391 and used $3,627,148 of cash flows for operating activities during the twelve months ended December 31, 2022. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These audited  consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Reportable Segment

The Company has four reportable segments:  those related to its sales and rentals of GPS tracking devices and interfaces for golf vehicles and related support services, the sale of golf vehicles, and the sale of electric vehicles.  The Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of financial products provided as a single global business.

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

Warranty Reserve

The Company accrues for warranty costs, sales returns, and other allowances based on its historical experience. The Company matches its warranty period for parts and products to that of the manufacturer’s warranty period. Therefore, any defect will result in a warranty claim to the manufacturer and not the Company. During the years ended December 31, 2022 and 2021, the Company did not provide a warranty for any of its products sold during those periods. The warranty reserve was $Nil as at December 31, 2022 and 2021.

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

As of December 31, 2022 and 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. The Company did not incur any penalties or interest during the years ended December 31, 2022 and 2021. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory federal income tax rate from a maximum of 39% to a rate of 21% effective January 1, 2018. The Company has deferred tax losses and assets and they were adjusted as a result of the change in tax law reducing the federal income tax rate. The Company’s tax years 2015 and forward remain open.

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At December 31, 2022 and 2021, there were no uninsured balances for accounts in Canada, the United States and the United Kingdom. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. At December 31, 2022 and 2021, the Company did not hold any cash equivalents.

Accounts Receivable

All accounts receivable under standard terms are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days, the customer is contacted to arrange payment. Currently, the Company does not provide for an allowance for uncollectable accounts receivable due to its history of not having any collectability issues from customers.

Financing Receivables and Guarantees

The Company provides financing arrangements, including operating leases and financed service contracts for certain qualified customers. Lease receivables primarily represent sales-type and direct-financing leases. Leases typically have two- to three-year terms and are collateralized by a security interest in the underlying assets. The Company makes an allowance for uncollectible financing receivables based on a variety of factors, including the risk rating of the portfolio, macroeconomic conditions, historical experience, and other market factors. At December 31, 2022 and 2021 management determined that there was no allowance necessary. The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers. The Company could be called upon to make payment under these guarantees in the event of non-payment to the third party. As at December 31, 2022 and 2021, no financing receivables are outstanding.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising and marketing costs were $286,717 and $134,856 for the years ended December 31, 2022 and 2021, respectively.

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

The Company’s financial instruments consist of cash, trade receivables, trade and other payables, lease liabilities, convertible note payable to related party, loans payable, derivative liabilities and convertible notes payable. Except for cash, loans payable, and derivative liabilities, the Company’s financial instruments’ carrying amounts, excluding any unamortized discounts, approximate their fair values due to their short term to maturity. The fair value of long-term lease liabilities approximates their carrying value due to minimal changes in interest rates and the Company’s credit risk since initial recognition. Cash and derivative liabilities are measured and recognized at fair value based on level 1 and level 2 inputs, respectively, for all periods presented.

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period. During the years ended December 31, 2022, and 2021 there was no stock-based compensation.

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

Recently Issued Accounting Pronouncements

Applicable for fiscal years beginning after December 15, 2022:

In July 2022, FASB issued ASU 2022-03, Fair Value Measurement (Topic 820); Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The FASB issued final guidance to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered when measuring fair value. Recognizing a contractual sale restriction as a separate unit of account is not permitted. The guidance will be applied prospectively, with special transition provisions for entities that qualify as investment companies under ASC 946. The guidance is effective in 2024 for calendar-year public business entities and in 2025 for all other calendar-year companies. Early adoption is permitted.

In October 3, 2022, FASB issued ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The FASB issued final guidance that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The guidance should be applied retrospectively to all periods in which a balance sheet is presented, except for the rollforward requirement, which should be applied prospectively. The guidance is effective for all entities for fiscal years beginning after 15 December 2022, including interim periods within those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after 15 December 2023. Early adoption is permitted.

Note 4 – TRADE RECEIVABLES

As of December 31, 2022 and 2021, trade receivables consist of the following:

	December 31, 2022	December 31, 2021
Accounts receivables	$725,796	$271,950
Allowance for doubtful accounts	-	(32,128)
Total trade receivables, net	$711,028	$239,822

Note 5 – INVENTORIES

As of December 31, 2022, and December 31, 2021, inventories consist of the following:

	December 31, 2022	December 31, 2021
Parts and accessories	$215,380	$226,230
Golf carts	799,035	158,588
E-bikes	123,280	35,060
Electric vehicles	64,680	292,800
Total inventories	$1,202,375	$712,678

Note 6 – FIXED ASSETS AND EQUIPMENT ON LEASE

As of December 31, 2022 and 2021, fixed assets consisted of the following:

	December 31, 2022	December 31, 2021
Machinery	$5,040	$5,040
Furniture and equipment	2,587	2,350
Computer equipment	50,781	41,784
Vehicles	19,989	28,360
Accumulated depreciation	(52,851)	(42,220)
	$25,546	$35,314

For the year ended December 31, 2022, total depreciation expense for fixed assets and equipment on lease was $12,442 (2021 - $12,225) and is included in general and administration expense. For the year ended December 31, 2022, total depreciation for right-of-use assets was $111,465 (2021 - $117,386) and is included in general and administration expense as operating lease expense.

Note 7 – INTANGIBLE ASSETS

As of December 31, 2022 and 2021, intangible assets consisted of the following:

	December 31, 2022	December 31, 2021
Intangible asset - Patents	$22,353	$22,353
Accumulated amortization	(11,977)	(10,749)
	$10,376	$11,604

Patents are amortized on a straight-line basis over their estimated useful life of 20 years. For the year ended December 31, 2022, total amortization expense for intangible assets was $1,228 (2021 - $1,229).

Note 8 – TRADE AND OTHER PAYABLES

As of December 31, 2022, and 2021, trade and other payables consist of the following:

	December 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$1,413,116	$949,937
Accrued interest	1,880,463	248,610
Other liabilities	13,236	4,051
Total trade and other payables	$3,306,815	$1,202,598

Note 9 – LOANS PAYABLE

As of December 31, 2022 and 2021, loans payable consisted of the following:

	December 31, 2022	December 31, 2021
Unsecured loan payable in the amount of CDN$40,000, due on or before December 31, 2025(a)	$29,520	31,449
Unsecured loan payable in the amount of CDN$40,000, due on or before December 31, 2025 (b)	29,520	31,449
Unsecured loan payable, due on May 21, 2022, interest at 1% per annum(c)	-	30,115
Secured loan payable, due on June 5, 2050, interest at 3.75% per annum(d)	150,000	150,000
Unsecured loan payable, due on June 20, 2022, interest at 9% per annum(e)	-	2,084,934
Preferred F series shares issued with mandatory redemption(f)	1,357,651	-
	1,566,692	2,327,947
Current portion	(1,416,692)	(2,115,049)
Loans payable, long-term portion	$150,000	$212,898

(a)	On April 17, 2020, the Company received a loan in the principal amount of $29,520 (CDN$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(b)	On April 21, 2020, the Company received a loan in the principal amount of $29,520 (CDN$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(c)	On May 21, 2020, the Company received a loan in the principal amount of $30,115 under the Paycheck Protection Program. The loan bears interest at 1% per annum and is due on May 21, 2022, with payments deferred for the first six months of the term. This loan was forgiven and was recorded to gain on debt extinguishment during the year ended December 31, 2022

(d)	On June 5, 2020, the Company received a loan in the principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan. The payments are applied against any accrued interest before principal amounts are repaid.

(e)	On September 13, 2021, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company received cash proceeds of $2,000,000 on September 13, 2021, in exchange for the issuance of an unsecured promissory note in the principal amount of $2,400,000, which was inclusive of a $400,000 original issue discount and bears interest at 9% per annum to the holder and matures June 20, 2022. If the note is not paid in full before December 12, 2021, an additional $100,000 of guaranteed interest will be added to the note. An additional $100,000 of guaranteed interest will be added to the note on the 12th day of each succeeding month during which any portion of the note remains unpaid. Any principal or interest on the note that is not paid when due or during any period of default bears interest at 24% per annum.

In the event of a default, the note is convertible at the price that is equal to a 40% discount to the lowest trading price of the Company’s common shares during the 30-day trading period prior to the conversion date.

During the year ended December 31, 2022, the Company recorded $1,918,065 in interest expense including $1,603,000 of additional interest. As at December 31, 2022, the carrying value of the convertible promissory note was $2,400,000 (December 31, 2021 - $2,084,935).

As the note is in default, it has become convertible at the holder’s request. The fair value of the loan approximates carrying value as it is now short term in nature, effectively due on demand.

(f)	On February 17, 2022, the Company entered into a Waiver of Conditions (the “Waiver”) to the Share Purchase Agreement (the “SPA”) dated December 13, 2021. The Company has received five payments in the amount of $250,000 on February 28, 2022, $250,000 on March 31, 2022, $90,000 on July 29, 2022, $250,000 on August 29, 2022, $125,000 on September 15, 2022, $125,000 on October 18, 2022, and $285,000 on October 21, 2022, for 1,375 preferred series F shares in total. Under the Waiver, the Company agrees to repay these amounts, on an ongoing basis, by remitting 20% of all gross sales back to the subscriber until such time that the 500 shares of the Series F Preferred Stock issued pursuant to this Waiver agreement are redeemed in full. As these preferred F series shares subscribed for under the Waiver are mandatorily redeemable, the total amounts of $1,375,000 were recorded as liabilities, as per ASC 480-10. Under the original terms of the SPA, redemption of preferred F series shares requires a 15% premium payment on the face value. As such, a total Redemption Premium of $75,000 will be paid on the redemption as part of the 20% gross sales remittance, and will be amortized as the repayments are made. During the year ended December 31, 2022, $3,062 was recognized, and recorded as interest expense, included as part of the loan.

During the year ended December 31, 2022, the Company made required payments in the amount of $20,411, which was applied against the loan payable.

Note 10 – CONVERTIBLE LOANS

As of December 31, 2022, and 2021, convertible loans payable consisted of the following:

Third Party Convertible Notes Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a former director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at December 31, 2022, the carrying value of the convertible promissory note was $310,000 (December 31, 2021 - $310,000).

(b)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. As at December 31, 2022, the carrying value of the note was $9,488 (December 31, 2021 - $9,439), relating to an outstanding penalty.

(c)	As per Note 9 (e) above, the $2,400,000 convertible note went into default, and therefore it has become convertible at the holder’s request. The fair value of the loan approximates carrying value as it is now short term in nature, effectively due on demand.

Note 11 – LEASES

Lessor

During the year ended December 31, 2020, the Company began financing the lease of certain assets under rental revenue contracts with its customers and accounts for them in accordance with ASC 842 as outlined under “Leases” in Note 3 of the consolidated financial statements for the year ended December 31, 2020.

During the year ended December 31, 2022, the Company recognized new lease receivables of $143,630, net of the $nil of leases transferred to third party management (December 31, 2021 - $817,619 net of $120,231 of leases transferred to third party management). The lease receivable reflects lease payments expected to be received over the terms of the agreements and derecognized $12,240 (December 31, 2021 - $492,096) in inventory related to the underlying assets, being recorded to cost of goods sold. During the year ended December 31, 2022, the Company sold $867,450 of lease receivables to a third party for $863,527. As a result of the sale, the Company derecognized the carrying value of $867,450 for the leases sold on the date of the transaction and recognized a loss of $3,923 in other income and expenses.

Lease receivable	December 31, 2022	December 31, 2021
Balance, beginning of the period	$810,236	$42,856
Additions	143,630	937,850
Transfer to third party	(867,450)	(120,231)
Interest on lease receivables	20,841	19,452
Receipt of payments	(81,979)	(60,445)
Foreign exchange	(5,733)	(9,246)
Balance, end of the period	19,545	810,236
Current portion of lease receivables	(3,627)	(87,020)
Long term potion of lease receivables	$15,918	$723,216

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

On October 1, 2019, the Company entered into a 5-year lease agreement for a photocopier (the “Copier Lease”). Upon recognition of the lease, the Company recognized right-of-use assets of $8,683 and lease liabilities of $8,683. As of December 31, 2022, the Copier lease had a remaining term of 1.75 years.

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

On July 14, 2020, the Company entered into a lease agreement for office space in Surrey, BC (the “Croydon Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $133,825 and lease liabilities of $125,014. The difference between the recorded operating lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $8,811 (CDN$11,948). The lease included a rent-free period with rent payments commencing on September 1, 2020. As of December 31, 2022, the lease had a remaining term of 0.58 years.

On April 1, 2021, the Company entered into a lease agreement for equipment (the “FD150 Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $1,018 and lease liabilities of $1,018. As of December 31, 2022, the Copier lease had a remaining term of 1.33 years.

On June 2, 2021, the Company entered into a lease agreement for a trailer (the “Trailer Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $8,886 and lease liabilities of $8,886. As of December 31, 2022, the Copier lease had a remaining term of 2.42 years.

Right-of-use assets have been included within fixed assets, net and lease liabilities have been included in lease liability on the Company’s consolidated balance sheet.

Right-of-use assets	December 31, 2022	December 31, 2021
Cost	$312,318	$312,318
Accumulated depreciation	(282,251)	(170,530)
Foreign exchange	(506)	29
Total right-of-use assets	$29,561	$141,880

Lease liability	December 31, 2022	December 31, 2021
Current portion	$35,670	$121,270
Long-term portion	4,982	38,696
Total lease liability	$40,652	$159,966

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

Lease expense for the year ended December 31, 2022, was $118,843 (2021 - $144,758) and is recorded in general and administration expense.

Future minimum lease payments to be paid by the Company as a lessee for leases as of December 31, 2022 for the next three years are as follows:

Lease commitments and lease liability	December 31, 2022
2023	$37,814
2024	4,300
2025	1,070
Total future minimum lease payments	43,184
Discount	(2,532)
Total	40,652
Current portion of lease liabilities	(35,670)
Long-term portion of lease liabilities	$4,982

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

The following table summarizes the Company’s redeemable preferred share activities for the years ended December 31, 2022, and December 31, 2021.

	Shares	Par	Additional paid in capital	To be issued		Total
Balance December 31, 2020	49,230	$49	$1,007,895	$1,265,799		$2,273,743
Issuance	3,500	4	2,731,989	(745,926)		1,986,067
Converted for common shares	(1,926)	(2)	(1,538,098)	-		(1,538,100)
Accrued preferred stock dividends	-	-	-	455,500		455,500
Balance, December 31, 2021	50,804	$51	$2,201,786	$975,373		$3,177,210

Balance December 31, 2021	50,804	$51	$2,201,786	$975,373		$3,177,210
Issuance	1,839	-	714,000	(464,000)		250,000
Converted for common shares	(620)	-	(302,556)	(33,808	)(2)	(336,364)
Accrued preferred stock dividends(1)	-	-	(838,064)	382,563		(455,501)
Balance, December 31, 2022	52,023	$51	$1,775,166	$860,128		$2,635,345

(1)	The amount of $838,064 accrued against additional paid in capital includes the $455,500 of accrued dividends on redeemable preferred stock related to the year ended December 31, 2021, and is the reclass described above in Note 3.

(2)	$33,808 was a balance carried in the redeemable preferred shares to be issued from prior years, but does not relate to any shares that are required to be issued. It should have been cleared out in fiscal 2019 when the Company completed its reverse stock split. It has been adjusted in the year ended December 31, 2022.

Mezzanine Preferred Equity Transactions

During the year ended December 31, 2022:

●	620 Series F Preferred Shares were converted into common shares (see note 14).

●	On October 21, 2022, pursuant to the December 2021 Series F SPA, the Company received $410,000 for the subscription of 410 Series F preferred shares (see note 9(f)), as well as issued 96 Series F preferred shares to settle $96,000 in dividends payable.

●	On September 15, 2022, pursuant to the December 2021 Series F SPA, the Company received $125,000 for the subscription of 125 Series F preferred shares (see note 9(f)). The shares were issued on October 18, 2022.

●	On August 26, 2022, pursuant to the December 2021 Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)).

●	On July 29, 2022, pursuant to the December 2021 Series F SPA, the Company received $90,000 for the subscription of 90 Series F preferred shares, as well as issued 368 Series F preferred shares to settle $368,000 in dividends payable.

●	On March 31, 2022, pursuant to the December 2021 Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)). The shares were issued on April 1, 2022.

●	On February 7, 2022, pursuant to the December 2021 Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)).

●	On January 4, 2022, pursuant to the December Series 2021 F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)). These shares were issued April 1, 2022 and recorded as such.

During the year ended December 31, 2021:

●	1,512 Series C Preferred Shares were converted into common shares, see note 14.

●	On November 6, 2020, the Company received gross proceeds of $300,000 for 300 Series C Preferred Shares in lieu of the Second Closing for the Series C Share Purchas Agreement (the “Series C SPA”). The shares were included in preferred shares to be issued at December 31, 2020. The preferred shares were issued April 13, 2021.

●	On December 7, 2020, the Company received gross proceeds of $200,000 for 200 Series C Preferred Shares in lieu of the Second Closing for the Series C SPA. The shares are included in preferred shares to be issued as at December 31, 2020. The preferred shares were issued April 13, 2021.

●	On December 23, 2020, the Company entered into a Securities Purchase Agreement (the “Series F SPA”) whereby the Company agreed to sell and the Purchaser agrees to purchase, in a series of closings (the “Closings”) of at least 1,000 Series F preferred shares at a price of $1,000 per share. The First and Second Closings, will each be for 1,500 Preferred Shares at a purchase price of $1,500,000, the Second Closing which will follow the filing of the Registration Statement. Any Additional Closings will be for the purchase of at least 1,000 Series F preferred shares, every thirty calendar days, and shall follow the Registration Statement being declared effective. The Company granted 3,000,000 warrants, with a relative fair value of $768,008, concurrently with the execution of the Series F SPA and First Closing. The First Closing shares were included in preferred shares to be issued at December 31, 2020 with a relative fair value of $731,992.

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

Mezzanine preferred equity, series C and series F, carry a dividend policy which entitles each preferred share to receive, and the Company to pay, cumulative dividends of 10% per annum, payable quarterly, beginning on the original issuance date and ending on the date that such preferred shares has been converted or redeemed. At the option of the Company, accrued dividends can be settled in preferred shares of the same series, or in cash. Any dividends that are not paid quarterly on the dividend payment date shall entail a late fee, which must be paid in cash at the rate of 18% per annum, which accrues and compounds daily from the dividend payment date, through to and including the date of the actual payment in full. As at December 31, 2022 the Company recorded $382,563 in dividends to be settled in preferred shares, and $107,081 in penalty interest.

Note 13 – PREFERRED STOCK

Authorized

3,000,000 shares of Series A preferred shares authorized, each having a par value of $0.001 per share.

10,000 shares of Series B convertible preferred shares authorized, each having a par value of $0.001 per share. Each share of Series B convertible preferred shares is convertible into 100,000 shares of common stock.

Preferred Stock Transactions

During the year ended December 31, 2022:

●	On November 3, 2022, the Company issued 30 shares of Series B preferred shares to a consultant of the Company for services to be rendered. These preferred shares were value at $141,000 based on the fair value of the underlying common stock.

●	On August 1, 2022, the Company issued an aggregate of 191 shares of Series B preferred shares to the CEO of the Company for past services. These preferred shares were value at $897,000 based on the fair value of the underlying common stock.

●	On June 27, 2022, the Company issued an aggregate of 105 shares of Series B preferred shares to the Company’s board of directors for past services. These preferred shares were value at $777,000 based on the fair value of the underlying common stock.

During the year ended December 31, 2021:

●	On October 26, 2020, the Company agreed to issue Series B preferred shares that are convertible into 1,000,000 common shares and 1,000,000 warrants for investor relations services. The preferred shares were valued at $1,340,000 based on the fair value of the underlying common stock and included in preferred shares to be issued at December 31, 2020. On February 17, 2021, the Company issued 100 shares of Series B preferred shares and 1,000,000 warrants, see note 14. 1 Series B preferred share is convertible into 100,000 shares of common stock, which meant that only 10 shares of Series B preferred shares should have been issued. On May 26, 2021, 50 shares of Series B preferred shares, instead of 5 shares of Series B preferred shares, were converted into 500,000 shares of common stock with a fair value of $670,000. On September 16, 2021, the Company cancelled 45 shares of Series B preferred shares and 5 shares of Series B preferred shares were converted into 500,000 shares of common stock with a fair value of $670,000.

●	On March 4, 2021, the Company issued an aggregate of 16 shares of Series B preferred shares to the Company’s board of directors for past services. These preferred shares were valued at $849,600 based on the fair value of the underlying common stock.

●	125 Series B preferred shares with a fair value of $1,734,800, were converted into common shares, inclusive of the conversion noted above, see note 14.

Note 14 – COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

Authorized

350,000,000 common shares, authorized, each having a par value of $0.001 per share.

Common Stock Transactions

During the year ended December 31, 2022:

●	The Company issued an aggregate of 500,000 shares of common stock to satisfy shares to be issued for investor relations. The shares had a fair value of $46,000 of which $26,353 of expense was recognized during the year period ended December 31, 2022. $19,647 of expense was recorded during the year ended December 31, 2021 and $26,353 was recorded as prepaid.

●	The Company issued 160,000 shares of common stock with a fair value of $13,760 for investor relations services.

●	The Company issued 500,000 shares of common stock with a fair value of $47,000 for legal services.

●	The Company issued 15,924,810 shares of common stock with a fair value of $302,557 for conversion of 470 Series F Preferred Shares.

During the year ended December 31, 2021:

●	The Company issued an aggregate of 8,138,975 shares of common stock with a fair value of $1,436,044, to satisfy shares to be issued at December 31, 2020 for debt settlement.

●	The Company issued 715,000 shares of common stock with a fair value of $191,235 pursuant to a legal settlement, see Note 18.

●	The Company issued 2,430,000 shares of common stock with a fair value of $565,250 for consulting services.

●	The Company issued 23,046,760 shares of common stock with a fair value of $3,822,829 and share issue costs of $2,000 for conversion of 125 Series B Preferred Shares with a fair value of $1,734,800, conversion of 1,512 Series C Preferred Shares with a fair value of $1,462,296, and conversion of 976 Series F Preferred Shares with a fair value of $625,803.

●	The Company cancelled 1,751,288 shares of common stock which were returned to treasury due to a duplicated issuance for share settled debt during the year ended December 31, 2020.

Common Stock to be Issued

Common stock to be issued as at December 31, 2022 consists of:

None.

Common stock to be issued as at December 31, 2021 consists of:

●	97,260 shares valued at $19,647 to be issued pursuant to a service agreement. These were issued February 11, 2022.

Warrants

During the year ended December 31, 2022:

●	On December 31, 2022, 6,813,371 warrants of the Company expired.

During the year ended December 31, 2021:

●	The Company granted 1,000,000 warrants with a contractual life of three years and exercise price of $0.25 per share pursuant to an investor relations agreement dated October 26, 2020. The warrants were valued at $163,998.

●	The Company granted 500,000 warrants with a contractual life of four years and exercise price of $1.00 per share. The warrants were valued at $668,461.

●	The Company granted 2,000,000 warrants with a contractual life of five years and exercise price of $0.35 per share. The warrants were valued at $410,425.

●	On July 20, 2021, pursuant to the July Series F SPA, the Company is to issue 1,180,000 warrants with a relative fair value of $138,066 valued on the agreement date, see note 12. The warrants have a contractual life of 5 years and exercise price of $0.30 per share. As at December 31, 2021, these warrants have not been issued.

The fair values of the warrants were calculated using the following assumptions for the Black Scholes Option Pricing Model:

	December 31, 2022	December 31, 2021
Risk-free interest rate	0.18% - 0.82%	0.18% - 0.82%
Expected life	3.29 - 5.11 years	3.29 - 5.11 years
Expected dividend rate	0%	0%
Expected volatility	285.40 – 300.18%	285.40 – 300.18%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding as at December 31, 2020	12,939,813	$0.60
Granted	3,500,000	0.41
Outstanding as at December 31, 2021	16,439,813	$0.56
Expired	6,813,371	0.78
Outstanding as at December 31, 2022	9,626,442	$0.40

As at December 31, 2022, the weighted average remaining contractual life of warrants outstanding was 2.61 years (2021 – 2.53 years) with an intrinsic value of $nil (2021 - $nil).

Note 15 – RELATED PARTY TRANSACTIONS

As at December 31, 2022 the Company incurred $412,473 (2021 - $409,038) in salaries, bonuses of $120,000 (2021 - $206,556), and $241,284 (2021 - $197,906) in consulting fees to the President and CEO, and CFO of the Company, and the President, CEOs, and CFOs of the Company’s subsidiaries. The Company also repaid $28,118 of management fees and salaries previously owing to the President and CEO, of the Company from December 31, 2021 during the year ended December 31, 2022. As at December 31, 2022, the Company owed $49,441 (December 31, 2021 - $28,118 ($ 35,710 CDN)) to the President, CEO, and CFO of the Company and to the President, CEOs, and CFOs of the Company’s subsidiaries for management fees and salaries. Amounts owed and owing are unsecured, non-interest bearing, and due on demand.

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

Note 16 – SEGMENT INFORMATION

During the year ended December 31, 2022, the Company’s operations included revenue and costs from the sale and rental of GPS tracking devices and interfaces for golf vehicles and related support services, the sale of golf vehicles, and the sale of electric vehicles . The Company’s reporting segments are those associated with operating segments above, and the administration of the Company.

	Administration	Electric Vehicles	Golf Carts	GPS Units	Total
Revenue	$-	$221,567	$1,394,964	$2,217,322	$3,833,853
Cost of revenue	-	191,367	827,299	1,066,505	2,085,171
Gross profit	-	30,200	567,665	1,150,817	1,748,682

Operating expenses
Compensation expense	2,079,306	277,574	126,043	976,630	3,459,553
General and administration expense	1,765,303	358,900	890,052	409,071	3,429,075
Research and development	-	17,500	34,844	-	52,344
Bad debt expense (recovery)	(29,389)	-	-	-	(29,389)
Depreciation and amortization expense	13,670	-	-	-	13,670
Total operating expense	3,900,891	653,974	1,050,939	1,385,701	7,000,516
Loss from operations	(3,900,891)	(618,548)	(483,274)	(234,844)	(5,249,631)

Other income (expense)
Foreign currency exchange	(28,241)	-	-	-	(28,241)
Loss on sale of lease receivable	-	-	-	(3,923)	(3,923)
(Loss) Gain on extinguishment of debt	40,355	-	-	-	40,355
Gain on disposal	-	3,960	-	-	3,960
Interest on preferred shares	(3,062)	-	-	-	(3,062)
Finance costs	(2,055,801)	-	-	(251,048)	(2,306,849)
Total other income (expense)	(2,046,749)	3,960	-	(254,971)	(2,297,760)
Net loss	$(5,947,640)	$(619,814)	$(483,274)	$(489,855)	$(7,547,391)

Total Assets	$164,567	$351,561	$1,007,917	$732,818	$2,244,296

Note 17 – COMMITMENTS

Product Warranties

The Company’s warranty policy generally covers a period of two years which is also covered by the manufacturer warranty. Thus, any warranty costs incurred by the Company are immaterial .

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

Note 18 – CONTINGENCIES

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at December 31, 2022, included in trade and other payables is $17,983 (December 31, 2021 - $29,329) related to this unpaid invoice, interest and legal fees.

Note 19 – INCOME TAX

The Company is subject to income taxes in Canada and the US. The statutory income tax rates were 27% in Canada and 27.5% in the US. A reconciliation of the expected income tax recovery is as follows:

	Year Ended
	December 31, 2022	December 31, 2021
	$	$
Loss before income taxes	(7,547,000)	(6,419,000)
Income tax rate	27.00%	27.00%
Income tax recovery calculated using statutory rate	(2,038,201)	(1,733,000)
Increase (decrease) in income taxes resulting from:
Non-deductible (taxable) items	88,000	54,000
Effect of tax rate change	(17,000)	(2,000)
Effect of different tax jurisdiction rates	35,000	68,000
Change in tax assets no recognized	1,926,651	1,613,000
Income tax expense (recovery)	-	-

The nature and tax effect of the temporary difference giving rise to the deferred tax assets and liabilities at December 31, 2022 and 2021, are summarized as follows:

	Year Ended
	December 31, 2022	December 31, 2021
	$	$
Deferred tax assets
Capital assets	20,000	16,000
ROU assets	31,000	5,000
Non-capital losses	17,317,000	15,426,000
Capital leases	9,000	24,000
Accounts receivable	29,000	9,000
	17,406,000	15,480,000
Unrecognized benefit from income tax losses	(17,406,000)	(15,480,000)
Net deferred tax assets	-	-

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

As of December 31, 2022, the Company had aggregate net operating losses of $65,242,086 (2021 - $57,694,695) to offset future taxable income in the United States and the United Kingdom. The deferred tax assets at December 31, 2022 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 20 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended
	December 31, 2022	December 31, 2021

Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	-	57,111

Non-cash investing and financing transactions:
Shares issued for convertible notes payable and accrued interest	$-	$-
Shares issued for debt settlement	$-	$191,235
Shares issued and to be issued for services	-	-
Shares issued on conversion of preferred shares	$302,557	$2,088,100
Dividends payable with preferred shares to be issued	382,563	455,500
Initial recognition of lease assets	$143,630	$9,904
Initial recognition of lease liabilities	$143,630	$9,904

Note 21 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to the year ended for transactions and other events that may require adjustment of and/or disclosure in such consolidated financial statements.

Subsequent to December 31, 2022, the Company issued:

●	2,991,098 shares of common stock for conversion of 84 Series F Preferred Shares with an aggregate carrying value of $40,991.

●	2,992,519 shares of common stock for conversion of 100 Series F Preferred Shares with an aggregate carrying value of $48,799.

●	On January 18, 2023, the Company received approval to increase the number of common stock authorized from 350,000,000 to 1,000,000,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our CEO and CFO, has assessed the effectiveness of the internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2022, that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Debt Settlement Transactions

On February 16, 2022, the Company settled to settled accounts payable of $24,000 in exchange for 160,000 shares of common stock.

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

Preferred Stock Transactions

During the year ended December 31, 2022:

On November 3, 2022, the Company issued 30 shares of Series B preferred shares to a consultant of the Company for services to be rendered. These preferred shares were value at $141,000 based on the fair value of the underlying common stock.

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

On January 29, 2021, 17 Series B preferred shares with a fair value of $95,880, were converted into common shares, inclusive of the conversion noted above.

On March 30, 2021, 20 Series B preferred shares with a fair value of $112,800, were converted into common shares, inclusive of the conversion noted above

On May 26, 2021, 50 Series B preferred shares with a fair value of $670,000, were converted into common shares, inclusive of the conversion noted above

On July 20, 2021, 16 Series B preferred shares with a fair value of $90,240, were converted into common shares, inclusive of the conversion noted above

On September 16, 2021, 5 Series B preferred shares with a fair value of $670,000, were converted into common shares, inclusive of the conversion noted above

On October 5, 2021, 17 Series B preferred shares with a fair value of $95,880, were converted into common shares, inclusive of the conversion noted above

On January 15, 2021, 286 Series C Preferred Shares were converted into common shares.

On January 19, 2021, 18 Series C Preferred Shares were converted into common shares.

On March 4, 2021, 168 Series C Preferred Shares were converted into common shares.

On March 31, 2021, 290 Series C Preferred Shares were converted into common shares.

On May 4, 2021, 250 Series C Preferred Shares were converted into common shares.

On May 28, 2021, 300 Series C Preferred Shares were converted into common shares.

On July 06, 2021, 200 Series C Preferred Shares were converted into common shares.

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

On December 31, 2021, pursuant to the December Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth information about our director and executive officer as of the date of this report:

NAME	AGE	POSITION

Robert Silzer	74	Director, President, Chief Executive Officer, Secretary, Treasurer

Rick Curtis	64	President, Imperium Motor Company

Zahir Gonzalez Loaiza	28	Interim Chief Financial Officer

Christian Dubois		President, Imperium Motors Canada

Stephen Johnston	69	Director

James Singerling	76	Director

Michael Leemhuis	66	Director

Carol Cookerly	64	Director

Alan M. Wagner		CEO, Liteborne Motor Corporation

Daniel Lock		Executive Director of Operations and Homologation, Liteborne Motor Corporation

Jonathan D’Agostino		CFO, Liteborne Motor Corporation

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

Alan M. Wagner, CEO, Liteborne Motor Corporation

Mr. Wagner’s extensive expertise and reach across the automotive industry. Before joining LMC, Wagner served as executive director of Hyundai Transys and was vice president of product development for Mercedes Benz Tech. Before that, he held multiple executive positions with Lear Corporation. He was the vice president of engineering at Saleen Automotive/SMS Supercars and executive vice president of Saleen Electric. Wagner was also vice president of Entech. Through the years, he has worked with General Motors, Ford, Shelby, Petty Enterprises, Toyota, Chrysler, and BMW among other iconic automotive brands.

Daniel Lock, Executive Director of Operations and Homologation, Liteborne Motor Corporation

Mr Lock, who is leading Homologation has over 20-years of automotive development and engineering management experience. Prior to Joining Liteborne he was a senior manager and program manager at Hyundai Transys. A program planning manager at Gentherm, program manager and a product design engineer at Visteon. Mr. Lock earned his BS in chemical engineering from Yale University.

Jonathan D’Agostino, CFO, Liteborne Motor Corporation

Mr. Jonathan D’Agostino Started career at Sands Brothers in 1999. After graduating from Fordham University with honors from NYS in legal and ethical studies he joined Lehman Brothers in 2003, spent several years as an investment and merchant banker with several different banks, including Morgan Brothers, which was founded by a Lehman vice chair. He became Professor Luc Montagnier’s partner in commercializing his preventative healthcare business, during which time he won the 2008 Noble Prize for Medicine. After leaving traditional Merchant Banking he entered the green energy space working to create power-efficient production of Green Hydrogen. Before Liteborne he founded and now is testing and commercializing HydroBoost, a product that creates green hydrogen on demand for automobiles and trucks.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2022, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Audit Committee

The Board of Directors established the Audit Committee on April 1, 2021, Our Audit Committee charter complies with Section 3(a)(58)(A) of the Exchange Act and Nasdaq Rule 5605. The Audit Committee was established to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The members of our Audit Committee are Michael Leemhuis, James Singerling, and Stephen Johnston. Mr. Johnston serves as chair of the Audit Committee. The Board of Directors determined that all members of our Audit Committee were independent under SEC Rule 10A-3(b)(1) and Nasdaq Rule 5605(a)(2). The Board has determined that all current members of the Audit Committee are “financially literate” as interpreted by the Board in its business judgment. Stephen Johnston has been qualified as an audit committee financial expert, as defined in the applicable rules of the SEC.

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

(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2022 and 2021; and

(d)	up to two additional individuals for whom disclosure would have been provided under (c) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2022 and 2021, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Robert Silzer, Director, President, Chief	2022	300,000	120,000	1,082,700	37,503	1,540,203
	2021	300,000	196,556	212,400	39,038	747,994
Zahir Loaiza, Interim CFO	2022	70,111	-	-	-	70,111
	2021	74,606	-	-	10,000	84,606
Christian Dubois, former President Imperium Motor Company, Canada	2022	-	-	-	80,000	80,000
	2021	-	-	-	63,300	63,300
Rick Curtis, former CEO Imperium Motor Company, USA	2022	52,500	-	-	-	52,500
	2021	70,000	-	-	60,000	130,000
Alan Wagner, CEO Liteborne	2022	-	-	-	35,000	35,000
Jonathan D’Agostino, CFO Liteborne	2022	-	-	-	23,125	23,125
Daniel Lock, Executive Director of Operations Liteborne	2022	-	-	-	33,048	33,048

As of December 31, 2022, we had no employment agreements with any of our executive officers or employees.

Summary of Employment Agreements and Material Terms

We have not entered into any employment or consulting agreements with any of our current officers, directors, or employees.

Outstanding Equity Awards.

For the years ended December 31, 2022 and 2021, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

The particulars of the compensation paid to each of our director during our fiscal years ended December 31, 2022 and 2021 are set out in the following summary compensation table, except that no disclosure is provided for any director who’s also a named executive officer and whose compensation is fully reflected in the above Executive Summary Compensation Table:

DIRECTOR COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Johnston,	2022	Nil	Nil	185,000	Nil	Nil	Nil	Nil	Nil
Director(1)	2021	Nil	Nil	212,400	Nil	Nil	Nil	Nil	Nil
James Singerling,	2022	Nil	Nil	185,000	Nil	Nil	Nil	Nil	Nil
Director(2)	2021	Nil	Nil	212,400	Nil	Nil	Nil	Nil	Nil
Michael Leemhuis,	2022	Nil	Nil	111,000	Nil	Nil	Nil	Nil	Nil
Director(3)	2021	Nil	Nil	106,200	Nil	Nil	Nil	Nil	Nil
Carol Cookerly,	2022	Nil	Nil	111,000	Nil	Nil	Nil	Nil	Nil
Director(4)	2021	Nil	Nil	106,200	Nil	Nil	Nil	Nil	Nil
Jason Sugarman,	2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Director(5)	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2022 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Office, if Any	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Officers and Directors
Robert Silzer 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director, president, chief executive officer, secretary, and treasurer	Common Stock	26,002,019	(3)	13.992%
Zahir Loaiza 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Interim Chief Financial Officer	Common Stock	-		(4)
Christian Dubois 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Former President, Imperium Motor Company, Canada	Common Stock	-		(4)
Rick Curtis 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Former Chief Executive Officer, Imperium Motor Company, USA	Common Stock	1,500,000		(4)
Stephen Johnston 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	3,500,000	(5)	1.883%
James Singerling 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	3,500,000	(5)	1.883%
Michael Leemhuis 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	1,700,000	(6)	(4)

Carol Cookerly 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	1,700,000	(6)	(4)
All officers and directors as a group		Common stock, $0.001 par value	37,902,019		20.396%

5%+ Security Holders			-		(4)
None			-		-
All 5%+ Security Holders		Common stock, $0.001 par value	-		(4	)-

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Percentages are based on 185,829,993 shares of our Company’s common stock issued and outstanding at December 31, 2022. Does not include: (i) 9,626,442 common shares underlying outstanding warrants; (ii)7,727,556 common shares underlying shares of outstanding Series C, and E Preferred Stock; or (iii) an indeterminate number of common shares underlying outstanding shares of Series F Preferred Stock.

(3)

Includes 2,019 issued common shares and 26,000,000 common shares issuable upon voluntary conversion of 260 Series B Preferred shares. Does not include 150,376 shares of non-convertible Series A Preferred stock carrying voting rights with the common stock equal to 665 votes per Series A Preferred share (100,002,059 votes, or [   ]% of votes in the aggregate).

(4)	Less than 1%

(5)

Includes 3,500,000 common shares issuable upon voluntary conversion of 35 Series B Preferred shares. Does not include 25,000 shares of non-convertible Series A Preferred stock carrying voting rights with the common stock equal to 665 votes per Series A Preferred shares.

(6)	Includes 1,700,000 common shares issuable upon voluntary conversion of 17 Series B Preferred shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As at December 31, 2022 the Company incurred $412,573 (2021 - $409,038) in salaries, bonuses of $120,000 (2021 - $196,556), and $241,284 (2021 - $197,906) in consulting fees to the President and CEO, and CFO of the Company, and the President, CEO’s, and CFO’s of the Company’s subsidiaries. The Company also repaid $28,118 of management fees and salaries previously owing to the President and CEO, of the Company from December 31, 2021 during the year ended December 31, 2022. As at December 31, 2022, the Company owed $nil (December 31, 2021 - $28,118) to the President, CEO, and CFO of the Company and $49,441 (December 31, 2021 - $nil) to the President, CEO’s, and CFO’s of the Company’s subsidiaries for management fees and salaries. Amounts owed and owing are unsecured, non-interest bearing, and due on demand.

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

Audit Fees, Audit Related Fees, and All Other Fees

The following represents fees for professional services rendered by our independent registered public accounting firm for each of the years ended December 31, 2022 and 2021.

	2022	2021
Audit fees	$69,201	$69,201
Audit related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil
Total	$69,201	$69,201

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

Buckley Dodds, LLP served as our independent registered public accounting firm from March 2019 to January 2022.

BF Borgers, Certified Public Accountants, serve as our independent registered public accounting firm since February 2022.

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

Dated:	April 17, 2023	DSG Global Inc.

		By:	/s/ Robert Silzer
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

Signature	Title	Date

/s/ Robert Silzer	Chief Executive Officer, Chief Financial Officer and Chairman of the	April 17, 2023
Robert Silzer	Board of Directors (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Stephen Johnston	Director	April 17, 2023
Stephen Johnston

/s/ James Singerling	Director	April 17, 2023
James Singerling

/s/ Michael Leemhuis	Director	April 17, 2023
Michael Leemhuis

/s/ Carol Cookerly	Director	April 17, 2023
Carol Cookerly

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.1.6	Certificate of Change of the Registrant	8-K	3.1	03-26-19

3.1.7	Certificate of Correction of the Registrant	8-K	3.2	03-26-19

3.1.8	Series A - Certificates of Amendment and Designation dated November 22, 2019				*

3.1.9	Series C - Certificates of Amendment and Designation dated December 22, 2020				*

3.1.10	Series F – Certificates of Designation dated December 22, 2020				*

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1	Subscription Agreement / Debt Settlement, dated September 26, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.1	08-17-15

10.2	Addendum to Subscription Agreement / Debt Settlement, dated October 7, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.2	08-17-15

10.3	Second Addendum to Subscription Agreement / Debt Settlement, dated April 29, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.3	08-17-15

10.4	Third Addendum to Subscription Agreement / Debt Settlement, dated August 11, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.4	08-17-15

10.5	Letter from Westergaard Holdings Ltd., dated September 1, 2015, extending dates of redemption obligations.	8-K	10.1	09-08-15

EX-1

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith

10.6	Letter from Westergaard Holdings Ltd., dated November 10, 2015, extending dates of redemption obligations	10-Q	10.1	11-16-15

10.7	Letter fromWestergaard Holdings Ltd., dated December 31, 2015, extending dates of redemption obligations	8-K	10.1	03-09-16

10.8	Convertible Note of DSG TAG Systems Inc., dated March 31, 2015, payable to Adore Creative Agency, Inc.	8-K	10.5	08-17-15

10.9	Convertible Note Agreement, dated August 25, 2015, between the Registrant and Jerry Katell, Katell Productions, LLC and Katell Properties, LLC	10-Q	10.2	11-13-15

10.10	Agreement (TAG Infinity XL 12” ) dated February 15, 2014 between DSG TAG Systems Inc. and DSG Canadian Manufacturing Corp.	8-K	10.2	12-05-15

10.11	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A.Bosa & Co (Kootenay) Ltd.	10-K	10.5	05-28-19

10.12	Lease agreement (Modified), dated January 21, 2016 and February 1, 2016 between DSG TAG Systems Inc. and Benchmark Group	10-K	10.6	05-28-19

10.13	Loan agreement, dated February 11, 2016 between DSG TAG Systems Inc. and Jeremy Yaseniuk	10-K	10.7	05-28-19

10.14	Loan agreement, dated March 31, 2016 between DSG TAG Systems Inc. and E. Gary Risler	10-K	10.8	05-28-19

10.15	Letter from Westergaard Holdings Ltd., dated April 29, 2016	10-K	10.1	05-20-16

10.16	Security purchase agreement between DSG Global Inc. and Coastal Investment Partners, dated November 7 2016	8-K	10.1	11-15-16

10.17	Letter of Resignation by Board Member Keith Westergaard	10-Q	10.1	12-16-16

10.18	Equity Financing Agreement dated September 18, 2019 between DSG Global, Inc. and GHS Investments, LLC	S-1	10.9	10-04-19

10.19	Registration Rights Agreement dated September 18, 2019 between DSG Global, Inc. and GHS Investments, LLC	S-1	10.10	10-04-19

10.20	Advisory Services Agreement dated as of March 2, 2020 Graj + Gustavsen, Inc.	8-K	10.1	03-06-20

10.21	Stock Purchase Agreement between the Company and GHS dated December 23, 2020	8-k	10.1	12-31-20

10.22	Warrant Agreement dated December 23, 2020	8-K	10.2	12.31.20

10.23	OEM Cooperation Agreement with Skywell New Energy Automobile Group Co. Ltd. Dated February 5, 2021.	8-K	10.1	02-23-21

21	List of Subsidiary:	10-K	21.1	05-02-16

EX-2

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101*	Interactive Data File

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

#*	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

EX-3