Form 10-K/A
period 2022-12-31
DSG Global Inc.
filed 2023-07-13
CIK 1413909

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

As of April 17, 2023, the registrant had 145,429,993 shares of common stock issued and outstanding.

EXPLANATARY NOTE

DSG Global Inc. is filing this Amendment No. 1 on Form 10-K/A to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities Exchange Commission (the “SEC”) by the Company on April 18, 2023 (the “Original Form 10-K”), because the Original Form 10-K that was filed was not the version that had been approved by our independent auditors, and was a prior version that had been sent by Management to the Company’s Edgar and XBRL filing service.

Because the original opinion filed by the auditor was not approved, the auditor’s opinion has not been dual dated.

The differences between the Original Form 10-K and this Form 10-K/A are as follows:

Consolidated Balance Sheet

Account	Original	Re-filed 10-K/A
Cash	48,713	53,779
Inventories	1,202,375	1,204,577
Loans payable	1,416,692	2,416,692
Notes payable	1,000,000	-
Preferred stock	3,015,180	3,087,180

Consolidated Statement of Operations

Account	Original	Re-filed 10-K/A
Cost of revenue	2,085,171	2,082,968
Gross Profit	1,748,682	1,750,885
Compensation expense	3,459,553	3,534,816

Consolidated Statement of Stockholders’ Deficit

Account	Original	Re-filed 10-K/A
Additional paid in capital	3,014,980	3,086,980

Consolidated Statements of Cash Flows

Account	Original	Re-filed 10-K/A
Preferred shares issued for services	1,815,700	1,887,700
Inventories	(514,167)	(491,899)
Trade payables and accruals	2,228,216	2,277,657
Net cash used in operating activities	(3,627,148)	(3,622,082)
Cash at end of the year	48,713	53,779

Except as described above, no other changes have been made to the Form 10-K. The Form 10-K continues to speak as of the date of the Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Form 10-K other than as expressly indicated in this Amendment. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

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

Recent Financing Activities

On February 17, 2022, the Company entered into a Waiver of Conditions (the “Waiver”) to the Share Purchase Agreement (the “SPA”) dated December 13, 2021. The Company has received five payments in the amount of $250,000 on February 28, 2022, $250,000 on March 31, 2022, $90,000 on July 29, 2022, $250,000 on August 26, 2022, $125,000 on September 15, 2022, $125,000 on October 18, 2022, and $285,000 on October 21, 2022, for 1,375 preferred series F shares in total. Under the Waiver, the Company agrees to repay these amounts, on an ongoing basis, by remitting 20% of all gross sales back to the subscriber until such time that the 500 shares of the Series F Preferred Stock issued pursuant to this Waiver agreement are redeemed in full. As these preferred F series shares subscribed for under the Waiver are mandatorily redeemable, the total amounts of $1,375,000 were recorded as liabilities, as per ASC 480-10. Under the original terms of the SPA, redemption of preferred F series shares requires a 15% premium payment on the face value. As such, a total Redemption Premium of $75,000 will be paid on the redemption as part of the 20% gross sales remittance and will be amortized as the repayments are made. During the year ended December 31, 2022, $3,062 was recognized, and recorded as interest expense, included as part of the loan.

During the year ended December 31, 2022, the Company made required payments in the amount of $20,411, which were applied against the loan payable.

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

The TAG Turf provides detailed trail history and cutting patterns

Golf Carts

The Company distributes fleet carts for golf courses, as well as consumer and utility carts under the Vantage brand, ranging from newly in-house designed SR-1 Single Rider, to the Vantage V-Club and Pro varts.

In early 2022 the Company acquired the global distribution and branding rights to market the “Shelby” branded golf carts and E-bikes named for the legendary American race car driver. The carts will be marketed to the rapidly growing and lucrative Golf Community market such as the Villages in Florida where personal golf carts are both the preferred means of transportation and a status symbol.

The unique styling and performance features of the Shelby range of vehicles has broad appeal among consumers looking for a vehicle with performance heritage. Shelby golf cart models include the Shelby G.T. 500 series 2 seat, 4 seat and 6 seat models also available in Cobra ultimate high-performance trim, with a sport utility model due for release in the 3rd quarter of 2023. DSG exhibited the Shelby range at the 2023 PGA golf show where it generated enormous excitement with more than 70 dealers from the USA alone registering their interest.

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

We incurred a comprehensive loss of $7,655,826 during the year ended December 31, 2022 ($6,347,178 – December 31, 2021). We had cash of $53,779 as at December 31, 2022, and our working capital deficit was $6,956,175. As at December 31, 2021 we had cash of $275,383 and a working capital deficit of $2,314,163. We believe that we will need significant additional equity financing to execute our business plan and to continue as a going concern, given that, among other things:

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

We did not purchase any of our shares of common stock or other securities during 2022 and 2021.

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

Components of Our Results of Operations

Revenue

The Company reports four operating segments, GPS Devices, Golf Carts, Electric Vehicles and Administrative.

GPS Devices

In this segment revenue is recognized for sales of the Tag system hardware either by direct sales to those customers who purchase or lease our TAG system hardware, rental of the units, and monthly service fees paid by all customers for the wireless data fee charges required to operate the GPS tracking on the TAG systems. The Company offers different levels of the system from a base model up to an advanced system (a TAG, a TAG and TEXT, or a TAG and INFINITY).

Golf Carts

Golf Cart Sales Revenue consists of the sales price paid by the customers who purchase our Vantage and licensed Shelby golf carts.

Electric Vehicles

Electric fleet sales revenue is a new source of revenue which consists primarily of wholesale distribution sales of our electronic fleet including vehicles, e-bikes and e-scooters. Golf cart sales are also included within this source of revenue.

Administrative

Expenses related to the overall operations of the Company not associated with a specific revenue segment

In Planning

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

Results of Operations

The following tables set forth our consolidated results of operations as a percentage of revenue for the periods presented:

	For the year ended
	December 31, 2022	December 31, 2021
Revenue	100.0%	100.0%
Cost of revenue	54.3%	53.1%
Gross profit	45.7%	46.9%
Operating expenses
Compensation expense	92.2%	144.2%
General and administration expense	89.4%	165.7%
Research and development	1.4%	18.5%
Bad debt	(0.8)%	2.4%
Depreciation and amortization expense	0.4%	0.6%
Total operating expense	182.6%	331.4%
Loss from operations	(136.9)%	(284.5)%
Other income (expense)
Foreign currency exchange	(0.7)%	(2.9)%
Other (expenses) income	-%	0.6%
Redemption premium	(0.1)%	-%
Gain (loss) on sale	(0.1)%	-%
Gain (loss) on disposal	0.1%	-%
Gain (loss) on extinguishment of debt	1.1%	1.7%
Finance costs	(60.2)%	(20.1)%
Total other expense	(59.9)%	(20.6)%
Loss before income taxes	(196.9)%	(305.1)%
Provision for income taxes	-%	-%
Net loss	(196.9)%	(305.1)%
Other comprehensive income (expense)
Foreign currency translation adjustments	1.5%	1.8%
Comprehensive loss	(195.4)%	(303.3)%

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	For the Years Ended December 31,
	2022	2021	% Change
Revenue	$3,833,853	$2,092,819	83.2%

Revenue increased by $1,741,034 or 83.2%, for the year ended December 31, 2022 as compared to year ended December 31, 2021. Sales increased for the year ended, year over year, as the result of overcoming challenges related to COVID-19 and aggressive marketing and installation of new product. This compares to the comparative period in which the Company experienced a decrease of revenue due to Covid-19.

Cost of Revenue

	For the Years Ended December 31,
	2022	2021	% Change
Cost of revenue	$2,082,968	$1,110,698	87.5%

Cost of revenue increased by $972,270 or 87.5%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The table below outlines the differences in detail:

	For the Years Ended
	December 31, 2022	December 31, 2021	Difference	% Difference
Cost of goods	$1,986,013	$993,869	$992,144	99.8%
Mapping & freight costs	25,474	41,143	(15,669)	(38.1)%
Wireless fees	71,481	75,686	(4,205)	(5.6)%

	$2,082,968	$1,110,698	$972,270	87.5%

Cost of sales increased for the years ended, year over year, primarily due to increase of price of product sold. This increase was consistent with the increase in revenue for the same period. Product costs increased due to the increase in raw materials and shipping costs that occurred because of global logistical issues as a result of covid-19.

Compensation Expense

	For the Years Ended December 31,
	2022	2021	% Change
Compensation expense	$3,534,816	$3,017,181	17.2%

Compensation expense increased by $517,635 or 17.2%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily as a result of non-cash warrants and shares issued for consulting services during the period, and the hiring of new sales representatives.

General and Administration Expense

	For the Years Ended December 31,
	2022	2021	% Change
General & administration expense	$3,429,075	$3,467,995	(1.1)%

General & administration expense decreased by $38,920 or 1.1% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The table below outlines the differences in detail:

	For the Years Ended
	December 2022	December 2021	Difference	% Difference
Accounting & legal	$302,143	$212,659	$89,484	42.1%
Marketing & advertising	286,717	134,856	151,861	112.6%
Subcontractor & commissions	650,324	1,601,963	(951,639)	(59.4)%
Hardware	57,861	49,808	8,053	16.2%
	111,465	117,386	(5,921)	(5.0)%
Office expense, rent, software, design, bank & credit card charges, telephone & meals	2,020,565	1,351,323	669,242	49.5%
	$3,429,075	$3,467,995	$(38,920)	(1.1)%

The overall increase of general and admin expenses was primarily due to decreases in subcontractors and commission, offset by a substantial increase in marketing and advertising and general office expenses. Subcontractors and commissions decreased as a result of reduction of contractors due to delays in homologation process. General office expenses increased as a result of greater trade show presentations, new software implementation, design of SR1 and operating lease expenses in the current period. Accounting and legal expenses increased because of switching audit firms, and legal representation for the company.

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

Net Loss

	For the Years Ended December 31,
	2022	2021	% Change
Net loss	$(7,547,391)	$(6,384,655)	20.8%

As a result of the above factors, net loss increased by $1,144,184 or 18.0% for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Liquidity and Capital Resources

From our incorporation in April 17, 2008 through December 31, 2022, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and preferred shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. At December 31, 2022, we had $9,009,606 in outstanding current liabilities which has either already reached maturity or matures within the next twelve months.

The Company had cash of $53,779 at December 31, 2022, compared to $275,383 as at December 31, 2021. And a working capital deficit of $6,846,711 as of December 31, 2022 compared to working capital deficit of $2,314,163 as of December 31, 2021.

Liquidity and Financial Condition

	At December 31, 2022	At December 31, 2021	Percentage Increase/(Decrease)
Current assets	$2,162,895	$1,700,226	27.2%
Current liabilities	$9,009,606	$4,014,389	124.4%
Working capital	$(6,846,711)	$(2,314,163)	195.9%

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	December 31
	2022	2021

Net cash (used in) provided by operating activities	$(3,622,082)	$(5,613,568)
Net cash (used in) provided by investing activities	1,333	(26,541)
Net cash (used in) provided by financing activities	3,343,116	4,496,907
Effect of exchange rate changes on cash	56,029	46,568
Net (decrease) increase in cash	(221,604)	(1,096,633)
Cash at beginning of year	275,383	1,372,016
Cash at end of year	$53,779	$275,383

Net Cash Used in Operating Activities

During the year ended December 31, 2022, cash used in operations totaled $3,622,082. This consists of the net loss of $7,547,391, adjusted by $3,925,309 for non-cash items and changes in non-cash working capital. Non-cash and working capital adjustments consisted primarily of non-cash change in accretion of discounts on debt of $315,065, offset by increase in prepaid expenses of $195,439, increase in trade payables and accruals of $2,277,657, decrease in accounts receivable and other receivables of $482,113, an increase in deferred revenue of $225,490, decrease in inventories of $499,031, and the settlement of payables for services with preferred shares in the amount of $1,887,700.

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

Net Cash Used in Investing Activities.

During the year ended December 31, 2022, cash provided by investing activities consisted of $8,892 for the acquisition of fixed assets, and the disposal of fixed assets for proceeds of $10,225.

During the year ended December 31, 2021, cash used in investing activities consisted of $26,541 for the acquisition of fixed assets.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the year ended December 31, 2022, totaled $3,343,116 which consisted primarily of $1,000,000 in proceeds from the issuance of preferred shares, $1,500,000 in proceeds from loans payable, and $863,527 from the sale of lease receivables, partially offset by repayments made of $20,411 on loans payable.

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

●	Unsecured loan payable with an outstanding principal amount of $29,520 (CAD$40,000). The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $29,520 (CAD$40,000). The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Secured loan payable with an outstanding principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan which is applied against any accrued interest first.

●	Series F Preferred Stock payments, five payments in the amount of $250,000 on February 28, 2022, $250,000 on March 31, 2022, $90,000 on July 29, 2022, $250,000 on August 26, 2022, $125,000 on September 15, 2022, $125,000 on October 21 2022, and $285,000 on October 21, 2022. Until such time that the 965 shares of the Series F Preferred Stock are redeemed in full, an amount equal to 20% of any gross proceeds collected by the Company are also required to be remitted. Under the original terms of the SPA, redemption of preferred F series shares requires a 15% premium payment on the face value. As such, a Redemption Premium of $75,000 was recognized, and recorded as interest expense, included as part of the loan, and will be repaid as part of the 20% gross sales remittance. As at December 31, 2022, there was a balance of $1,357,651 outstanding.

●	Unsecured promissory note payable with an outstanding principal amount of $1,000,000 on December 1, 2022. The note bears interest at 10% per annum and is due on December 1, 2025. If not repaid by December 1, 2025, the note bears interest at 18% per annum on all interest and outstanding principal amounts.

Related Party Transactions

During the year ended December 31, 2022, the Company incurred $412,573 (2021 - $409,038) in salaries, bonuses of $120,000, and $218,946 (2021 - $197,906) in consulting fees to the President and CEO, and CFO of the Company, and the President, CEO’s, and CFO’s of the Company’s subsidiaries. As at December 31, 2022, the Company owed $nil (2021 - $28,118 ($35,710 CDN)) to the President, CEO, and CFO of the Company and the $49,441 (2021 - $nil) to the President, CEOs, and CFOs of the Company’s subsidiaries for management fees and salaries, which is recorded in trade and other payables. The amounts owed and owing are unsecured, non-interest bearing, and due on demand.

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

During the year ended December 31, 2022, cash used in operating activities totaled $3,622,082. The relatively normal level of cash used compared to our estimated working capital needs in the future is the result of the planned scaling of the business in the Golf Cart division, including the SR-1 that was designed in house. We need to reduce the current level of payables in the future to maintain a good relationship with our vendors and expand our sales and service team to achieve our operational objectives. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $35,700,500 that we require for the next 12 months, we had $53,779 in cash as of December 31, 2022, and a working capital deficit of $6,956,175. Our principal sources of liquidity are cash generated from product sales and debt financings. As of December 31, 2022, the Company had secured signed contracts of over $10.5 million of which approximately $3 million was recognized the fiscal year 2022. The Company expects to satisfy the majority of its performance obligations on the remaining contracts during fiscal 2023 totaling approximately $7.5 million. To achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2022

Lakewood, CO

July 13, 2023

DSG GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

	December 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$53,779	$275,383
Trade receivables	711,028	239,822
Lease receivable	3,627	87,020
Inventories	1,204,577	712,678
Prepaid expenses and deposits	189,884	385,323
TOTAL CURRENT ASSETS	2,162,895	1,700,226

Lease receivable	15,918	723,216
Fixed assets, net	25,546	35,314
Equipment on lease, net	29,561	141,880
Intangible assets, net	10,376	11,604
TOTAL ASSETS	$2,244,296	$2,612,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$3,356,256	$1,202,598
Deferred revenue	481,474	255,984
Lease liability	35,670	121,270
Loans payable	2,416,692	2,115,049
Convertible notes payable	2,719,514	319,488
TOTAL CURRENT LIABILITIES	9,009,606	4,014,389

Lease liability	4,982	38,696
Loans payable	150,000	212,898
TOTAL LIABILITIES	9,164,588	4,265,983

MEZZANINE EQUITY
Redeemable preferred stock, $0.001 par value, 24,010,000 shares authorized (2021 – 24,010,000), 52,023 issued and outstanding, 860 to be issued (2021 – 50,804 issued and outstanding, 1,206 to be issued	2,635,345	3,143,402

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 3,010,000 shares authorized (2021 – 3,010,000), 200,780 issued and outstanding (2021 - 200,454 issued and outstanding)	3,087,180	1,199,480
Common stock, $0.001 par value, 350,000,000 shares authorized, (2021 – 350,000,000); 145,429,993 issued and outstanding (2021 – 128,345,183 issued and outstanding)	145,435	128,350
Additional paid in capital, common stock	50,916,150	50,068,418
Discounts on common stock	(69,838)	(69,838)
Common stock to be issued	-	19,647
Obligation to issue warrants	261,934	261,934
Other accumulated comprehensive income	1,345,588	1,289,559
Accumulated deficit	(65,242,086)	(57,694,695)
TOTAL STOCKHOLDERS’ DEFICIT	(9,555,637)	(4,797,145)

TOTAL LIABILITIES MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$2,244,296	$2,612,240

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

	2022	2021

Revenue	$3,833,853	$2,092,819
Cost of revenue	2,082,968	1,110,698
Gross profit	1,750,885	982,121

Operating expenses
Compensation expense	3,534,816	3,017,181
General and administration expense	3,429,075	3,467,995
Research and development	52,344	388,035
Bad debt expense (recovery)	(29,389)	49,586
Depreciation and amortization expense	13,670	12,837
Total operating expense	7,000,516	6,935,634
Loss from operations	(5,249,631)	(5,953,513)

Other income (expense)
Foreign currency exchange	(28,241)	(59,793)
Other (expense) income	-	13,584
Loss on sale of lease receivable	(3,923)	-
(Loss) Gain on extinguishment of debt	40,355	35,169
Gain on disposal	3,960	-
Interest on preferred shares	(3,062)	-
Finance costs	(2,306,849)	(420,102)
Total other income (expense)	(2,297,760)	(431,142)
Net loss	$(7,547,391)	$(6,384,655)

Net loss per share
Basic and diluted	$(0.06)	$(0.06)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	136,607,605	114,897,055

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

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AS AT DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

	Common Stock						Preferred Stock (equity)
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Obligation to issue warrants	Shares	Par value	Additional paid in capital	To be issued	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2020	95,765,736	$94,018	$43,299,937	$(69,838)	$1,436,044	$163,998	200,508	$200	$744,480	$1,340,000	$1,252,082	$(51,310,040)	$(3,049,119)

Shares issued for debt settlement	8,968,975	8,854	1,618,425	-	(1,436,044)	-	-	-	-	-	-	-	191,235
Shares and warrants issued for services	2,430,000	2,430	1,805,704	-	19,647	97,936	-	-	-	-	-	-	1,925,717
Cancellation of shares due to duplicate issuance	(1,866,288	-	-	-	-	-	(45)	-	-	-	-	-	-
Preferred shares issued for services	-	-	-	-	-	-	116	-	2,189,600	(1,340,000)	-	-	849,600
Shares issued on conversion of preferred shares	23,046,760	23,048	3,799,852	-	-	-	(125)	-	(1,734,800)	-	-	-	2,088,100
Dividends to be settled with preferred shares	-	-	(455,500)	-	-	-	-	-	-	-	-	-	(455,500)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	37,477	(6,384,655)	(6,347,178)

Balance, December 31, 2021	128,345,183	$128,350	$50,068,418	$(69,838)	$19,647	$261,934	200,454	$200	$1,199,280	-	$1,289,559	$(57,694,695)	$(4,797,145)

Shares and warrants issued for services	1,160,000	1,160	105,600	-	(19,647)	-	326	-	1,887,700	-	-		1,974,813
Dividends	-	-	455,500	-	-	-	-	-	-	-	-	-	455,500
Shares issued on conversion of preferred shares	15,924,810	15,925	286,632	-	-	-		-	-	-	-	-	302,557
Net loss for the period	-	-	-	-	-	-	-	-	-	-	56,029	(7,547,391)	(7,491,362)
Balance, December 31, 2022	145,429,993	$145,435	$50,916,150	$(69,838)	$-	$261,934	200,780	$200	$3,086,980	-	$1,345,588	$(65,242,086)	$(9,555,637)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

	December 31, 2022	December 31, 2021

Net loss	$(7,547,391)	$(6,384,655)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,670	130,059
Change in ROU assets	161,804	27,360
Accretion of discounts on debt	315,065	187,435
Bad debt expense (recovery)	(29,389)	49,586
Loss on sale of lease receivable	3,923	-
Preferred shares issued for services	1,887,700	849,600
Common shares and warrants issued for services	97,353	1,644,136
Obligation to issue warrants	-	19,647
(Gain) loss on extinguishment of debt	(40,355)	(35,169)
Unrealized foreign exchange gain	(2,304)	(1,857)
Gain on asset disposal	(3,960)

Changes in non-cash working capital:
Trade receivables, net	(499,031)	(259,437)
Inventories	(491,899)	(457,817)
Prepaid expense and deposits	195,439	(259,909)
Lease receivable	(19,545)	(763,592)
Trade payables and accruals	2,277,657	(362,792)
Deferred revenue	225,490	155,508
Interest on mandatorily redeemable preferred shares	3,062	-
Lease liabilities	(169,371)	(151,671)
Net cash used in operating activities	(3,622,082)	(5,613,568)

Cash flows from investing activities
Purchase of equipment	(8,892)	(26,541)
Disposal of property and equipment	10,225	-
Net cash used in investing activities	1,333	(26,541)

Cash flows from financing activities
Proceeds from issuing preferred shares, and shares to be issued	1,000,000	2,536,066
Proceeds on warrants issued	-	261,934
Repayment on lease liabilities	-	(4,704)
Proceeds from sale of lease receivable	863,527	-
Proceeds from loans payable	1,500,000	1,897,500
Payments on loans payable	(20,411)	(193,889)
Net cash provided by financing activities	3,343,116	4,496,907

Effect of exchange rate changes on cash	56,029	46,568
Net increase in cash	(221,604)	(1,096,633)
Cash at beginning of year	275,383	1,372,016

Cash at the end of the year	$53,779	$275,383

Supplemental Cash Flow Information (Note 19)

The accompanying notes are an integral part of the audited consolidated financial statements

DSG GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 1 –ORGANIZATION

DSG Global, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 24, 2007.

The Company is a technology development company engaged in the design, manufacture, and marketing of fleet management solutions in the golf industry. The Company’s principal activities are the sale and rental of GPS tracking devices and interfaces for golf vehicles and related support services. Starting during the year ended December 31, 2021, the Company began to market low speed electric vehicles, and e-bikes, recognizing its first sales in this space. See Note 16 for segmented reporting. The Company continued the homologation project for electric vehicles .

On August 12, 2021, the Company incorporated Imperium Motor of Canada Corporation (“Imperium Canada”), under the laws of British Columbia, Canada, for which it subscribed to all authorized capital stock, 100 shares of Class A Voting Participating common shares, at a price of $0.10 per share. Imperium Canada is a wholly owned subsidiary of the Company.

On September 17, 2021, the Company incorporated AC Golf Carts Inc. (“AC Golf Carts”), under the laws of the Sate of Nevada, for which it subscribed to all authorized stock, 100 common shares at a price of $0.001 par value per share. AC Golf Carts is a wholly owned subsidiary of the Company.

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

As at December 31, 2022, the Company has a working capital deficit of $6,846,711 and has an accumulated deficit of $65,242,086 since inception. Furthermore, the Company incurred a net loss of $7,547,391 and used $3,622,082 of cash flows for operating activities during the twelve months ended December 31, 2022. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of DSG Global Inc. and its subsidiary VTS and its wholly owned subsidiaries DSG UK, Imperium Canada, Imperium, AC Golf Carts, and Liteborne collectively referred to as the “Company”. All intercompany accounts, transactions and profits were eliminated in the consolidated financial statements.

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

Reportable Segments

The Company has four reportable segments: GPS Devices, those related to its sales and rentals of GPS tracking devices and interfaces for golf vehicles and related support services; Golf Vehicles, the sale of golf vehicles; Electric Vehicles, the sale of electric vehicles, including e-bikes; and Administration, those expenses related to the overall operations of the Company not associated with a specific revenue segment. The Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of financial products provided as a single global business.

Revenue Recognition and Warranty Reserve

Revenue from Contracts with Customers

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company expects to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of its products and services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

Performance Obligations and Signification Judgments

The Company’s revenue streams can be categorized into the following performance obligations and recognition patterns:

1.	Sale, delivery and installation of Tag, Text and Infinity products, along with digital mapping and customer training. The Company recognizes revenue at a point in time when final sign-off on the installation is obtained from the General Manager and/or Director of Golf.
2.	Provision of internet connectivity, regular software updates, software maintenance and basic customer support service. The Company recognizes revenue over time, evenly over the term of the service.
3.	Sale and delivery of Fairway Rider (golf carts) products. The Company recognizes revenue at a point in time when control transfers to the customer.
4.	Sale and delivery of Electric Vehicles. The Company recognizes revenue at a point in time when control transfers to the customer.

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

Inventory

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in-first-out basis for finished goods. Net realizable value is determined on the basis of anticipated sales proceeds less the estimated selling expenses. Management compares the cost of inventories with the net realizable value and an adjustment is made to write down inventories to net realizable value, if lower.

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

Note 4 – TRADE RECEIVABLES

As of December 31, 2022 and 2021, trade receivables consist of the following:

	December 31, 2022	December 31, 2021
Accounts receivables	$711,028	$271,950
Allowance for doubtful accounts	-	(32,128)
Total trade receivables, net	$711,028	$239,822

Note 5 – INVENTORIES

As of December 31, 2022, and December 31, 2021, inventories consist of the following:

	December 31, 2022	December 31, 2021
Parts and accessories	$217,582	$226,230
Golf carts	799,035	158,588
E-bikes	123,280	35,060
Electric vehicles	64,680	292,800
Total inventories	$1,204,577	$712,678

Note 6 – FIXED ASSETS AND EQUIPMENT ON LEASE

As of December 31, 2022 and 2021, fixed assets consisted of the following:

	December 31, 2022	December 31, 2021
Machinery	$5,040	$5,040
Furniture and equipment	2,587	2,350
Computer equipment	50,781	41,784
Vehicles	19,989	28,360
Accumulated depreciation	(52,851)	(42,220)
	$25,546	$35,314

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

Note 8 – TRADE AND OTHER PAYABLES

As of December 31, 2022, and 2021, trade and other payables consist of the following:

	December 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$1,462,557	$949,937
Accrued interest	1,880,463	248,610
Other liabilities	13,236	4,051
Total trade and other payables	$3,356,256	$1,202,598

Note 9 – LOANS PAYABLE

As of December 31, 2022 and 2021, loans payable consisted of the following:

	December 31, 2022	December 31, 2021
Unsecured loan payable in the amount of CDN$40,000, due on or before December 31, 2025(a)	$29,520	31,449
Unsecured loan payable in the amount of CDN$40,000, due on or before December 31, 2025 (b)	29,520	31,449
Unsecured loan payable, due on May 21, 2022, interest at 1% per annum(c)	-	30,115
Secured loan payable, due on June 5, 2050, interest at 3.75% per annum(d)	150,000	150,000
Unsecured loan payable, due on June 20, 2022, interest at 9% per annum(e)	-	2,084,934
Unsecured loan payable, due on December 1, 2025, interest at 10% per annum(f)	1,000,000	-
Preferred F series shares issued with mandatory redemption(g)	1,357,651	-
	2,566,692	2,327,947
Current portion	(2,416,692)	(2,115,049)
Loans payable, long-term portion	$150,000	$212,898

(a)	On April 17, 2020, the Company received a loan in the principal amount of $29,520 (CDN$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(b)	On April 21, 2020, the Company received a loan in the principal amount of $29,520 (CDN$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CDN$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025.

(c)	On May 21, 2020, the Company received a loan in the principal amount of $30,115 under the Paycheck Protection Program. The loan bears interest at 1% per annum and is due on May 21, 2022, with payments deferred for the first six months of the term. This loan was forgiven and was recorded to gain on debt extinguishment during the year ended December 31, 2022

(d)	On June 5, 2020, the Company received a loan in the principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan. The payments are applied against any accrued interest before principal amounts are repaid.

(e)	On September 13, 2021, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company received cash proceeds of $2,000,000 on September 13, 2021, in exchange for the issuance of an unsecured promissory note in the principal amount of $2,400,000, which was inclusive of a $400,000 original issue discount and bears interest at 9% per annum to the holder and matures June 20, 2022. If the note is not paid in full before December 12, 2021, an additional $100,000 of guaranteed interest will be added to the note. An additional $100,000 of guaranteed interest will be added to the note on the 12th day of each succeeding month during which any portion of the note remains unpaid. Any principal or interest on the note that is not paid when due or during any period of default bears interest at 24% per annum.

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

(f)	On December 1, 2022, the Company received a loan in the principal amount of $1,000,000. The loan bears interest at 10% per annum and is due on December 1, 2025. If not repaid by December 31, 2025, the loan bears interest at 18% per annum.

(g)	On February 17, 2022, the Company entered into a Waiver of Conditions (the “Waiver”) to the Share Purchase Agreement (the “SPA”) dated December 13, 2021. The Company has received five payments in the amount of $250,000 on February 28, 2022, $250,000 on March 31, 2022, $90,000 on July 29, 2022, $250,000 on August 29, 2022, $125,000 on September 15, 2022, $125,000 on October 18, 2022, and $285,000 on October 21, 2022, for 1,375 preferred series F shares in total. Under the Waiver, the Company agrees to repay these amounts, on an ongoing basis, by remitting 20% of all gross sales back to the subscriber until such time that the 500 shares of the Series F Preferred Stock issued pursuant to this Waiver agreement are redeemed in full. As these preferred F series shares subscribed for under the Waiver are mandatorily redeemable, the total amounts of $1,375,000 were recorded as liabilities, as per ASC 480-10. Under the original terms of the SPA, redemption of preferred F series shares requires a 15% premium payment on the face value. As such, a total Redemption Premium of $75,000 will be paid on the redemption as part of the 20% gross sales remittance, and will be amortized as the repayments are made. During the year ended December 31, 2022, $3,062 was recognized, and recorded as interest expense, included as part of the loan.

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

Preferred Stock Transactions

During the year ended December 31, 2022:

●	On November 3, 2022, the Company issued 30 shares of Series B preferred shares to a consultant of the Company for services to be rendered. These preferred shares were value at $213,000 based on the fair value of the underlying common stock.

●	On August 1, 2022, the Company issued an aggregate of 191 shares of Series B preferred shares to the CEO of the Company for past services. These preferred shares were value at $897,000 based on the fair value of the underlying common stock.

●	On June 27, 2022, the Company issued an aggregate of 105 shares of Series B preferred shares to the Company’s board of directors for past services. These preferred shares were value at $777,000 based on the fair value of the underlying common stock.

During the year ended December 31, 2021:

●	On October 26, 2020, the Company agreed to issue Series B preferred shares that are convertible into 1,000,000 common shares and 1,000,000 warrants for investor relations services. The preferred shares were valued at $1,340,000 based on the fair value of the underlying common stock and included in preferred shares to be issued at December 31, 2020. On February 17, 2021, the Company issued 100 shares of Series B preferred shares and 1,000,000 warrants, see note 14. 1 Series B preferred share is convertible into 100,000 shares of common stock, which meant that only 10 shares of Series B preferred shares should have been issued. On May 26, 2021, 50 shares of Series B preferred shares, instead of 5 shares of Series B preferred shares, were converted into 500,000 shares of common stock with a fair value of $670,000. On September 16, 2021, the Company cancelled 45 shares of Series B preferred shares and 5 shares of Series B preferred shares were converted into 500,000 shares of common stock with a fair value of $670,000.

●	On March 4, 2021, the Company issued an aggregate of 16 shares of Series B preferred shares to the Company’s board of directors for past services. These preferred shares were valued at $849,600 based on the fair value of the underlying common stock.

●	125 Series B preferred shares with a fair value of $1,734,800, were converted into common shares, inclusive of the conversion noted above, see note 14.

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

Note 15 – RELATED PARTY TRANSACTIONS

The Company repaid $28,118 of management fees and salaries previously owing to the President and CEO, of the Company from December 31, 2021 during the year ended December 31, 2022. As at December 31, 2022, the Company owed $49,441 (December 31, 2021 - $28,118 ($ 35,710 CDN)) to the President, CEO, and CFO of the Company and to the President, CEOs, and CFOs of the Company’s subsidiaries for management fees and salaries. Amounts owed and owing are unsecured, non-interest bearing, and due on demand.

On March 4, 2021, the Company issued an aggregate of 16 shares of Series B convertible preferred shares to the Company’s board of directors for past services. These preferred shares were valued at $849,600 based on the fair value of the underlying common stock. The issuance is recorded under compensation expense.

On May 21, 2020, the Company issued an aggregate of 136 shares of Series B convertible preferred shares to various parties for past services to the Company, which included 122 issued to directors and employees and 2 issued to a former director of the Company. These preferred shares were valued at $767,040, based on the fair value of the underlying common stock, discounted for the six months hold period before the preferred shares can be converted. The issuance is recorded under compensation expense.

Note 16 – SEGMENT INFORMATION

During the year ended December 31, 2022, the Company’s operations included revenue and costs from the sale and rental of GPS tracking devices and interfaces for golf vehicles and related support services, the sale of golf vehicles, and the sale of electric vehicles which includes e-bikes. The Company’s reporting segments are those associated with operating segments above, and the administration of the Company.

	Administration	Electric Vehicles	Golf Carts	GPS Units	Total
Revenue	$-	$221,567	$1,394,964	$2,217,322	$3,833,853
Cost of revenue	-	191,367	827,299	1,064,302	2,082,968
Gross profit	-	30,200	567,665	1,153,020	1,750,885

Operating expenses
Compensation expense	2,151,306	268,324	123,789	991,397	3,534,816
General and administration expense	1,765,303	362,924	891,777	409,071	3,429,075
Research and development	-	17,500	34,844	-	52,344
Bad debt expense (recovery)	(29,389)	-	-	-	(29,389)
Depreciation and amortization expense	13,670	-	-	-	13,670
Total operating expense	3,900,891	648,748	1,050,410	1,400,468	7,000,516
Loss from operations	(3,900,891)	(618,548)	(482,745)	(247,448)	(5,249,631)

Other income (expense)
Foreign currency exchange	(28,241)	-	-	-	(28,241)
Loss on sale of lease receivable	-	-	-	(3,923)	(3,923)
(Loss) Gain on extinguishment of debt	40,355	-	-	-	40,355
Gain on disposal	-	3,960	-	-	3,960
Interest on preferred shares	(3,062)	-	-	-	(3,062)
Finance costs	(2,055,801)	-	-	(251,048)	(2,306,849)
Total other income (expense)	(2,046,749)	3,960	-	(254,971)	(2,297,760)
Net loss	$(5,947,640)	$(614,588)	$(482,745)	$(502,419)	$(7,547,391)

Total Assets	$164,567	$351,561	$1,007,916	$720,252	$2,244,296

The following table shows a breakdown of the geographic location where the Company’s assets as at December 31, 2022, are located.

	Canada	USA	UK	Mexico	Australia	China	Total
Total Assets	$450,923	$1,637,294	$4,699	$40,000	$98,225	$13,155	$2,244,296

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

Note 18 – INCOME TAX

The Company is subject to income taxes in Canada and the US. The statutory income tax rates were 27% in Canada and 27.5% in the US. A reconciliation of the expected income tax recovery is as follows:

	Year Ended
	December 31, 2022	December 31, 2021
	$	$
Loss before income taxes	(7,547,000)	(6,419,000)
Income tax rate	27.00%	27.00%
Income tax recovery calculated using statutory rate	(2,038,000)	(1,733,000)
Increase (decrease) in income taxes resulting from:
Non-deductible (taxable) items	88,000	54,000
Effect of tax rate change	(17,000)	(2,000)
Effect of different tax jurisdiction rates	24,000	68,000
Change in tax assets not recognized	1,926,000	1,613,000
Income tax expense (recovery)	-	-

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

Note 19 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended
	December 31, 2022	December 31, 2021

Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	11,222	57,111

Non-cash investing and financing transactions:
Shares issued for debt settlement	$-	$191,235
Shares issued on conversion of preferred shares	$302,557	$2,088,100
Dividends payable with preferred shares to be issued	382,563	455,500
Initial recognition of lease assets	$143,630	$9,904
Initial recognition of lease liabilities	$143,630	$9,904

Note 20 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to the year ended for transactions and other events that may require adjustment of and/or disclosure in such consolidated financial statements.

Subsequent to December 31, 2022:

●	On January 4, 2023, 3,000,000 shares of common stock were issued for conversion of 30 Series B Preferred Shares.

●	On January 12, 2023, pursuant to the December Series F SPA, the Company received $312,000 for the subscription of 312 Series F preferred shares. These shares were issued on January 18, 2023.

●	On January 18, 2023, pursuant to the December Series F SPA, the Company received $300,000 for the subscription of 300 Series F preferred shares.

●	On January 13, 2023, 2,991,098 shares of common stock were issued for conversion of 84 Series F Preferred Shares with an aggregate carrying value of $40,991.

●	On February 17, 2023, 2,992,519 shares of common stock were issued for conversion of 100 Series F Preferred Shares with an aggregate carrying value of $48,799.

●	On January 18, 2023, the Company received approval to increase the number of common stock authorized from 350,000,000 to 1,000,000,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Preferred Stock Transactions

During the year ended December 31, 2022:

On November 3, 2022, the Company issued 30 shares of Series B preferred shares to a consultant of the Company for services to be rendered. These preferred shares were value at $213,000 based on the fair value of the underlying common stock.

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

Name and Address of Beneficial Owner	Office, if Any	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Officers and Directors
Robert Silzer 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director, president, chief executive officer, secretary, and treasurer	Common Stock	26,002,019	(3)	13.992%
Zahir Loaiza 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Interim Chief Financial Officer	Common Stock	-		(4)
Christian Dubois 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Former President, Imperium Motor Company, Canada	Common Stock	-		(4)
Rick Curtis 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Former Chief Executive Officer, Imperium Motor Company, USA	Common Stock	1,500,000		(4)
Stephen Johnston 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	3,500,000	(5)	1.883%
James Singerling 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	3,500,000	(5)	1.883%
Michael Leemhuis 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	1,700,000	(6)	(4)

Carol Cookerly 214 - 5455 152nd Street Surrey, British Columbia, Canada V3S 5A5	Director	Common Stock	1,700,000	(6)	(4)
All officers and directors as a group		Common stock, $0.001 par value	37,902,019		20.396%

5%+ Security Holders			-		(4)
None			-		-
All 5%+ Security Holders		Common stock, $0.001 par value	-		(4)-

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Percentages are based on 185,829,993 shares of our Company’s common stock issued and outstanding at December 31, 2022. Does not include: (i) 9,626,442 common shares underlying outstanding warrants; (ii)7,727,556 common shares underlying shares of outstanding Series C, and E Preferred Stock; or (iii) an indeterminate number of common shares underlying outstanding shares of Series F Preferred Stock.

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

Dated:	July 13, 2023	DSG Global Inc.

		By:	/s/ Robert Silzer
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

Signature	Title	Date

/s/ Robert Silzer	Chief Executive Officer, Chief Financial Officer and Chairman of the	July 13, 2023
Robert Silzer	Board of Directors (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Stephen Johnston	Director	July 13, 2023
Stephen Johnston

/s/ James Singerling	Director	July 13, 2023
James Singerling

/s/ Michael Leemhuis	Director	July 13, 2023
Michael Leemhuis

/s/ Carol Cookerly	Director	July 13, 2023
Carol Cookerly

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.1.6	Certificate of Change of the Registrant	8-K	3.1	03-26-19

3.1.7	Certificate of Correction of the Registrant	8-K	3.2	03-26-19

3.1.8	Series A - Certificates of Amendment and Designation dated November 22, 2019				*

3.1.9	Series C - Certificates of Amendment and Designation dated December 22, 2020				*

3.1.10	Series F – Certificates of Designation dated December 22, 2020				*

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1	Subscription Agreement / Debt Settlement, dated September 26, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.1	08-17-15

10.2	Addendum to Subscription Agreement / Debt Settlement, dated October 7, 2014, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.2	08-17-15

10.3	Second Addendum to Subscription Agreement / Debt Settlement, dated April 29, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.3	08-17-15

10.4	Third Addendum to Subscription Agreement / Debt Settlement, dated August 11, 2015, between DSG TAG Systems Inc. and Westergaard Holdings Ltd.	8-K	10.4	08-17-15

10.5	Letter from Westergaard Holdings Ltd., dated September 1, 2015, extending dates of redemption obligations.	8-K	10.1	09-08-15

EX-1

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith

10.6	Letter from Westergaard Holdings Ltd., dated November 10, 2015, extending dates of redemption obligations	10-Q	10.1	11-16-15

10.7	Letter fromWestergaard Holdings Ltd., dated December 31, 2015, extending dates of redemption obligations	8-K	10.1	03-09-16

10.8	Convertible Note of DSG TAG Systems Inc., dated March 31, 2015, payable to Adore Creative Agency, Inc.	8-K	10.5	08-17-15

10.9	Convertible Note Agreement, dated August 25, 2015, between the Registrant and Jerry Katell, Katell Productions, LLC and Katell Properties, LLC	10-Q	10.2	11-13-15

10.10	Agreement (TAG Infinity XL 12” ) dated February 15, 2014 between DSG TAG Systems Inc. and DSG Canadian Manufacturing Corp.	8-K	10.2	12-05-15

10.11	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A.Bosa & Co (Kootenay) Ltd.	10-K	10.5	05-28-19

10.12	Lease agreement (Modified), dated January 21, 2016 and February 1, 2016 between DSG TAG Systems Inc. and Benchmark Group	10-K	10.6	05-28-19

10.13	Loan agreement, dated February 11, 2016 between DSG TAG Systems Inc. and Jeremy Yaseniuk	10-K	10.7	05-28-19

10.14	Loan agreement, dated March 31, 2016 between DSG TAG Systems Inc. and E. Gary Risler	10-K	10.8	05-28-19

10.15	Letter from Westergaard Holdings Ltd., dated April 29, 2016	10-K	10.1	05-20-16

10.16	Security purchase agreement between DSG Global Inc. and Coastal Investment Partners, dated November 7 2016	8-K	10.1	11-15-16

10.17	Letter of Resignation by Board Member Keith Westergaard	10-Q	10.1	12-16-16

10.18	Equity Financing Agreement dated September 18, 2019 between DSG Global, Inc. and GHS Investments, LLC	S-1	10.9	10-04-19

10.19	Registration Rights Agreement dated September 18, 2019 between DSG Global, Inc. and GHS Investments, LLC	S-1	10.10	10-04-19

10.20	Advisory Services Agreement dated as of March 2, 2020 Graj + Gustavsen, Inc..	8-K	10.1	03-06-20

10.21	Stock Purchase Agreement between the Company and GHS dated December 23, 2020	8-k	10.1	12-31-20

10.22	Warrant Agreement dated December 23, 2020	8-K	10.2	12.31.20

10.23	OEM Cooperation Agreement with Skywell New Energy Automobile Group Co. Ltd. Dated February 5, 2021.	8-K	10.1	02-23-21

21	List of Subsidiary:	10-K	21.1	05-02-16

EX-2

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101*	Interactive Data File

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

#*	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

EX-3