Form 10-Q
period 2023-03-31
DSG Global Inc.
filed 2023-07-13
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

As at July 13, 2023 the issuer had 154,413,610 shares of common stock issued and outstanding.

DSG GLOBAL, INC.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of DSG Global Inc. as at March 31, 2023, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three-month period ended March 31, 2023, are not necessarily indicative of the results that can be expected for the year ending December 31, 2023.

DSG GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31, 2023, AND DECEMBER 31, 2022

(Expressed in U.S. dollars)

(UNAUDITED)

	March 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash	$24,091	$53,779
Trade receivables, net	287,603	711,028
Lease receivable	3,772	3,627
Inventories	1,102,939	1,204,577
Prepaid expenses and deposits	245,049	189,884
TOTAL CURRENT ASSETS	1,663,454	2,162,895

Lease receivable	15,725	15,918
Fixed assets, net	21,018	25,546
Right-of-use assets	290,962	29,561
Intangible assets, net	10,069	10,376
TOTAL ASSETS	$2,001,228	$2,244,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$3,983,616	$3,356,256
Deferred revenue	486,693	481,474
Lease liability	79,044	35,670
Due to related party	49,040	-
Loans payable	2,390,385	2,416,692
Convertible notes payable	2,719,488	2,719,514
TOTAL CURRENT LIABILITIES	9,708,266	9,009,606

Lease liability	221,306	4,982
Loans payable	150,000	150,000
TOTAL LIABILITIES	10,079,572	9,164,588

Contingencies (Note 16)

MEZZANINE EQUITY
Redeemable preferred stock, $0.001 par value, 24,010,000 shares authorized (2022 – 24,010,000), 51,451 issued and outstanding, 989 to be issued (2022 – 52,023 issued and outstanding, 860 to be issued)	3,157,555	2,635,345

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 3,010,000 shares authorized (2022 – 3,010,000), 200,750 issued and outstanding (2022 – 200,780 issued and outstanding)	2,874,180	3,087,180
Common stock, $0.001 par value, 1,000,000,000 shares authorized, (2022 – 350,000,000); 154,413,610 issued and outstanding (2022 – 145,429,993)	154,419	145,435
Additional paid in capital, common stock	51,209,956	50,916,150
Discounts on common stock	(69,838)	(69,838)
Obligation to issue warrants	261,934	261,934
Accumulated other comprehensive income	1,345,588	1,345,588
Accumulated deficit	(67,012,138)	(65,242,086)
TOTAL STOCKHOLDERS’ DEFICIT	(11,235,899)	(9,555,637)

TOTAL LIABILITIES MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$2,001,228	$2,244,296

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ended
	March 31, 2023	March 31, 2022

Revenue	$299,448	$744,251
Cost of revenue	150,092	486,957
Gross profit	149,356	257,294

Operating expenses
Compensation expense	362,918	455,954
General and administration expense	910,399	678,489
Bad debt expense	104,124	12,482
Depreciation and amortization expense	2,991	3,137
Total operating expense	1,380,432	1,150,062
Loss from operations	(1,231,076)	(892,768)

Other income (expense)
Foreign currency exchange	(3,824)	(28,433)
Gain on extinguishment of debt	-	10,240
Gain on disposal	-	3,960
Gain on lease modification	6,932	-
Redemption premium	-	(3,062)
Finance costs	(542,084)	(556,612)
Total other income (expense)	(538,976)	(573,907)

Net loss	$(1,770,052)	$(1,466,675)

Net loss per share

Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	152,275,971	129,729,242

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ended
	March 31, 2023	March 31, 2022

Net loss	$(1,770,052)	$(1,466,675)
Other comprehensive (loss) income

Foreign currency translation adjustments	-	23,049

Comprehensive loss	$(1,770,052)	$(1,443,626)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. dollars)

(UNAUDITED)

	Common Stock						Preferred Stock (equity)
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Obligation to issue warrants	Shares	Par value	Additional paid in capital	To be issued	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2021	128,345,183	$128,350	$50,068,418	$(69,838)	$19,647	$261,934	200,454	$200	$1,199,280	$-	$1,289,559	$(57,694,695)	$(4,797,145)
Shares issued for debt settlement	500,000	500	46,500	-	(500)	-	-	-	-	-	-	-	46,500
Shares and warrants issued for services	660,000	660	114,100	-	(19,147)	-	-	-	-	-	-	-	95,613
Dividends	-	-	455,500	-	-	-	-	-	-	-	-	-	455,500
Shares issued on conversion of preferred shares	2,010,772	2,011	66,308	-	-	-	-	-	-	-	-	-	68,319
Net loss for the period	-	-	-	-	-	-	-	-	-	-	23,049	(1,466,675)	(1,443,626)
Balance, March 31, 2022	131,515,955	$131,521	$50,705,826	$(69,838)	$-	$261,934	200,454	$200	$1,199,280	-	$1,312,608	$(59,161,370)	$(5,574,839)

Balance, December 31, 2022	145,429,993	$145,435	$50,916,150	$(69,838)	$-	$261,934	200,780	$200	$3,086,980	-	$1,345,588	$(65,242,086)	$(9,555,637)
Shares issued on conversion of preferred shares	8,983,617	8,984	293,806	-	-	-	(30)	-	(213,000)	-	-	-	89,790
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(1,770,052)	(1,770,052)
Balance, March 31, 2023	154,413,610	$154,419	$51,209,956	$(69,838)	$-	$261,934	(200,750)	$200	$2,873,980	-	$1,345,588	$(67,012,138)	$(11,235,899)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023, AND 2022

(Expressed in U.S. Dollars)

(UNAUDITED)

	March 31, 2023	March 31, 2022

Net loss	$(1,770,052)	$(1,466,675)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,991	34,788
Change in ROU assets	84,936	12,958
Accretion of discounts on debt	-	167,355
Gain on lease modification	(6,932)	-
Bad debt expense	104,124	12,482
Gain on extinguishment of debt	-	(10,240)
Shares and warrants issued for services	-	48,904
Unrealized foreign exchange (gain) loss	3,695	(5,287)
Gain on asset disposal	-	(3,960)

Changes in non-cash working capital:
Trade receivables, net	319,301	(165,574)
Inventories	101,638	(19,852)
Prepaid expense and deposits	(44,507)	174,650
Lease receivable	48	(161,963)
Trade payables and accruals	627,360	596,277
Deferred revenue	5,219	82,325
Lease liabilities	(81,584)	(49,731)
Interest on mandatorily redeemable preferred shares	-	3,062
Net cash used in operating activities	(653,763)	(750,481)

Cash flows from investing activities
Purchase of equipment	-	(1,426)
Disposal of property and equipment	-	10,225
Net cash provided by investing activities	-	8,799

Cash flows from financing activities
Proceeds from issuing preferred shares, and shares to be issued	612,000	250,000
Proceeds from related party loans payable	49,040	-
Proceeds from loans payable	-	500,000
Security deposit paid on commencement of lease	(10,658)	-
Payments on loans payable	(26,307)	(20,411)
Net cash provided by financing activities	624,075	729,589

Effect of exchange rate changes on cash	-	22,143

Net increase (decrease) in cash	(29,688)	10,050
Cash at beginning of period	53,779	275,383

Cash at the end of the period	$24,091	$285,433

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

As of March 31, 2023, the Company had working capital deficit of $8,044,812 and had an accumulated deficit of $67,012,138 since inception. Furthermore, the Company incurred a net loss of $1,770,052 and used $653,763 of cash flows for operating activities during the three months ended March 31, 2023. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2022. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Principles of Consolidation

The interim condensed consolidated financial statements include the accounts of DSG Global Inc., its subsidiary VTS, and its wholly owned subsidiaries Liteborne Motor Corp., DSG Tag Systems Inc., DSG UK, and AC Golf Carts, collectively referred to as the “Company”. All intercompany accounts, transactions and profits were eliminated in the consolidated financial statements.

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

Warranty Reserve

The Company accrues for warranty costs, sales returns, and other allowances based on its historical experience. During the period ended March 31, 2023 and the comparable period of March 31, 2022, the Company did not provide a warranty for any of its products sold during those periods. The warranty reserve was $Nil as at March 31, 2023 and 2022.

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

Note 4 – TRADE RECEIVABLES, NET

As of March 31, 2023, and December 31, 2022, trade receivables consist of the following:

	March 31, 2023	December 31, 2022
Accounts receivable	$391,727	$711,028
Allowance for doubtful accounts	(104,124)	-
Total trade receivables, net	$287,603	$711,028

Note 5 – INVENTORIES

As of March 31, 2023, and December 31, 2022, finished goods inventories consist of the following:

	March 31, 2023	December 31, 2022
Parts and accessories	$170,505	$217,582
Golf carts	744,474	799,035
E-bikes	123,280	123,280
Electric vehicles	64,680	64,680
Total inventories	$1,102,939	$1,204,577

Note 6 – FIXED ASSETS

As of March 31, 2023, and December 31, 2022, fixed assets consisted of the following:

	March 31, 2023	December 31, 2022
Machinery	$5,040	$5,040
Furniture and equipment	2,403	2,587
Computer equipment	47,312	50,781
Vehicles	18,450	19,989
Accumulated depreciation	(52,187)	(52,851)
	$21,018	$25,546

For the three months ended March 31, 2023, total depreciation expense for fixed assets was $2,684 (March 31, 2022 - $2,830) and is included in depreciation and amortization expense.

Note 7 – INTANGIBLE ASSETS

As of March 31, 2023, and December 31, 2022, intangible assets consist of the following:

	March 31, 2023	December 31, 2022
Intangible asset – Patent	$22,353	$22,353
Accumulated amortization	(12,284)	(11,977)
	$10,069	$10,376

Patents are amortized on a straight-line basis over their estimated useful life of 20 years. For the three months ended March 31, 2023, total amortization expense for intangible assets was $307 (March 31, 2022 - $307).

Note 8 – TRADE AND OTHER PAYABLES

As of March 31, 2023, and December 31, 2022, trade and other payables consist of the following:

	March 31, 2023	December 31, 2022
Accounts payable and accrued expenses	$1,617,136	$1,462,557
Accrued interest	2,352,366	1,880,462
Other liabilities	14,114	12,236
Total payables	$3,983,616	$3,356,256

Note 9 – LOANS PAYABLE

As of March 31, 2023, and December 31, 2022, loans payable consisted of the following:

	March 31, 2023	December 31, 2022
Unsecured loan payable in the amount of CAD$40,000, due on or before December 31, 2025(a)	$29,560	$29,520
Unsecured loan payable in the amount of CAD$40,000, due on or before December 31, 2025(b)	29,560	29,520
Secured loan payable, due on June 5, 2050, interest at 3.75% per annum(c)	150,000	150,000
Unsecured loan payable, due on December 1, 2025, interest at 10% per annum(d)	1,000,000	1,000,000
Preferred F series shares issued with mandatory redemption(f)	1,331,265	1,357,652
	2,540,385	2,566,692
Current portion	(2,390,385)	(2,416,692)
Loans payable, Long term	$150,000	$150,000

(a)	On April 17, 2020, the Company received a loan in the principal amount of $29,063 (CAD$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025. During the three months ended March 31, 2023, the Company recorded $369 in interest expense

(b)	On April 21, 2020, the Company received a loan in the principal amount of $29,063 (CAD$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025. During the three months ended March 31, 2023, the Company recorded $369 in interest expense

(c)	On June 5, 2020, the Company received a loan in the principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan. The payments are applied against any accrued interest before principal amounts are repaid.

(d)	On December 1, 2022, the Company received a loan in the principal amount of $1,000,000. The loan bears interest at 10% per annum and is due on December 1, 2025. If not repaid by December 31, 2025, the loan bears interest at 18% per annum.

(e)	On September 13, 2021, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company received cash proceeds of $2,000,000 on September 13, 2021 in exchange for the issuance of an unsecured convertible promissory note in the principal amount of $2,400,000, which was inclusive of a $400,000 original issue discount and bears interest at 9% per annum to the holder and matures June 20, 2022. If the convertible note is not paid in full before December 12, 2021, an additional $100,000 of guaranteed interest will be added to the note. An additional $100,000 of guaranteed interest will be added to the note on the 12th day of each succeeding month during which any portion of the convertible note remains unpaid. Any principal or interest on the convertible note that was not paid when due or during any period of default bears interest at 24% per annum.

In the event of a default, the note is convertible at the price that is equal to a 40% discount to the lowest trading price of the Company’s common shares during the 30 day trading period prior to the conversion date.

During the three months ended March 31, 2023, the Company recorded $444,000 in interest expense including $300,000 of additional interest, respectively. As at March 31, 2023, the carrying value of the convertible promissory note was $2,400,000 (December 31, 2022 - $2,400,000).

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

During the three months ended March 31, 2023, the Company made required payments in the amount of $26,307, which was applied against the loan payable.

Note 10 – CONVERTIBLE NOTES

As of March 31, 2023, and December 31, 2022, convertible loans payable consisted of the following:

Third Party Convertible Notes Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a former director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at March 31, 2023, the carrying value of the convertible promissory note was $310,000 (December 31, 2022 - $310,000).

(b)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. As at March 31, 2023, the carrying value of the note was $9,488 (December 31, 2022 - $9,488), relating to an outstanding penalty.

(c)	As per Note 9 (e) above, the $2,400,000 convertible note went into default, and therefore it has become convertible at the holder’s request. The fair value of the loan approximates carrying value as it is now short term in nature, effectively due on demand.

Note 11 - LEASES

Lessor

During the three months ended March 31, 2023, the Company recognized new lease receivables of $nil, net of the $nil of leases transferred to third party management (December 31, 2022 - $143,630 net of $nil of leases transferred to third party management). The lease receivable reflects lease payments expected to be received over the terms of the agreements and derecognized $nil (December 31, 2022 - $12,240) in inventory related to the underlying assets, being recorded to cost of goods sold. During the year ended December 31, 2022, the Company sold $867,450 of lease receivables to a third party for $863,527. As a result of the sale, the Company derecognized the carrying value of $867,450 for the leases sold on the date of the transaction and recognized a loss of $3,923 in other income and expenses.

Lease receivable	March 31, 2023	December 31, 2022
Balance, beginning of the period	$19,545	$810,236
Additions	-	143,630
Transfer to third party	-	(867,450)
Interest on lease receivables	758	20,841
Receipt of payments	(806)	(81,979)

Foreign exchange	-	(5,733)
Balance, end of the period	19,497	19,545
Current portion of lease receivables	(3,772)	(3,627)
Long term potion of lease receivables	$15,725	$15,918

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

On October 1, 2019, the Company entered into a 5-year lease agreement for a photocopier (the “Copier Lease”). Upon recognition of the lease, the Company recognized right-of-use assets of $8,683 and lease liabilities of $8,683. As of March 31, 2023, the Copier Lease had a remaining term of 1.50 years.

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

On July 14, 2020, the Company entered into a lease agreement for office space in Surrey, BC (the “Croydon Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $133,825 (CAD$175,843) and lease liabilities of $125,014 (CAD$163,895). The difference between the recorded lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $8,811 (CAD$11,948). The lease included a rent-free period with rent payments commencing on September 1, 2020. As of March 31, 2023, the Croydon Lease had a remaining term of 0.33 years. On March 1, 2023, the Company entered into a new lease for a portion of the existing office space. As this new agreement would be for a previously leased space with no additional rights granted, it would be accounted for as a modification of the existing lease. The Company recognized an additional $124,729 (CAD$168,787) in right-of-use assets and lease liabilities, and recorded a gain on lease modification of $6,932.

The new lease has a commencement date of August 1, 2023 for a term of three years. The annual base rent for the premises starts at CAD$44,160, with additional rent of CAD$1,380 per month for operating expenses. The lease contains two rights to renew, each for an additional three year term, if written notice is provided no later than 9 months prior to the expiration of the current term

On April 1, 2021, the Company entered into a lease agreement for a credit card processing machine (the “FD 150 Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $1,018 and lease liabilities of $1,018. As of March 31, 2023, the FD 150 Lease had a remaining term of 1.00 year.

On June 2, 2021, the Company entered into a lease agreement for a trailer (the “Trailer Lease”). Upon recognition of the lease, the Company recognized right-of-use assets of $8,886 (CAD$11,016) and lease liabilities of $8,886 (CAD$11,016). As of March 31, 2023, the Trailer Lease had a remaining term of 2.17 years.

On March 1, 2023, the Company entered into a lease agreement for additional office and warehouse space in Surrey, BC in the same location as our initial office space. Upon initial recognition of the lease, the Company recognized right-of-use assets of $162,291 (CAD$225,796) and lease liabilities of $162,291 (CAD$225,796). The lease contains two rights to renew, each for an additional two year term, if written notice is provided no later than 9 months prior to the expiration of the current term. The annual base rent for the premises starts at CAD$65,760, with additional rent of CAD$1,827 per month for operating expenses. The lease includes a rent-free period with rent payments commencing on June 1, 2023. As of March 31, 2023, the lease had a remaining term of 3.17 years.

Right-of-use assets:

Right-of-use assets	March 31, 2023	December 31, 2022
Opening	$29,561	$141,788
Additions	287,020	-
Loss on ROU modification	(4,785)	-
Lease expense	(19,149)	(111,721)
Foreign exchange	(1,685)	(506)
Total right-of-use assets, net	$290,962	$29,561

Lease liability	March 31, 2023	December 31, 2022
Current portion	$79,044	$35,670
Long-term portion	221,306	4,982
Total lease liability	$300,350	$40,652

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

Lease expense for the three months ended March 31, 2023, was $19,149 (2022 - $34,098) and is recorded in general and administration expense. Also recognized is a $11,717 gain on lease modification that, when viewed with the loss on ROU modification of $4,785, results in the net gain on lease modification of $6,932 as presented on the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

Future minimum lease payments to be paid by the Company as a lessee for leases as of March 31, 2022, for the next four years are as follows:

Lease commitments and lease liability	March 31, 2023
2023	$79,315
2024	114,535
2025	112,663
2026	46,828
Total future minimum lease payments	353,341
Discount	(52,991)
Total	300,350

Current portion of lease liabilities	(79,044)
Long-term portion of lease liabilities	$221,306

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

The following table summarizes the Company’s redeemable preferred share activities for the period ended March 31, 2023, and for the comparative March 31, 2022 period.

	Shares	Par	Additional paid in capital	To be issued		Total
Balance December 31, 2021	50,804	$51	$2,201,786	$975,373		$3,177,210
Issuance	250	-	-	250,000		250,000
Converted for common shares	(140)	-	(68,319)	(33,808	)(2)	(102,127)
Accrued preferred stock dividends(1)	-	-	(539,213)	83,713		(455,500)
Balance, March 31, 2022	50,914	$51	$1,594,254	$1,275,278		$2,869,583

Balance December 31, 2022	52,023	$51	$1,775,166	$860,128		$2,635,345
Issuance	612	1	611,999	-		612,000
Converted for common shares	(184)	-	(89,790)	-		(89,790)
Accrued preferred stock dividends	-	-	(129,314)	129,314		-
Balance, March 31, 2023	52,451	$52	$2,168,061	$989,442		$3,157,555

(1)	The amount of $539,213 accrued against additional paid in capital includes the $455,500 of accrued dividends on redeemable preferred stock related to the year ended December 31, 2021, and is the reclass described above in Note 3.

(2)	$33,808 was a balance carried in the redeemable preferred shares to be issued from prior years, but does not relate to any shares that are required to be issued. It should have been cleared out in fiscal 2019 when the Company completed its reverse stock split. It has been adjusted in the three months ended March 30, 2022.

Mezzanine Preferred Equity Transactions

During the three months ended March 31, 2023:

●	184 Series F Preferred Shares were converted into common shares (see note 14).

●	On January 18, 2023, pursuant to the January 2023 Series F SPA, the Company received $300,000 for the subscription of 300 Series F preferred shares.

●	On January 23, 2023, pursuant to the January 2023 Series F SPA, the Company received $312,000 for the subscription of 312 Series F preferred shares.

During the year ended December 31, 2022:

●	620 Series F Preferred Shares were converted into common shares (see note 14).

●	On October 21, 2022, pursuant to the December 2021 Series F SPA, the Company received $410,000 for the subscription of 410 Series F preferred shares (see note 9(f)), as well as issued 96 Series F preferred shares to settle $96,000 in dividends payable.

●	On September 15, 2022, pursuant to the December 2021 Series F SPA, the Company received $125,000 for the subscription of 125 Series F preferred shares (see note 9(f)). The shares were issued on October 18, 2022.

●	On August 26, 2022, pursuant to the December 2021 Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)).

●	On July 29, 2022, pursuant to the December 2021 Series F SPA, the Company received $90,000 for the subscription of 90 Series F preferred shares, as well as issued 368 Series F preferred shares to settle $368,000 in dividends payable.

●	On March 31, 2022, pursuant to the December 2021 Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)). The shares were issued on April 1, 2022.

●	On February 7, 2022, pursuant to the December 2021 Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)).

●	On January 4, 2022, pursuant to the December Series 2021 F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)). These shares were issued April 1, 2022 and recorded as such.

Mezzanine preferred equity, series C and series F, carry a dividend policy which entitles each preferred share to receive, and the Company to pay, cumulative dividends of 10% per annum, payable quarterly, beginning on the original issuance date and ending on the date that such preferred shares has been converted or redeemed. At the option of the Company, accrued dividends can be settled in preferred shares of the same series, or in cash. Any dividends that are not paid quarterly on the dividend payment date shall entail a late fee, which must be paid in cash at the rate of 18% per annum, which accrues and compounds daily from the dividend payment date, through to and including the date of the actual payment in full. As at March 31, 2023 the Company recorded $129,314 in dividends to be settled in preferred shares, and $37,713 in penalty interest.

Note 13 – PREFERRED STOCK

Authorized

3,000,000 shares of Series A preferred shares authorized each having a par value of $0.001 per share.

10,000 shares of Series B convertible preferred shares authorized each having a par value of $0.001 per share. Each share of Series B convertible preferred shares is convertible into 100,000 shares of common stock.

Preferred Stock Transactions

During the three months ended March 31, 2023:

●	30 Series B preferred shares were converted into 3,000,000 common shares with a fair value of $213,000 (see note 14).

During the year ended December 31, 2022:

●	On November 3, 2022, the Company issued 30 shares of Series B preferred shares to a consultant of the Company for services to be rendered. These preferred shares were value at $213,000 based on the fair value of the underlying common stock.

●	On August 1, 2022, the Company issued an aggregate of 191 shares of Series B preferred shares to the CEO of the Company for past services. These preferred shares were value at $897,000 based on the fair value of the underlying common stock.

●	On June 27, 2022, the Company issued an aggregate of 105 shares of Series B preferred shares to the Company’s board of directors for past services. These preferred shares were value at $777,000 based on the fair value of the underlying common stock.

Note 14 – COMMON STOCK

Authorized

On January 18, 2023, the Company received approval to increase the number of authorized common shares from 350,000,000 to 1,000,000,000.

1,000,000,000 common shares, authorized, each having a par value of $0.001 per share.

Common Stock Transactions

During the three months ended March 31, 2023:

●	The Company issued 3,000,000 shares of common stock with a fair value of $213,000 for conversion of 30 Series B Preferred Shares.

●	The Company issued 5,983,617 shares of common stock with a fair value of $89,790 for conversion of 184 Series F Preferred Shares.

During the year ended December 31, 2022:

●	The Company issued an aggregate of 500,000 shares of common stock to satisfy shares to be issued for investor relations. The shares had a fair value of $46,000 of which $26,353 of expense was recognized during the year period ended December 31, 2022. $19,647 of expense was recorded during the year ended December 31, 2021 and $26,353 was recorded as prepaid.

●	The Company issued 160,000 shares of common stock with a fair value of $13,760 for investor relations services.

●	The Company issued 500,000 shares of common stock with a fair value of $47,000 for legal services.

●	The Company issued 15,924,810 shares of common stock with a fair value of $302,557 for conversion of 470 Series F Preferred Shares.

Common Stock to be Issued

Common stock to be issued as at March 31, 2023 consists of:

None.

Common stock to be issued as at December 31, 2022 consists of:

None.

Warrants

During the three months ended March 31, 2023:

No warrant activity took place in the three months ended March 31, 2023.

During the year ended December 31, 2022:

●	On December 31, 2022, 6,813,371 warrants of the Company expired.

The fair values of the warrants were calculated using the following assumptions for the Black Sholes Option Pricing Model:

December 31, 2022
Risk-free interest rate	0.18% - 0.82%
Expected life	3.29 - 5.11 years
Expected dividend rate	0%
Expected volatility	285.40 – 300.18%

The continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding as at December 31, 2020	12,939,813	$0.60
Granted	3,500,000	0.41
Outstanding as at December 31, 2021	16,439,813	$0.56
Expired	6,813,371	0.78
Outstanding as at March 31, 2023 and December 31, 2022	9,626,442	$0.40

As of March 31, 2023, the weighted average remaining contractual life of warrants outstanding was 2.36 years (December 31, 2022 – 2.61 years) with an intrinsic value of $nil (December 31, 2022 - $nil).

Note 15 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2023, the Company incurred $103,543 (2022 - $113,542) in salaries, bonuses of $30,000 (2022 - $30,000), and $187,178 (2022 - $47,990) in consulting fees to the President and CEO, and CFO of the Company, and the President, CEO’s, and CFO’s of the Company’s subsidiaries. As at March 31, 2023, the Company owed $52,000 (December 31, 2022 - $nil) to the President, CEO, and CFO of the Company and $111,485 (2022 - $49,441) to the President, CEOs, and CFOs of the Company’s subsidiaries for management fees and salaries, which is recorded in trade and other payables. Amounts owed and owing are unsecured, non-interest bearing, and due on demand. Recorded in due to related party are $49,040 (2022 - $nil) owed to the President and CEO of the Company. These amounts are non-interest bearing and due on demand.

On March 15, 2023, the Company received a loan from a related party in the principal amount of $16,040 (CAD$22,000). The loan is non-interest bearing and due on demand.

On March 15, 2023, the Company received a loan from a related party in the principal amount of $10,000. The loan is non-interest bearing and due on demand.

On March 17, 2023, the Company received a loan from a related party in the principal amount of $20,000. The loan is non-interest bearing and due on demand.

On March 23, 2023, the Company received a loan from a related party in the principal amount of $3,000. The loan is non-interest bearing and due on demand.

Note 16 – SEGMENT INFORMATION

During the three months ended March 31, 2023 and March 31, 2022, the Company’s operations included revenue and costs from the sale and rental of GPS tracking devices and interfaces for golf vehicles and related support services, the sale of golf vehicles, and the sale of electric vehicles which includes e-bikes. The Company’s reporting segments are those associated with operating segments above, and the administration of the Company.

Three months ended March 31, 2023	Administration	Electric Vehicles	Golf Carts	GPS Units	Total
Revenue	$-	$-	$140,918	$158,530	$299,448
Cost of revenue	-	-	49,779	100,313	150,092
Gross profit	-	-	91,139	58,217	149,356

Operating expenses
Compensation expense	68,944	344	31,094	262,536	362,918
General and administration expense	475,736	130,856	212,431	91,375	910,399
Bad debt expense	-	37,433	49,112	17,579	104,124
Depreciation and amortization expense	2,684	-	-	307	2,991
Total operating expense	547,364	168,633	292,638	371,797	1,380,432
Loss from operations	(547,364)	(168,633)	(201,499)	(313,580)	(1,231,076)

Other income (expense)
Foreign currency exchange	(3,824)	-	-	-	(3,824)
Gain on lease modification	6,932	-	-	-	6,932
Finance costs	(510,563)	-	-	(31,521)	(542,084)
Total other income (expense)	(507,455)	-	-	(31,521)	(538,976)
Net loss	$(1,054,819)	$(168,633)	$(201,499)	$(345,101)	$(1,770,052)

Total Assets	$219,568	$351,315	$901,666	$528,680	$2,001,228

Three months ended March 31, 2022	Administration	Electric Vehicles	Golf Carts	GPS Units	Total
Revenue	$-	$83,717	$174,711	$485,823	$744,251
Cost of revenue	-	110,901	38,815	337,241	486,957
Gross profit	-	(27,184)	135,896	148,582	257,294

Operating expenses
Compensation expense	43,577	152,117	54,946	205,314	455,954
General and administration expense	454,969	86,251	35,475	101,794	678,489
Bad debt expense (recovery)	12,482	-	-	-	12,482
Depreciation and amortization expense	3,137	-	-	-	3,137
Total operating expense	514,165	238,368	90,421	307,108	1,150,062
Loss from operations	(514,165)	(265,552)	45,475	(158,526)	(892,768)

Other income (expense)
Foreign currency exchange	(28,433)	-	-	-	(28,433)
(Loss) Gain on extinguishment of debt	10,240	-	-	-	10,240
Gain on disposal		3,960	-	-	3,960
Interest on preferred shares	(3,062)	-	-	-	(3,062)
Finance costs	(550,058)	-	-	(6,554)	(556,612)
Total other income (expense)	(571,313)	3,960	-	(6,554)	(573,907)
Net loss	$(1,085,478)	$(261,592)	$45,475	$(165,080)	$(1,466,675)

Total Assets (December 31, 2022)	$164,567	$351,561	$1,007,916	$720,252	$2,244,296

The following table shows a breakdown of the geographic location where the Company’s assets as at March 31, 2023, and December 31, 2022, are located.

As at March 31, 2023:

	Canada	USA	UK	Mexico	Australia	China	Total
Total Assets	$654,956	$1,212,167	$15,955	$13,570	$60,802	$43,778	$2,001,228

As at December 31, 2022:

	Canada	USA	UK	Mexico	Australia	China	Total
Total Assets	$450,923	$1,637,294	$4,699	$40,000	$98,225	$13,155	$2,244,296

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

Note 18 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three-months ended
	March 31, 2023	March 31, 2022

Cash paid during the period for:
Taxes	$-	$-
Interest payments	-	-

Non-cash investing and financing transactions:
Shares issued for debt settlement	$-	$44,551
Dividends payable with preferred shares to be issued	129,314	83,713
Initial recognition of ROU assets	287,020	177,893
Initial recognition of lease liabilities	287,020	177,893
Shares issued on conversion of preferred shares	89,790	68,319

Note 19 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to the period ended for transactions and other events that may require adjustment of and/or disclosure in such interim condensed consolidated financial statements. No such events have occurred.

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

On January 5, 2023, Imperium Motor Corp. had its name changed to Liteborne Motor Corporation.

On January 18, 2023, the Company received approval to increase the number of authorized common shares from 350,000,000 to 1,000,000,000.

About our Business Divisions

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

On January 5, 2023, the Company changed the name of Imperium USA to Liteborne Motor Company (“Liteborne”).

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

Electric Vehicle Market Overview

Low Speed Electric Vehicles (LSEV)

●	The global market size for LSEVs is expected to reach $68B by 2025.
●	Imperium LSEV and HSEV sales are on track to reach $132 million by 2023.

High Speed Electric Vehicles (HSEV)

●	The global electric vehicle market size was valued at $11.9B in 2017 and is projected to reach $56.7B by 2025, growing at a CAGR of 22.3% from 2018 to 2025.
●	Liteborne is expected to begin importing vehicles in Q4 2023 with initial sales reaching up to $130,000,000 in Rev and in 2024 Revenues will reach up to $850,000,000. High profitability is expected

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

The TAG Turf provides detailed trail history and cutting patterns

Golf Carts

The Company distributes fleet carts for golf courses, as well as consumer and utility carts under the Vantage brand, ranging from newly in-house designed SR-1 Single Rider, to the Vantage V-Club and Pro carts.

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

Our revenue recognition policies are discussed in more detail under “Note 2 – Summary of Significant Accounting Policies” in the notes to our Consolidated Financial Statements included in Part II, Item 8 of the Company’s filed Form 10-K for the year ended December 31, 2022.

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

Product Development and Engineering

The Company employs a team of software engineers in house to develop and maintain the main components of the server software and firmware. As at the period ended March 31, 2023, nothing has been developed.

All product development is derived from business needs assessment and customer requests.

The Product Manager is reviewing periodically the list of feature requests with the Sales, establishes priorities and updates the Product Roadmap.

The software engineers are also responsible for developing specialized tools and systems utilized increase efficiency in the operation of the Company. These projects include functionality such as: automated system monitoring, automatic service alerts, improved remote troubleshooting tools, cellular data monitoring and reporting. All these tools are critical in the future ability to support more customers with less resources, streamline support, and improve internal efficiency.

All hardware development (electronics and mechanical) is generally outsourced, however small projects like mounting solutions or cabling are handled in house.

Other Recent Developments

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

During the three months ended March 31, 2023, the Company made required payments in the amount of $26,307, which was applied against the loan payable.

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

On July 14, 2020, we signed a three-year lease agreement expiring on July 31, 2023 for office space in Surrey, BC with two rights to renew, each for an additional two-year term, if written notice is provided no later than 9 months prior to the expiration of the current term. The annual base rent for the premises starts at CAD$51,552, with additional rent of CAD$1,551 per month for operating expenses. The lease includes a rent-free period with rent payments commencing on November 1, 2020. On May 31st, 2023, we terminated the lease for one of the units under lease, and entered into a new lease on the other unit. The new lease was entered into with a possession date of March 1, 2023, but the lease has a commencement date of August 1, 2023 for a term of three years. As this new agreement would be for a previously leased space with no additional rights granted, it was accounted for as a lease modification of the existing lease. The annual base rent for the premises starts at CAD$44,160, with additional rent of CAD$1,380 per month for operating expenses. The lease contains two rights to renew, each for an additional three year term, if written notice is provided no later than 9 months prior to the expiration of the current term.

On February 11, 2023, we signed a three-year lease with a possession date of March 1, 2023 for additional warehouse space in Surrey, BC in the same location as our office space. The lease contains two rights to renew, each for an additional two year term, if written notice is provided no later than 9 months prior to the expiration of the current term. The annual base rent for the premises starts at CAD$65,760, with additional rent of CAD$1,827 per month for operating expenses. The lease includes a rent-free period with rent payments commencing on June 1, 2023.

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

Vantage Tag Systems has an office and warehouse located at 3850 Anchuca Dr, Bay 22-23 Lakeland, Florida. On February 1, 2023, the Company entered into a six-month lease expiring on July 31, 2023, with one right to renew for an additional six-month term. The annual base rent for the premises starts at $6,975, with additional rent of $1,058 per month for the proportionate share of common area expenses, taxes, management fees, and insurance.

The Company entered into a new lease agreement dated March 6, 2023, for an executive office located at 107-15272 Croydon Drive, Surrey, BC, V3Z 0Z5 Canada, for approximately 1,840 square feet of office space. The commencement date of this lease is set as August 1, 2023. See above in the “Material Contracts” section for a description of the lease for the unit 107 space.

The Company entered into a new lease agreement dated January 18, 2023, for an executive office located at 208-15272 and 209-15272 Croydon Drive, Surrey, BC, V3Z 0Z5 Canada, for approximately 2,740 square feet of office space. The commencement date of this lease is set as June 1, 2023, but the Company took possession of the property on March 1, 2023 under the “rent-free” period of the lease.

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

Domain Names

We have registered and own the domain name of our websites www.vantage-tag.com, www.dsgtglobal.com, www.imperiummotorcompany.com, and www.liteborne.com.

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

Employees

As of the date of this quarterly report we have forty full-time employees in general and administrative, operations, engineering, research and development, business development, sales and marketing, and finance. We also engage independent contractors and consultants from time to time on an as-needed basis to supplement our core staff.

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

Cost of Revenue

Our cost of revenue consists primarily of hardware purchases, wireless data fees, mapping, installation costs, golf cart purchases, freight expenses and inventory adjustments.

●	Hardware purchases. Our equipment purchases consist primarily of TAG system control units, TEXT display, and INFINITY displays. The TAG system control unit is sold as a stand-alone unit or in conjunction with our TEXT alphanumeric display or INFINITY high definition “touch activated” display. Hardware purchases also include costs of components used during installations, such as cables, mounting solutions, and other miscellaneous equipment.

●	Wireless data fees. Our wireless data fees consist primarily of the data fees charged by outside providers of GPS tracking used in all of our TAG system control units.

●	Mapping. Our mapping costs consist of aerial mapping, course map, geofencing, and 3D flyovers for golf courses. This cost is incurred at the time of hardware installation.

●	Installation. Our installation costs consist primarily of costs incurred by our employed service technicians for the cost of travel, meals, and miscellaneous components required during installations. In addition, these costs also include fees paid to external contractors for installations on a project-by-project basis.

●	Electronic fleet purchases. Our electronic fleet purchases consists of the landed cost of electronic vehicles, e-bikes and e-scooters which includes the cost of the unit, and any relevant freight and import fees.

●	Golf cart purchases. Our electronic fleet purchases consists of the landed cost of electronic vehicles, e-bikes and e-scooters which includes the cost of the unit, and any relevant freight and import fees.

●	Freight expenses and Inventory adjustments. Our freight expenses consist primarily of costs to ship hardware to courses for installations. Our inventory adjustments include inventory write offs, write downs, and other adjustments to the cost of inventory.

●	Operating expenses & other income (expenses) We classify our operating expenses and other income (expenses) into six categories: compensation, general and administrative, warranty, foreign currency exchange, and finance costs. Our operating expenses consist primarily of sales and marketing, salaries and wages, consulting fees, professional fees, trade shows, software development, and allocated costs. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses. Our other income (expenses) primarily consists of financing costs and foreign exchange gains or losses.

●	Compensation expense. Our compensation expenses consist primarily of personnel costs, such as employee salaries, payroll expenses, and employee benefits. This includes salaries for management, administration, engineering, sales and marketing, and service support technicians. Salaries and wages directly related to projects or research and development are expensed as incurred to their operating expense category.

●	General and administrative. Our general and administrative expenses consist primarily of sales and marketing, commissions, travel, trade shows, consultant fees, insurance, and compliance and other administrative functions, as well as accounting and legal professional services fees, allocated costs and other corporate expenses and lease expense. Sales and marketing includes brand marketing, marketing materials, and media management.

●	Warranty expense (recovery). Our warranty expenses consist primarily of associated material product costs, labor costs for technical support staff, and other associated overhead. Warranty costs are expensed as they are incurred.

●	Bad debt. Our bad debt expense consists primarily of amounts written down for doubtful accounts recorded on trade receivables.

●	Depreciation and amortization. Our depreciation and amortization costs consist primarily of depreciation and amortization on fixed assets and intangible assets.

●	Foreign currency exchange. Our foreign currency exchange consists primarily of foreign exchange fluctuations recorded in Canadian dollar (CAD), British Pounds (GBP), or Euro (EUR) at the rates of exchange in effect when the transaction occurred.

●	Finance costs. Our finance costs consist primarily of investor interest expense, investor commission fees, and other financing charges for obtaining debt financing.

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

Results of Operations

The following table summarizes key items of comparison and their related increase (decrease) for the three months ended March 31, 2023, and 2022:

	For the Three Months Ended		Increase
	31-Mar-23	31-Mar-22	(Decrease)
	($)	($)	(%)
Revenues	299,448	744,251	(59.8)
Cost of revenue	150,092	486,957	(69.2)
Gross profit	149,356	257,294	(42.0)

Operating expenses:
Compensation expense	362,918	455,954	(20.4)
General and administrative expense	910,399	678,489	34.2
Bad debt expense	104,124	12,482	734.2
Depreciation and amortization expense	2,991	3,137	(4.7)
Total operating expenses	1,380,432	1,150,062	20.0
Loss from operations	(1,231,076)	(892,768)	37.9

Other income (expense)
Foreign currency exchange	(3,824)	(28,433)	(86.6)
Redemption premium	-	(3,062)	100.0
Gain (Loss) on disposal of asset	-	3,960	(100.0)
Gain (Loss) on lease modification	6,932	-	100.0
Gain (Loss) on extinguishment of debt	-	10,240	(100.0)
Finance costs	(542,084)	(556,612)	(2.6)
Total other expense	(538,976)	(573,907)	(6.1)

Net loss	(1,770,052)	(1,466,675)	20.7

Comparison of the three months ended March 31, 2023, and 2022:

Revenue

	For the Three Months Ended March 31
	2023	2022	% Change

Revenue	$299,448	$744,251	(59.8)

Revenue decreased by $444,803 or 59.8% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Sales decreased for the three months ended March 31, 2023, this decrease is related to the inventory delivery delays that affected the installation of GPS Tracking system. $140,918 are attributed to sales of Shelby License Golf carts and the remaining $158,530 is attributed to the GPS Tracking systems.

There were no electric vehicle sales made during the three months ended March 31, 2023 as compared to $63,630 for the three months ended March 31, 2022. This decrease is the result of the revamp of the electric vehicle division, changing the name of the Company from Imperium to Liteborne and bringing in new leadership for the division. The Company expects growth in this section over the rest of the fiscal year.

As of March 31, 2023, the Company had signed contracts totaling over $7.7 million in gross sales, inclusive of recurring revenue on GPS tracking system and Vantage Pro fleet carts. Due to delays related to manufacturing and shipment of product, fulfilment was not yet completely satisfied for the fleet management solution (GPS and Infinity), and only $299,448 was recognizable as a revenue stream including our new line of Shelby and Vantage golf carts, for the three months ended March 31, 2023. As product becomes available, DSG expects to satisfy its performance obligations on the remaining contracts for fleet management solution during the Second quarter of fiscal year 2023.

Cost of Revenue

	For the Three Months Ended March 31,
	2023	2022	% Change

Cost of revenue	$150,092	$486,957	(69.2)

Cost of revenue decreased by $336,865 or 69.2% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The table below outlines the differences in detail:

	For the Three Months Ended
	March 31, 2023	March 31, 2022	Difference	% Difference
Cost of goods	$137,068	$453,641	$(316,573)	(69.8)
Wireless fees	10,275	30,417	(20,142)	(66.2)
Mapping & Freight Costs	2,749	2,899	(150)	(5.2)
	$150,092	$486,957	$(336,865)	(69.2)

Cost of sales decreased by 69.2% for the three months ended March 31, 2023. The decrease in costs of goods sold are correlated with the decrease of revenue for the quarter ending March 31, 2023. Our Wireless fees decreased due to a newly negotiated rate for the active and upcoming Wireless services for our GPS Tracking system.

Compensation Expense

	For the Three months ended March 31,
	2023	2022	% Change

Compensation expense	$362,918	$455,954	(20.4)

Compensation expense decreased by $93,036, or 20.4%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This is related to a reduction of cost of labor of internal projects allocated to the GPS tracking system that came to completion at the end of 2021 and beginning of 2022.

General and Administration Expense

General & administration expense increased by $231,910 or 34.2% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The table below outlines the differences in detail:

	For the Three Months Ended
	March 31, 2023	March 31 2022	Difference	% Difference
Accounting & legal	$153,111	$24,261	$128,490	521.9
Marketing & advertising	25,051	85,135	(60,084)	(70.6)
Subcontractor & commissions	305,692	139,967	165,635	118.3
Hardware	30,284	16,059	14,225	88.6
Lease expense	19,149	969	17,807	1,837.7
Office expense, rent, software, bank & credit card charges, telephone & meals	377,202	411,738	(34,536)	(8.4)
	$910,399	$678,489	$226,279	33.4

The overall increase in general and admin expenses was primarily due to subcontractor and comission expenses related to the company’s participation on the annual PGA show, to introduce our Vantage golf cart line of products, licensed Shelby golf cart and new 10’ Infinity, the increase in accounting and legal fees relates to financial filings and the creation of patents (in process), and the increase of hardware expenses are due to newly purchase equipment to finalize the current projects for the GPS and newly introduce SR-1 Golf cart.

Foreign Currency Exchange

	For the Three Months Ended March 31,
	2023	2022	% Change

Foreign currency exchange loss	$(3,824)	$(28,433)	(86.6)

For the three months ended March 31, 2023, we recognized a foreign exchange loss of $3,824 compared to a loss of $28,433 for the three months ended March 31, 2022. The changes were due to changes in foreign currency rates on payables, receivables, loans and other foreign balances denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the United States dollar, Canadian dollar, Euro and British pound.

Gain (Loss) on extinguishment of debt

	For the Three Months Ended March 31,
	2023	2022	% Change

Gain (Loss) on extinguishment of debt	$-	$10,240	(100.0)

The Company recorded a gain of $nil for the three months ended March 31, 2023 compared to a gain of $10,240 for the comparative period. Gain was recorded in the prior comparative quarter as a result of amounts owing to various vendors deemed as not payable or as settled, where none existed in the current quarter.

Finance Costs

	For the Three Months Ended March 31,
	2023	2022	% Change

Finance costs	$(542,084)	$(556,612)	(2.6)

Finance costs decreased by $14,528 or 2.6%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Finance costs for the three months ended March 31, 2023 are comparable to those amounts recorded for the three months ended March 31, 2022.

Net Loss

	For the Three Months ended March 31,
	2023	2022	% Change

Net loss	$(1,770,052)	$(1,466,675)	20.7

As a result of the above factors, net loss increased by $303,377 or 20.7% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

From our incorporation on April 17, 2008 through March 31, 2023, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. As of March 31, 2023, we had $10,079,572 in total liabilities, the majority of which matures within the next twelve months.

We had cash in the amount of $24,091 as of March 31, 2023, as compared to $53,779 as of December 31, 2022. We had a working capital deficit of $8,044,812 as of March 31, 2023 compared to working capital deficit of $6,846,711 as of December 31, 2022.

Liquidity and Financial Condition

Our financial position as of March 31, 2023, and December 31, 2022, and the changes for the periods then ended are as follows:

Working Capital

	March 31, 2023	December 31, 2021
Current assets	$1,663,454	$2,162,895
Current liabilities	$9,708,266	$9,009,606
Working capital	$(8,044,812)	$(6,846,711)

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	March 31,
	2023	2022

Net cash used in by operating activities	$(653,763)	$(750,481)
Net cash used in investing activities	-	8,799
Net cash provided by financing activities	624,075	729,589
Effect of exchange rate changes on cash	-	22,142
Net increase (decrease) in cash	(29,688)	10,050
Cash at beginning of period	53,779	275,383
Cash at end of period	$24,091	$285,433

Net Cash Used in Operating Activities.

During the three months ended March 31, 2023, cash used in operations totaled $653,763. This reflects the net loss of $1,770,052 adjusted for $1,116,289 changes in non-cash working capital items and adjustments for non-cash items. Non-cash and working capital adjustments consisted primarily of non-cash change in amortization of ROU assets and changes in lease liabilities of $84,936, bad debt expense of $104,124, offset by an increase in prepaid expense of $44,507, increase in trade payables and accruals of $627,360, decrease in accounts receivable and other receivables of $319,301, and an increase in deferred revenue of $5,219.

Net Cash Used in Investing Activities.

During the three months ended March 31, 2023, the Company had no investing activities during this period.

Net Cash Provided by Financing Activities.

Net cash from financing activities during the three months ended March 31, 2023 totaled $624,734, which mainly relates to $612,000 received from issuing preferred shares and $49,040 received from loans payable from related parties partially offset by repayments made of $26,307 on loans payable.

Outstanding Indebtedness

Our current indebtedness as of March 31, 2023 is comprised of the following:

●	Unsecured, convertible note payable to a former related party with an outstanding principal amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable with an outstanding principal amount of $Nil, and a carrying value of $9,488 relating to an outstanding penalty;

●

Unsecured, promissory note with outstanding principal amount of $2,400,000, bearing interest at 9% per annum and 24% per annum in default, maturing June 20, 2022. If not repaid by December 12, 2021, an additional $100,000 of guaranteed interest will be added on December 12, 2021 and the 12th day of each succeeding month during which any portion of the convertible note remains unpaid. In the event of a default, the note is convertible at the price that is equal to a 40% discount to the lowest trading price of the Company’s common shares during the 30 day trading period prior to the conversion date; As at March 31, 2023, the note is in default.

During the three months ended March 31, 2023, the Company recorded $444,000 in interest expense including $300,000 of additional interest, respectively. As at March 31, 2023, the carrying value of the convertible promissory note was $2,400,000 (December 31, 2022 - $2,400,000).

As the note is in default, it has become convertible at the holder’s request. The fair value of the loan approximates carrying value as it is now short term in nature, effectively due on demand.

●	Unsecured loan payable with an outstanding principal amount of $29,063 (CAD$40,000). The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $29,063 (CAD$40,000). The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Secured loan payable with an outstanding principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of the Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan which is applied against any accrued interest first.

●	Series F Preferred Stock payments, five payments in the amount of $250,000 on February 28, 2022, $250,000 on March 31, 2022, $90,000 on July 29, 2022, $250,000 on August 29, 2022, and $125,000 on September 15, 2022, $125,000 on October 21, 2022, and $285,000 on October 21, 2022. Until such time that the 965 shares of the Series F Preferred Stock are redeemed in full, an amount equal to 20% of any gross proceeds collected by the Company are also required to be remitted. Under the original terms of the SPA, redemption of preferred F series shares requires a 15% premium payment on the face value. As such, a Redemption Premium of $75,000 was recognized, and recorded as interest expense, included as part of the loan, and will be repaid as part of the 20% gross sales remittance. As at March 31, 2023, there was a balance of $1,331,266 outstanding.

●	Unsecured promissory note payable with an outstanding principal amount of $1,000,000 on December 1, 2022. The note bears interest at 10% per annum and is due on December 1, 2025. If not repaid by December 1, 2025, the note bears interest at 18% per annum on all interest and outstanding principal amounts.

●	Unsecured loan payable from a related party with an outstanding principal amount of $16,040 (CAD$22,000). The loan is non-interest bearing and due on demand.

●	Unsecured loan payable from a related party with an outstanding principal amount of $10,000. The loan is non-interest bearing and due on demand.

●	Unsecured loan payable from a related party with an outstanding principal amount of $20,000. The loan is non-interest bearing and due on demand.

●	Unsecured loan payable from a related party with an outstanding principal amount of $3,000. The loan is non-interest bearing and due on demand.

Related Party Transactions

During the three months ended March 31, 2023, the Company incurred $103,543 (2022 - $113,542) in salaries, bonuses of $30,000 (2022 - $30,000), and $187,178 (2022 - $47,990) in consulting fees to the President and CEO, and CFO of the Company, and the President, CEO’s, and CFO’s of the Company’s subsidiaries . As at March 31, 2023, the Company owed $52,000 (December 31, 2022 - $nil) to the President, CEO, and CFO of the Company and $111,485 (2022 - $49,441) to the President, CEOs, and CFOs of the Company’s subsidiaries for management fees and salaries, which is recorded in trade and other payables. Amounts owed and owing are unsecured, non-interest bearing, and due on demand. Recorded in due to related party are $49,040 (2022 - $nil) owed to the President and CEO of the Company. These amounts are non-interest bearing and due on demand.

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

Estimated Expenses for the Twelve-Month Period ending March 31, 2024
General and administrative	$2,404,000
Research and development	2,043,600
Marketing	755,000
Sales and dealer network	540,000
Payroll overhead	1,259,000
Service and maintenance	785,900
Assembly facility	1,750,000
Inventory	10,700,000
Total	$20,237,500

As noted earlier, during the three months ended March 31, 2023, cash used in operations totaled $653,763 and is expected to increase in the future periods as the Company obtains more contract sales. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $20,237,500 that we require for the next 12 months, we had $24,091 in cash as of March 31, 2023, and working capital deficit of $7,867,952. Our principal sources of liquidity are cash generated from product sales, securities purchase agreements and debt financings. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at March 31, 2023, included in trade and other payables is $17,983 (December 31, 2022 - $17,983) related to this unpaid invoice, interest and legal fees.

On May 24, 2017, the Company received a notice of default from Coastal Investment Partners LLC (“Coastal”), on three 8% convertible promissory notes issued by the Company in aggregate principal amount of $261,389 and commenced a lawsuit on June 12, 2017 in the United States District Court, Southern District of New York. Coastal alleges that the Company failed to deliver shares of common stock underlying the Coastal notes, and thus giving rise to an event of default. Coastal seeks damages in excess of $250,000 for breach of contract damages, and legal fees incurred by Coastal with respect to the lawsuit. On June 13, 2017, Coastal filed a complaint and motion for a preliminary injunction seeking conversion of the principal amount of a note issued by it to the Company into common stock of the Company. The Court issued an Order to Show Cause as to why a preliminary injunction should not be issued on June 27, 2017, and the Company opposed Coastal’s motion. A hearing on the motion for preliminary injunction was held on July 26, 2017. For the following reasons, the Court denied Coastal’s motion for a preliminary injunction. The Company also filed a cross motion to dismiss on the grounds that the $72,500 Note violates New York’s criminal usury law. The Court did not address this motion at that time and has set a separate briefing schedule. On December 31, 2020, the Company entered into a Settlement Agreement with Coastal for full and final satisfaction of its claims and all outstanding principal debt and accrued interest for $250,000 paid in cash and 200,000 shares of common stock fair valued at $268,000. As at December 31, 2020, $250,000 is included in loans and accrued interest and $268,000 is included in shares to be issued in relation to the settlement. During year ended December 31, 2021, the Company paid $250,000 and issued 200,000 common shares in full and final satisfaction of the agreement. As of March 31, 2023, no outstanding amounts remain related to this note.

On October 10, 2017, a vendor filed a complaint for Breach of Contract with Superior Court of the State of California. The Complainant is alleging that it is contractually owed 1,848,130 shares of the Company’s common stock and is seeking damages of $270,000. In addition, a related vendor filed in the same filing a complaint for $72,000 as part of a consulting agreement the Company executed. As at December 31, 2020, a contingent liability of $115,000 was included in accrued liabilities for the expected financial impact of the settlement. During the year ended December 31, 2021, the Company issued 115,000 shares of restricted common stock pursuant to the settlement with a fair value of $60,835. As at June 30, 2021, $54,165 remain in accrued liabilities. On July 8, 2021, the Company issued 400,000 shares of restricted common stock pursuant to the settlement with a fair value of $76,400 which resulted in a loss on settlement of $22,235. As of March 31, 2023, no outstanding amounts remain related to this note.

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

We incurred a comprehensive loss of $7,491,362 and $6,347,178 during the years ended December 31, 2022 and 2021, respectively. During the three months ended March 31, 2023 we incurred a comprehensive loss of $1,770,052 compared to our comprehensive loss of $1,443,626 for the same period in 2022. We had cash of $24,091 as of March 31, 2023 and working capital deficit of $8,025,008, and we believe that we will need significant additional equity financing to execute our business plan and to continue as a going concern, given that, among other things:

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

To carry out our proposed business plan for the next 12 months, we estimate as of March 31, 2023, that we will need approximately $20 million in addition to cash on hand. If cash on hand, revenue from the sale of our cars, if any, and cash received upon the exercise of outstanding warrants, if any are exercised, are not sufficient to cover our cash requirements, we will need to raise additional funds through the sale of our equity securities, in either private placements or registered offerings and/or shareholder loans. If we are unsuccessful in raising enough funds through such capital-raising efforts we may review other financing possibilities such as bank loans. Financing might not be available to us or, if available, may not be available on terms that are acceptable to us.

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

Our certificate of incorporation authorizes the issuance of up to 1,000,000,000 shares of common stock with a par value of $0.001.   Our Board of Directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

So long as any shares of our senior ranking Series A, B, C, D, or E Preferred Stock are outstanding, the Company may not declare, pay or set apart for payment any dividend or make any distribution on the common stock. Furthermore, each of the 4,233 shares of Series F Preferred stock outstanding as of the date of this Quarterly report is entitled, until converted or redeemed, to receive cumulative dividends of 10% per annum, payable quarterly, in cash or Preferred Shares.

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

Date: July 13, 2023	/s/ Robert Silzer
Robert Silzer
President, CEO, Secretary, Treasurer, and Director
(Principal Executive Officer)

Date: July 13, 2023	/s/ Robert Silzer
Robert Silzer
Chief Financial Officer (Acting)
(Principal Financial Officer, Principal Accounting Officer)

