Form 10-Q
period 2023-06-30
DSG Global Inc.
filed 2023-08-29
CIK 1413909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

As at August 28, 2023 the issuer had 157,257,212 shares of common stock issued and outstanding.

DSG GLOBAL, INC.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of DSG Global Inc. as at June 30, 2023, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six-month period ended June 30, 2023, are not necessarily indicative of the results that can be expected for the year ending December 31, 2023.

DSG GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2023, AND DECEMBER 31, 2022

(Expressed in U.S. dollars)

(UNAUDITED)

	June 30, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash	$19,546	$53,779
Trade receivables, net	353,381	711,028
Lease receivable	3,772	3,627
Inventories	865,149	1,204,577
Prepaid expenses and deposits	443,135	189,884
TOTAL CURRENT ASSETS	1,684,983	2,162,895

Lease receivable	14,052	15,918
Fixed assets, net	18,534	25,546
Right-of-use assets, net	266,144	29,561
Intangible assets, net	9,761	10,376
TOTAL ASSETS	$1,993,474	$2,244,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$4,872,259	$3,356,256
Deferred revenue	512,321	481,474
Lease liability	86,350	35,670
Due to related party	55,334	-
Loans payable	2,550,370	2,416,692
Convertible notes payable	2,719,488	2,719,514
TOTAL CURRENT LIABILITIES	10,796,122	9,009,606

Lease liability	203,289	4,982
Loans payable	150,000	150,000
TOTAL LIABILITIES	11,149,411	9,164,588

Contingencies (Note 16)

MEZZANINE EQUITY
Redeemable preferred stock, $0.001 par value, 24,010,000 shares authorized (2022 – 24,010,000), 52,451 issued and outstanding, 1,118 to be issued (2022 – 52,023 issued and outstanding, 860 to be issued)	3,157,555	2,635,345

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 3,010,000 shares authorized (2022 – 3,010,000), 200,750 issued and outstanding (2022 – 200,780 issued and outstanding)	2,874,180	3,087,180
Common stock, $0.001 par value, 1,000,000,000 shares authorized, (2022 – 350,000,000); 154,413,610 issued and outstanding (2022 – 145,429,993)	154,414	145,430
Additional paid in capital, common stock	51,209,956	50,916,150
Discounts on common stock	(69,838)	(69,838)
Obligation to issue warrants	261,934	261,934
Accumulated other comprehensive income	1,345,593	1,345,593
Accumulated deficit	(68,089,731)	(65,242,086)
TOTAL STOCKHOLDERS’ DEFICIT	(12,313,492)	(9,555,637)

TOTAL LIABILITIES MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$1,993,474	$2,244,296

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue	$1,016,037	$1,174,878	$1,315,485	$1,919,129
Cost of revenue	395,285	814,882	545,377	1,301,839
Gross profit	620,752	359,996	770,108	617,290

Operating expenses
Compensation expense	321,644	1,211,309	684,562	1,667,263
General and administration expense	755,452	566,176	1,665,851	1,244,665
Research and development	-	36,750	-	36,750
Bad debt expense	-	-	104,124	12,482
Inventory write-down	64,680	-	64,680	-
Depreciation and amortization expense	2,779	3,093	5,770	6,230
Total operating expenses	1,144,555	1,817,328	2,524,987	2,967,390
Loss from operations	(523,803)	(1,457,332)	(1,754,879)	(2,350,100)

Other income (expense)
Foreign currency exchange	(2,401)	1,721	(6,225)	(26,712)
Loss on sale of lease receivable	-	(3,923)	-	(3,923)
Gain on lease modification	-	-	6,932
Gain on extinguishment of debt	-	-	-	10,240
Gain on disposal	-	-	-	3,960
Redemption premium on preferred shares	-	-	-	(3,062)
Finance costs	(551,389)	(527,937	(1,093,473)	(1,084,549)
Total other income (expense)	(553,790)	(530,139)	(1,092,766)	(1,104,046)
Net loss	$(1,077,593)	$(1,987,471)	$(2,847,645)	$(3,454,146)

Net loss per share
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of shares used in computing basic and diluted net income (loss) per share:
Basic and diluted	153,344,790	131,515,955	154,413,610	130,622,598

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Expressed in U.S. dollars)

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net loss	$(1,077,593)	$(1,987,471)	$(2,847,645)	$(3,454,146)
Other comprehensive (loss) income

Foreign currency translation adjustments	-	(27,236)	-	(50,285)

Comprehensive loss	(1,077,593)	(1,960,235)	(2,847,645)	(3,403,861)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSG GLOBAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2023

(Expressed in U.S. dollars)

(UNAUDITED)

	Common Stock						Preferred Stock (equity)
	Shares	Amount	Additional paid in capital	Discount on common stock	To be issued	Obligation to issue warrants	Shares	Par value	Additional paid in capital	To be issued	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2021	128,345,183	$128,345	$50,068,418	$(69,838)	$19,647	$261,934	200,454	$200	$1,199,280	$-	$1,289,564	$(57,694,695)	$(4,797,145)

Shares issued for debt settlement	500,000	500	46,500	-	(500)	-	-	-	-	-	-	-	46,500
Shares and warrants issued for services	660,000	660	114,100	-	(19,147)	-	-	-	-	-	-	-	95,613
Dividends	-	-	455,500	-	-	-	-	-	-	-	-	-	455,500
Shares issued on conversion of preferred shares	2,010,772	2,011	66,308	-	-	-	-	-	-	-	-	-	68,319
Net loss for the period	-	-	-	-	-	-	-	-	-	-	23,049	(1,466,675)	(1,443,626)
Balance, March 31, 2022	131,515,955	$131,516	$50,705,826	$(69,838)	$-	$261,934	200,454	$200	$1,199,280	-	$1,312,613	$(59,161,370)	$(5,574,839)

Shares issued for services							105	-	777,000				777,000
Net loss for the period											27,236	(1,960,235)	(1,987,471)
Balance, June 30, 2022	131,515,955	$131,516	$50,705,826	$(69,838)	$-	$261,934	200,559	$200	$1,976,280	-	$1,339,849	$(61,148,841)	$(6,758,074)

Balance, December 31, 2022	145,429,993	$145,430	$50,916,150	$(69,838)	$-	$261,934	200,780	$200	$3,086,980	-	$1,345,593	$(65,242,086)	$(9,555,637)

Shares issued on conversion of preferred shares	8,983,617	8,984	293,806	-	-	-	(30)	-	(213,000)	-	-	-	89,790
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(1,770,052)	(1,770,052)
Balance,March 31, 2023	154,413,610	$154,414	$51,209,956	$(69,838)	$-	$261,934	(200,750)	$200	$2,873,980	-	$1,345,593	$(67,012,138)	$(11,235,899)

Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(1,077,593)	(1,077,593)
Balance,June 30, 2023	154,413,610	$154,414	$51,209,956	$(69,838)	$-	$261,934	(200,750)	$200	$2,873,980	-	$1,345,593	$(68,089,731)	$(12,313,492)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

DSG GLOBAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023, AND 2022

(Expressed in U.S. Dollars)

(UNAUDITED)

	June 30, 2023	June 30, 2022

Net loss	$(2,847,645)	$(3,454,146)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,771	70,189
Change in ROU assets	42,646	-
Accretion of discounts on debt	-	315,065
Loss on sale of lease receivable	-	3,923
Gain on lease modification	(6,932)	-
Bad debt expense	104,124	12,482
Accretion on lease liability	-	27,224
Gain on extinguishment of debt	-	(10,240)
Preferred shares issued for services	-	777,000
Shares and warrants issued for services	-	76,276
Unrealized foreign exchange loss	101	2,997
Inventory write down	64,680	-
Gain on asset disposal	-	(3,960)

Changes in non-cash working capital:
Trade receivables, net	255,942	(177,714)
Inventories	274,748	110,467
Prepaid expense and deposits	(253,251)	183,783
Lease receivable	(698)	(21,641)
Trade payables and accruals	1,516,003	1,629,447
Deferred revenue	30,847	213,458
Lease liabilities	(21,581)	(101,051)
Interest on mandatorily redeemable preferred shares	-	3,062
Net cash used in operating activities	(835,245)	(343,399)

Cash flows from investing activities
Purchase of equipment	-	(8,892)
Disposal of property and equipment	-	10,225
Net cash provided by investing activities	-	1,333

Cash flows from financing activities
Proceeds from issuing preferred shares, and shares to be issued	612,000	250,000
Proceeds from related party loans payable	71,570	-
Proceeds from loans payable	159,986	500,000
Proceeds from sale of lease receivable	-	863,527
Payments on related party loans payable	(14,236)	-
Payments on loans payable	(26,307)	(20,411)
Net cash provided by financing activities	803,013	1,593,116

Effect of exchange rate changes on cash	(2,001)	50,285

Net increase (decrease) in cash	(34,233)	1,301,335
Cash at beginning of period	53,779	275,383

Cash at the end of the period	$19,546	$1,576,718

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

As of June 30, 2023, the Company had working capital deficit of $9,111,139 and had an accumulated deficit of $68,089,731 since inception. Furthermore, the Company incurred a net loss of $2,847,645 and used $835,245 of cash flows for operating activities during the six months ended June 30, 2023. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2022. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Accounts Receivable and provision for current expected credit losses (“CECLs”)

All accounts receivable under standard terms are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days, the customer is contacted to arrange payment. The company assesses its receivables at each period end in accordance with ASC 326-20. This exercise requires considerable judgement, including consideration of how changes in economic factors affect CECLs which are determined on a probability-weighted basis. The Company measures provision for ECLs on its trade receivables at an amount equal to lifetime ECLs.

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

Warranty Reserve

The Company accrues for warranty costs, sales returns, and other allowances based on its historical experience. During the period ended June 30, 2023 and the comparable period of June 30, 2022, the Company did not provide a warranty for any of its products sold during those periods. The warranty reserve was $Nil as at June 30, 2023 and 2022.

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

Note 4 – TRADE RECEIVABLES, NET

As of June 30, 2023, and December 31, 2022, trade receivables consist of the following:

	June 30, 2023	December 31, 2022
Accounts receivable	$440,235	$711,028
Allowance for doubtful accounts	(86,854)	-
Total trade receivables, net	$353,381	$711,028

Note 5 – INVENTORIES

As of June 30, 2023, and December 31, 2022, finished goods inventories consist of the following:

	June 30, 2023	December 31, 2022
Parts and accessories	$87,638	$217,582
Golf carts	664,581	799,035
E-bikes	112,930	123,280
Electric vehicles	-	64,680
Total inventories	$865,149	$1,204,577

During the period ended June 30, 2023, the Company recorded an inventory write-down of $64,680 on the Electric Vehicles that they hold. These vehicles are low speed electric vehicles that were imported from China and have been going through homologation since the year ended December 31, 2021. Due to the Company being unsure if these vehicles will now clear the approval process to be used in North America, they have been written down in their full amount.

Note 6 – FIXED ASSETS

As of June 30, 2023, and December 31, 2022, fixed assets consisted of the following:

	June 30, 2023	December 31, 2022
Machinery	$5,040	$5,040
Furniture and equipment	2,403	2,587
Computer equipment	47,312	50,781
Vehicles	18,450	19,989
Accumulated depreciation	(54,671)	(52,851)
	$18,534	$25,546

For the three and six months ended June 30, 2023, total depreciation expense for fixed assets was $2,779 and $5,770, respectively (June 30, 2022 - $3,093 and $6,230, respectively) and is included in depreciation and amortization expense.

Note 7 – INTANGIBLE ASSETS

As of June 30, 2023, and December 31, 2022, intangible assets consist of the following:

	June 30, 2023	December 31, 2022
Intangible asset – Patent	$22,353	$22,353
Accumulated amortization	(12,592)	(11,977)
	$9,761	$10,376

Patents are amortized on a straight-line basis over their estimated useful life of 20 years. For the three and six months ended June 30, 2023, total amortization expense for intangible assets was $307 and $614, respectively (June 30, 2022 - $307 and $614, respectively).

Note 8 – TRADE AND OTHER PAYABLES

As of June 30, 2023, and December 31, 2022, trade and other payables consist of the following:

	June 30, 2023	December 31, 2022
Accounts payable and accrued expenses	$2,025,234	$1,462,557
Accrued interest	2,826,669	1,880,462
Other liabilities	20,356	12,236
Total payables	$4,872,259	$3,356,256

Note 9 – LOANS PAYABLE

As of June 30, 2023, and December 31, 2022, loans payable consisted of the following:

	June 30, 2023	December 31, 2022
Unsecured loan payable in the amount of CAD$40,000, due on or before December 31, 2025(a)	$30,187	$29,520
Unsecured loan payable in the amount of CAD$40,000, due on or before December 31, 2025(b)	30,187	29,520
Secured loan payable, due on June 5, 2050, interest at 3.75% per annum(c)	150,000	150,000
Unsecured loan payable, due on December 1, 2025, interest at 10% per annum(d)	1,000,000	1,000,000
Preferred F series shares issued with mandatory redemption(f)	1,331,344	1,357,652
Unsecured loan payable (g)	159,985	-
Foreign exchange	(1,333)	-
Total	2,700,370	2,566,692
Current portion	(2,550,370)	(2,416,692)
Loans payable, Long term	$150,000	$150,000

(a)	On April 17, 2020, the Company received a loan in the principal amount of $30,187 (CAD$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025. During the three and six months ended June 30, 2023, the Company recorded $504 and $1,003 in interest expense.

(b)	On April 21, 2020, the Company received a loan in the principal amount of $30,187 (CAD$40,000) under the Canada Emergency Business Account program. The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025. During the three and six months ended June 30, 2023, the Company recorded $504 and $1,003 in interest expense.

(c)	On June 5, 2020, the Company received a loan in the principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan. The payments are applied against any accrued interest before principal amounts are repaid.

(d)	On December 1, 2022, the Company received a loan in the principal amount of $1,000,000. The loan bears interest at 10% per annum and is due on December 1, 2025. If not repaid by December 31, 2025, the loan bears interest at 18% per annum.

(e)	On September 13, 2021, the Company entered into a securities purchase agreement with a non-related party. Pursuant to the agreement, the Company received cash proceeds of $2,000,000 on September 13, 2021 in exchange for the issuance of an unsecured convertible promissory note in the principal amount of $2,400,000, which was inclusive of a $400,000 original issue discount and bears interest at 9% per annum to the holder and matures June 20, 2022. If the convertible note is not paid in full before December 12, 2021, an additional $100,000 of guaranteed interest will be added to the note. An additional $100,000 of guaranteed interest will be added to the note on the 12th day of each succeeding month during which any portion of the convertible note remains unpaid. Any principal or interest on the convertible note that was not paid when due or during any period of default bears interest at 24% per annum.

In the event of a default, the note is convertible at the price that is equal to a 40% discount to the lowest trading price of the Company’s common shares during the 30 day trading period prior to the conversion date.

During the three and six months ended June 30, 2023, the Company recorded $445,600 and $889,600 in interest expense including $300,000 and $600,000 of additional interest, respectively. As at June 30, 2023, the carrying value of the convertible promissory note was $2,400,000 (December 31, 2022 - $2,400,000).

As the note is now in default, it has become convertible. See Note 10.

(f)	On February 17, 2022, the Company entered into a Waiver of Conditions (the “Waiver”) to the Share Purchase Agreement (the “SPA”) dated December 13, 2021. The Company has received five payments in the amount of $250,000 on February 28, 2022, $250,000 on March 31, 2022, $90,000 on July 29, 2022, $250,000 on August 29, 2022, $125,000 on September 15, 2022, $125,000 on October 18, 2022, and $285,000 on October 21, 2022, for 1,375 preferred series F shares in total. Under the Waiver, the Company agrees to repay these amounts, on an ongoing basis, by remitting 20% of all gross sales back to the subscriber until such time that the 500 shares of the Series F Preferred Stock issued pursuant to this Waiver agreement are redeemed in full. As these preferred F series shares subscribed for under the Waiver are mandatorily redeemable, the total amounts of $1,375,000 were recorded as liabilities, as per ASC 480-10. Under the original terms of the SPA, redemption of preferred F series shares requires a 15% premium payment on the face value. As such, a total Redemption Premium of $75,000 will be paid on the redemption as part of the 20% gross sales remittance, and will be amortized as the repayments are made.

During the six months ended June 30, 2023, the Company made required payments in the amount of $26,307, which was applied against the loan payable.

(g)	On May 26, 2023, the Company entered into a loan agreement with a non-related party for an amount of up to $327,390. The loan is non-interest bearing; however, the creditor will share 50/50 in the net profit from specified sales. The loan was provided to the Company for specific trade payables required to generate the sales for which the creditor will share in the net profit. As at June 30, 2023, the Company had borrowed $159,985 on the loan. As at June 30, 2023, no sales had been made related to the split profit agreement. There is no maturity rate on the loan.

Note 10 – CONVERTIBLE NOTES

As of June 30, 2023, and December 31, 2022, convertible loans payable consisted of the following:

Third Party Convertible Notes Payable

(a)	On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $310,000 to a company owned by a former director of the Company for marketing services. The note is unsecured, bears interest at 5% per annum, is convertible at $1.25 per common share, and is due on demand. As at June 30, 2023, the carrying value of the convertible promissory note was $310,000 (December 31, 2022 - $310,000).

(b)	On June 5, 2017, the Company issued a convertible promissory note in the principal amount of $110,000. As at June 30, 2023, the carrying value of the note was $9,488 (December 31, 2022 - $9,488), relating to an outstanding penalty.

(c)	As per Note 9 (e) above, the $2,400,000 convertible note went into default, and therefore it has become convertible at the holder’s request. The fair value of the loan approximates carrying value as it is now short term in nature, effectively due on demand.

Note 11 - LEASES

Lessor

During the six months ended June 30, 2023, the Company recognized new lease receivables of $nil, net of the $nil of leases transferred to third party management (December 31, 2022 - $143,630 net of $nil of leases transferred to third party management). The lease receivable reflects lease payments expected to be received over the terms of the agreements and derecognized $nil (December 31, 2022 - $12,240) in inventory related to the underlying assets, being recorded to cost of goods sold. During the year ended December 31, 2022, the Company sold $867,450 of lease receivables to a third party for $863,527. As a result of the sale, the Company derecognized the carrying value of $867,450 for the leases sold on the date of the transaction and recognized a loss of $3,923 in other income and expenses.

Lease receivable	June 30, 2023	December 31, 2022
Balance, beginning of the period	$19,545	$810,236
Additions	-	143,630
Transfer to third party	-	(867,450)
Interest on lease receivables	1,505	20,841
Receipt of payments	(3,226)	(81,979)

Foreign exchange	-	(5,733)
Balance, end of the period	17,824	19,545
Current portion of lease receivables	(3,772)	(3,627)
Long term potion of lease receivables	$14,052	$15,918

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

On October 1, 2019, the Company entered into a 5-year lease agreement for a photocopier (the “Copier Lease”). Upon recognition of the lease, the Company recognized right-of-use assets of $8,351 and lease liabilities of $8,351. As of June 30, 2023, the Copier Lease had a remaining term of 1.25 years, a net asset value of $2,574 and lease liability of $2,574. Lease expense for the period ended June 30, 2023 was $911.

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

On July 14, 2020, the Company entered into a lease agreement for office space in Surrey, BC (the “Croydon Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $133,825 (CAD$175,843) and lease liabilities of $125,014 (CAD$163,895). The difference between the recorded lease assets and lease liabilities is due to prepaid rent deposits to be applied to first months’ rent of $8,811 (CAD$11,948). The lease included a rent-free period with rent payments commencing on September 1, 2020. As of June 30, 2023, the Croydon Lease had a remaining term of 0.08 years. On March 1, 2023, the Company entered into a new lease for a portion of the existing office space. As this new agreement would be for a previously leased space with no additional rights granted, it would be accounted for as a modification of the existing lease. The company recognized an additional $124,729 (CAD$168,787) in right-of-use assets and lease liabilities, and recorded a gain on lease modification of $6,932. As at the period ended June 30, 2023, the remaining lease term was 3.08, the net asset value was $114,511 and the remaining lease liability was $120,088.

The new lease has a commencement date of August 1, 2023 for a term of three years. The annual base rent for the premises starts at CAD$44,160, with additional rent of CAD$1,380 per month for operating expenses. The lease contains two rights to renew, each for an additional three-year term, if written notice is provided no later than 9 months prior to the expiration of the current term.

On April 1, 2021, the Company entered into a lease agreement for a credit card processing machine (the “FD 150 Lease”). Upon initial recognition of the lease, the Company recognized right-of-use assets of $1,018 and lease liabilities of $1,018. As of June 30, 2023, the FD 150 Lease had a remaining term of 0.83 year, a net asset value of $289 and lease liability of $281.

On June 2, 2021, the Company entered into a lease agreement for a trailer (the “Trailer Lease”). Upon recognition of the lease, the Company recognized right-of-use assets of $8,886 (CAD$11,016) and lease liabilities of $8,886 (CAD$11,016). As of June 30, 2023, the Trailer Lease had a remaining term of 1.92 years, a net asset value of $4,943 and lease liability of $4,477.

On March 1, 2023, the Company entered into a lease agreement for additional office and warehouse space in Surrey, BC in the same location as our initial office space. Upon initial recognition of the lease, the Company recognized right-of-use assets of $162,291 (CAD$220,062) and lease liabilities of $162,291 (CAD$220,062). The lease contains two rights to renew, each for an additional two year term, if written notice is provided no later than 9 months prior to the expiration of the current term. The annual base rent for the premises starts at CAD$65,760, with additional rent of CAD$1,827 per month for operating expenses. The lease includes a rent-free period with rent payments commencing on June 1, 2023. As of June 30, 2023, the lease had a remaining term of 2.92 years, a net asset value of $143,827 and lease liability of $162,219.

Right-of-use assets:

Right-of-use assets	June 30, 2023	December 31, 2022
Opening	$312,318	$312,318
Derecognition of leases	(298,579)
Recognition of new leases	287,020	-
Accumulated amortization	(39,131)	(282,251)
Foreign exchange	4,516	(506)
Total right-of-use assets, net	$266,144	$29,561

Lease liability	June 30, 2023	December 31, 2022
Current portion	$86,350	$35,670
Long-term portion	203,289	4,982
Total lease liability	$289,639	$40,652

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

Lease expense for the six months ended June 30, 2023, was $47,473 (2022 - $70,866) and is recorded in general and administration expense. Also recognized is a $11,717 gain on lease modification that, when viewed with the loss on ROU modification of $4,785, results in the net gain on lease modification of $6,932 as presented on the interim condensed consolidated statements of operations and comprehensive loss.

Future minimum lease payments to be paid by the Company as a lessee for leases as of June 30, 2023, for the next four years are as follows:

Lease commitments and lease liability	June 30, 2023
2023	$57,181
2024	115,593
2025	113,680
2026	47,248
Total future minimum lease payments	333,702
Discount	(44,063)
Total	289,639

Current portion of lease liabilities	(86,350)
Long-term portion of lease liabilities	$203,289

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

The following table summarizes the Company’s redeemable preferred share activities for the three and six months ended June 30, 2023, and for the comparative June 30, 2022 periods.

	Shares	Par	Additional paid in capital	To be issued		Total
Balance December 31, 2021	50,804	$51	$2,201,786	$975,373		$3,177,210
Issuance	250	-	-	250,000		250,000
Converted for common shares	(140)	-	(68,319)	(33,808	)(2)	(102,127)
Accrued preferred stock dividends(1)	-	-	(539,213)	83,713		(455,500)
Balance, March 31, 2022	50,914	51	1,594,254	1,275,278		2,869,583
Issuance	250		250,000	(250,000)
Accrued preferred stock dividends			(89,727)	89,727
Balance, June 30, 2022	51,164	$51	$1,754,527	$1,115,005		$2,869,583
Balance December 31, 2022	52,023	$51	$1,775,166	$860,128		$2,635,345
Issuance	612	1	611,999	-		612,000
Converted for common shares	(184)	-	(89,790)	-		(89,790)
Accrued preferred stock dividends	-	-	(129,314)	129,314		-
Balance, March 31, 2023	52,451	$52	$2,168,061	$989,442		$3,157,555
Accrued preferred stock dividends			(128,765)	128,765		-
Balance, June 30, 2023	52,451	$52	$2,039,296	$1,118,207		$3,157,555

(1)	The amount of $539,213 accrued against additional paid in capital includes the $455,500 of accrued dividends on redeemable preferred stock related to the year ended December 31, 2021, and is the reclass described above in Note 3.

(2)	$33,808 was a balance carried in the redeemable preferred shares to be issued from prior years, but does not relate to any shares that are required to be issued. It should have been cleared out in fiscal 2019 when the Company completed its reverse stock split. It has been adjusted in the three months ended March 30, 2022.

Mezzanine Preferred Equity Transactions

During the six months ended June 30, 2023:

●	184 Series F Preferred Shares were converted into common shares (see note 14).

●	On January 18, 2023, pursuant to the January 2023 Series F SPA, the Company received $300,000 for the subscription of 300 Series F preferred shares.

●	On January 23, 2023, pursuant to the January 2023 Series F SPA, the Company received $312,000 for the subscription of 312 Series F preferred shares.

During the year ended December 31, 2022:

●	620 Series F Preferred Shares were converted into common shares (see note 14).

●	On October 21, 2022, pursuant to the December 2021 Series F SPA, the Company received $410,000 for the subscription of 410 Series F preferred shares (see note 9(f)), as well as issued 96 Series F preferred shares to settle $96,000 in dividends payable.

●	On September 15, 2022, pursuant to the December 2021 Series F SPA, the Company received $125,000 for the subscription of 125 Series F preferred shares (see note 9(f)). The shares were issued on October 18, 2022.

●	On August 26, 2022, pursuant to the December 2021 Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)).

●	On July 29, 2022, pursuant to the December 2021 Series F SPA, the Company received $90,000 for the subscription of 90 Series F preferred shares, as well as issued 368 Series F preferred shares to settle $368,000 in dividends payable.

●	On March 31, 2022, pursuant to the December 2021 Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)). The shares were issued on April 1, 2022.

●	On February 7, 2022, pursuant to the December 2021 Series F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)).

●	On January 4, 2022, pursuant to the December Series 2021 F SPA, the Company received $250,000 for the subscription of 250 Series F preferred shares (see note 9(f)). These shares were issued April 1, 2022 and recorded as such.

Mezzanine preferred equity, series C and series F, carry a dividend policy which entitles each preferred share to receive, and the Company to pay, cumulative dividends of 10% per annum, payable quarterly, beginning on the original issuance date and ending on the date that such preferred shares has been converted or redeemed. At the option of the Company, accrued dividends can be settled in preferred shares of the same series, or in cash. Any dividends that are not paid quarterly on the dividend payment date shall entail a late fee, which must be paid in cash at the rate of 18% per annum, which accrues and compounds daily from the dividend payment date, through to and including the date of the actual payment in full. As at June 30, 2023 the Company recorded $258,079 in dividends to be settled in preferred shares, and $81,728 in penalty interest.

Note 13 – PREFERRED STOCK

Authorized

3,000,000 shares of Series A preferred shares authorized each having a par value of $0.001 per share.

10,000 shares of Series B convertible preferred shares authorized each having a par value of $0.001 per share. Each share of Series B convertible preferred shares is convertible into 100,000 shares of common stock.

Preferred Stock Transactions

During the six months ended June 30, 2023:

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

During the six months ended June 30, 2023:

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

Common Stock to be Issued

Common stock to be issued as at June 30, 2023 consists of:

None.

Common stock to be issued as at December 31, 2022 consists of:

None.

Warrants

During the six months ended June 30, 2023:

No warrant activity took place in the six months ended June 30, 2023.

During the year ended December 31, 2022:

●	On December 31, 2022, 6,813,371 warrants of the Company expired.

The fair values of the warrants were calculated using the following assumptions for the Black Sholes Option Pricing Model:

December 31, 2022
Risk-free interest rate	0.18% - 0.82%
Expected life	3.29 - 5.11 years
Expected dividend rate	0%
Expected volatility	285.40 – 300.18%

The continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding as at December 31, 2020	12,939,813	$0.60
Granted	3,500,000	0.41
Outstanding as at December 31, 2021	16,439,813	$0.56
Expired	6,813,371	0.78
Outstanding as at June 30, 2023 and December 31, 2022	9,626,442	$0.40

As of June 30, 2023, the weighted average remaining contractual life of warrants outstanding was 2.11 years (December 31, 2022 – 2.61 years) with an intrinsic value of $nil (December 31, 2022 - $nil).

Note 15 – RELATED PARTY TRANSACTIONS

During the six months ended June, 2023, the Company incurred $204,556 (2022 - $376,153) in salaries, bonuses of $60,000 (2022 - $60,000), and $284,102 (2022 - $47,990) in consulting fees to the President and CEO, and CFO of the Company, and the President, CEO’s, and CFO’s of the Company’s subsidiaries. As at June 30, 2023, the Company owed $97,000 (December 31, 2022 - $nil) to the President, CEO, and CFO of the Company and $200,367 (December 31, 2022 - $49,441) to the President, CEOs, and CFOs of the Company’s subsidiaries for management fees and salaries, which is recorded in trade and other payables. Amounts owed and owing are unsecured, non-interest bearing, and due on demand. Recorded in due to related party are $55,334 (2022 - $nil) owed to the President and CEO of the Company. These amounts are non-interest bearing and due on demand.

On March 15, 2023, the Company received a loan from a related party in the principal amount of $16,040 (CAD$22,000). The loan is non-interest bearing and due on demand. This amount was repaid during the period ended June 30, 2023.

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

On April 11, 2023, the Company received a loan from a related party in the principal amount of $2,000. The loan is non-interest bearing and due on demand.

On June 21, 2023, the Company received a loan from a related party in the principal amount of $10,000. The loan is non-interest bearing and due on demand.

On June 30, 2023, the Company received a loan from a related party in the principal amount of $10,530. The loan is non-interest bearing and due on demand.

Note 16 – SEGMENT INFORMATION

During the six months ended June 30, 2023 and June 30, 2022, the Company’s operations included revenue and costs from the sale and rental of GPS tracking devices and interfaces for golf vehicles and related support services, the sale of golf vehicles, and the sale of electric vehicles which includes e-bikes. The Company’s reporting segments are those associated with operating segments above, and the administration of the Company.

Six months ended June 30, 2023	Administration	Electric Vehicles	Golf Carts	GPS Units	Total
Revenue	$-	$-	$822,444	$493,041	$1,315,485
Cost of revenue	-	-	350,001	195,376	545,377
Gross profit	-	-	472,443	297,665	770,108

Operating expenses
Compensation expense	138,499	(1,977)	67,188	480,852	684,562
General and administration expense	758,373	345,065	336,429	225,984	1,665,851
Bad debt expense	-	37,433	49,112	17,579	104,124
Inventory write-down	-	-	64,680	-	64,680
Depreciation and amortization expense	5,770	-	-	-	5,770
Total operating expense	902,642	380,521	517,409	724,415	2,524,987
Loss from operations	(902,642)	(380,521)	(44,966)	(426,750)	(1,754,879)

Other income (expense)
Foreign currency exchange	(6,225)	-	-	-	(6,225)
Gain on lease modification	6,932	-	-	-	6,932
Finance costs	(1,029,068)	-	-	(64,405)	(1,093,473)
Total other income (expense)	(1,028,361)	-	-	(64,405)	(1,092,766)
Net loss	$(1,931,003)	$(380,521)	$(44,966)	$(491,155)	$(2,847,645)

Total Assets	$210,089	$319,738	$846,668	$616,978	$1,993,474

Six months ended June 30, 2022	Administration	Electric Vehicles	Golf Carts	GPS Units	Total
Revenue	$-	$211,867	$1,014,473	$692,789	$1,919,129
Cost of revenue	-	161,733	718,861	421,245	1,301,839
Gross profit	-	50,134	295,612	271,544	617,290

Operating expenses
Compensation expense	833,938	211,410	71,868	550,047	1,667,263
General and administration expense	871,985	128,874	79,677	164,128	1,244,665
Research and development	-	17,500	19,250		36,750
Bad debt expense (recovery)	12,482	-	-	-	12,482
Depreciation and amortization expense	6,230	-	-	-	6,230
Total operating expense	1,724,635	357,784	170,795	714,175	2,967,390
Loss from operations	(1,724,635)	(307,650)	124,817	(442,631)	(2,350,100)

Other income (expense)
Foreign currency exchange	(26,836)	124	-	-	(26,712)
(Loss) Gain on extinguishment of debt	10,240	-	-	-	10,240
Gain (loss) on disposal		3,960	-	(3,923)	37
Redemption premium	(3,062)	-	-	-	(3,062)
Finance costs	(1,068,930)	-	-	(15,619)	(1,084,549)
Total other income (expense)	(1,088,488)	4,084	-	(19,542)	(1,104,046)
Net loss	$(2,813,223)	$(303,566)	$124,817	$(462,173)	$(3,454,146)

Total Assets (December 31, 2022)	$164,567	$351,561	$1,007,916	$720,252	$2,244,296

The following table shows a breakdown of the geographic location where the Company’s assets as at June 30, 2023, and December 31, 2022, are located.

As at June 30, 2023:

	Canada	USA	UK	Mexico	Australia	China	Total
Total Assets	$526,409	$1,273,627	$18,875	$-	$48,804	$125,759	$1,993,474

As at December 31, 2022:

	Canada	USA	UK	Mexico	Australia	China	Total
Total Assets	$450,923	$1,637,294	$4,699	$40,000	$98,225	$13,155	$2,244,296

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

Note 18 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six-months ended
	June 30, 2023	June 30, 2022

Non-cash investing and financing transactions:
Shares issued for debt settlement	$-	$44,551
Dividends payable with preferred shares to be issued	258,079	173,440
Initial recognition of ROU assets	287,020	143,630
Shares issued on conversion of preferred shares	89,790	158,045

Note 19 – SUBSEQUENT EVENTS

On July 7, 2023, the Company entered into a short-term loan with a non-related party for $50,000, bearing an annual interest rate of 14% and a maturity date of six months from the receipt of funds. The loan was secured by a conversion feature, where if not repaid the loan would convert into common shares at a 15% discount to market at the date of conversion, as well as 10 preferred B shares, which convert to common shares at a ratio of 1 preferred B share for 100,000 common shares.

On July 19, 2023, the Company issued an aggregate of 69 shares of Series F redeemable preferred stock to a non-related party, at the price of $1,000 per share for a total of $65,000 net of $4,000 in legal expenses.

On July 20, 2023, the Company issued 2,843,602 shares of common stock with a fair value of $24,400 for conversion of 50 Series F Preferred Shares.

On July 25, 2023, the Company entered into a loan agreement with a non-related party, for $146,900 bearing an annual interest rate of 13% and a maturity date of April 25, 2024.

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

Electric Vehicle Market Overview

Low Speed Electric Vehicles (LSEV)

●	The global market size for LSEVs is expected to reach $68B by 2025.
●	Imperium LSEV and HSEV sales are on track to reach $132 million by 2023.

High Speed Electric Vehicles (HSEV)

●	The global electric vehicle market size was valued at $11.9B in 2017 and is projected to reach $56.7B by 2025, growing at a CAGR of 22.3% from 2018 to 2025.
●	Liteborne is expected to begin importing vehicles in Q4 2023 with initial sales reaching up to $130,000,000 in Rev and in 2024 Revenues will reach up to $850,000,000. High profitability is expected.

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

The Company handles Customer Service directly in North America and UK, offering telephone and on-line support to end-customers. In other international markets, the first-line customer service is handled by local distributor’s staff while DSG is supplying training and more advanced support to the distributors.

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

In addition, DSG began offering the DSG Par 72 Service & Support Plan to guarantee service and support to client courses in the golf business, during fiscal 2016. This program for client courses guarantees service and support programs within 24 hours of a problem arising.

Product Development and Engineering

The Company employs a team of software engineers in-house to develop and maintain the main components of the server software and firmware. As at the period ended June 30, 2023, nothing has been developed.

All product development is derived from business needs assessment and customer requests.

The Product Manager reviews periodically the list of feature requests with the Sales, establishes priorities and updates the Product Roadmap.

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

During the six months ended June 30, 2023, the Company made required payments in the amount of $26,307, which was applied against the loan payable.

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

Copyright

We own the common law copyright in the contents of our websites (www.vantage-tag.com, www.dsgtglobal.com, www.imperiummotorcompany.com, www.liteborne.com.) and our various promotional materials.

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

Results of Operations

The following table summarizes key items of comparison and their related increase (decrease) for the three and six months ended June 30, 2023, and 2022:

	Three months ended		Increase (Decrease)	Six months ended		Increase (Decrease)
	30-Jun-23	30-Jun-22	2023 – 2022	30-Jun-23	30-Jun-22	2023 – 2022
	($)	($)	(%)	($)	($)	(%)
Revenues	$1,016,037	1,174,878	(13.5)	$1,315,485	$1,919,129	(31.5)
Cost of revenue	395,285	814,882	(51.5)	545,377	1,301,839	(58.1)
Gross profit	620,752	359,996	73.4	770,108	617,290	24.8

Operating expenses:
Compensation expense	321,644	1,211,309	(73.4)	684,562	1,667,263	(58.9)
General and administrative expense	755,452	566,176	33.4	1,665,851	1,244,665	33.8
Research and development	-	36,750	(100.0)	-	36,750	(100.0)
Bad debt expense	-	-	-	104,124	12,482	734.2
Inventory write-down	64,680	-	-	64,680	-	-
Depreciation and amortization expense	2,779	3,093	(10.2)	5,770	6,230	(7.4)
Total operating expenses	1,144,555	1,817,328	(37.0)	2,524,987	2,967,390	(14.9)
Loss from operations	(523,803)	(1,457,332)	(64.1)	(1,754,879)	(2,350,100)	(25.3)

Other income (expense)
Foreign currency exchange	(2,401)	1,721	(239.5)	(6,225)	(26,712)	(76.7)
Redemption premium	-	-	-	-	(3,062)	(100.0)
Gain (Loss) on lease modification	-	(3,923)	(100.0)	6,932	(3,923)	(276.7)
Gain (Loss) on disposal of asset	-	-	-	-	3,960	(100.0)
Gain (Loss) on extinguishment of debt	-	-	-	-	10,240	(100.0)
Finance costs	(551,389)	(527,937)	4.4	(1,093,473)	(1,084,549)	0.8
Total other expense	(553,790)	(530,139)	4.5	(1,092,766)	(1,104,046)	(1.0)

Net loss	$(1,077,593)	(1,987,471)	(45.8)	$(2,847,645)	(3,454,146)	(17.6)

Comparison of the six months ended June 30, 2023, and 2022:

Revenue

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

Revenue	$1,016,037	$1,174,878	(13.5)	$1,315,485	$1,919,129	(31.5)

Revenue decreased by $158,841 or 13.5% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Revenue decreased by $603,644 or 31.5% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Sales decreased for the three and six months ended June 30, 2023. This decrease is related to the inventory delivery delays that affected the installation of GPS Tracking system. $140,918 is attributed to sales of Shelby License Golf carts and the remaining $158,530 is attributed to the GPS Tracking systems.

There were no electric vehicle sales made during the six months ended June 30, 2023, as compared to $63,630 for the six months ended June 30, 2022. This decrease is the result of the revamp of the electric vehicle division, changing the name of the Company from Imperium to Liteborne and bringing in new leadership for the division. The Company expects growth in this section over the rest of the fiscal year.

As of June 30, 2023, the Company had signed contracts totaling over $7.7 million in gross sales, inclusive of recurring revenue on GPS tracking system and Vantage Pro fleet carts. Due to delays related to manufacturing and shipment of product, fulfilment was not yet completely satisfied for the fleet management solution (GPS and Infinity), and only $299,448 was recognizable as a revenue stream including our new line of Shelby and Vantage golf carts, for the six months ended June 30, 2023. As product becomes available, DSG expects to satisfy its performance obligations on the remaining contracts for fleet management solution during the Second half of fiscal year 2023.

Cost of Revenue

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

Cost of revenue	$395,285	$814,882	(51.5)	$545,377	$1,301,839	(58.1)

Cost of revenue decreased by $419,597 or 51.5% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The table below outlines the differences in detail:

	For the Three Months Ended
	June 30, 2023	June 30, 2022	Difference	% Difference
Cost of goods	$372,033	$796,661	$(424,628)	(53.3)
Mapping & freight costs	16,250	10,425	5,825	55.9
Wireless fees	7,002	7,796	(794)	(10.2)
	$395,285	$814,882	$(419,597)	(51.5)

Cost of revenue decreased by $756,462, or 58,1%, for the six months ended June 30, 2023 as compared to the six months June 30, 2022. The table below outlines the differences in detail:

	For the Six Months Ended
	June 30, 2023	June 30, 2022	Difference	% Difference
Cost of goods	$509,101	$1,250,302	$(741,201)	(59.3)
Mapping & freight costs	18,999	13,324	5,675	42.6
Wireless fees	17,277	38,213	(20,936)	(54.8)
	$545,377	$1,301,839	$(756,462)	(58.1)

Cost of goods decreased for the three and six months ended June 30, 2023, respectively due to the decline in sales for these periods. Our Wireless fees decreased due to a newly negotiated rate for the active and upcoming Wireless services for our GPS Tracking system.

Compensation Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

Compensation expense	$321,644	$1,211,309	(73.4)	$684,562	$1,667,263	(58.9)

Compensation expense decreased by $889,665, or 73.4%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This is related to a reduction of cost of labor of internal projects allocated to the GPS tracking system that came to completion at the end of 2021 and beginning of 2022. Compensation expense decreased by $982,701, or 58.9%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This reduction was for the same reason as described above. Costs incurred during 2022 for the GPS tracking system have not been incurred during fiscal 2023.

General and Administration Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

General & administration expense	$755,452	$566,176	33.4	$1,665,851	$1,244,665	33.8

General & administration expense increased by $189,276 or 33.4% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The table below outlines the differences in detail:

	For the Three Months Ended
	June 30, 2023	June 30, 2022	Difference	% Difference
Accounting & legal	$26,212	$39,056	$(12,844)	(32.9)
Marketing & advertising	24,566	77,198	(52,632)	(68.2)
Subcontractor & commissions	375,192	51,936	323,256	622.4
Hardware	30,689	18,848	11,841	62.8
Lease expense	28,324	62,946	(34,622)	(55.0)
Office expense, rent, software, bank & credit card charges, telephone & meals	270,469	316,192	(45,723)	(14.5)
	$755,452	$566,176	$189,276	33.4

The overall increase in general and admin expenses was primarily due to subcontractor and commission expenses related to the company’s participation on the annual PGA show, to introduce our Vantage golf cart line of products, licensed Shelby golf cart and new 10’ Infinity, the increase in accounting and legal fees relates to financial filings and the creation of patents (in process), and the increase of hardware expenses are due to newly purchase equipment to finalize the current projects for the GPS and newly introduce SR-1 Golf cart.

General & administration expense increased by $421,186 or 33.8% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The table below outlines the differences in detail:

	For the Six Months Ended
	June 30, 2023	June 30, 2022	Difference	% Difference
Accounting & legal	$179,323	$63,677	$115,646	181.6
Marketing & advertising	49,617	162,333	(112,716)	(69.4)
Subcontractor & commissions	680,794	191,903	488,891	254.8
Hardware	60,973	34,907	26,066	74.7
Lease expense	47,473	63,915	(16,442)	(25.7)
Office expense, rent, software, bank & credit card charges, telephone & meals	647,671	727,930	(80,250)	(11.0)
	$1,665,851	$1,244,665	$421,186	33.8

The overall increase in general and admin expenses was primarily due to subcontractor and commission expenses related to the company’s participation on the annual PGA show, to introduce our Vantage golf cart line of products, licensed Shelby golf cart and new 10’ Infinity, the increase in accounting and legal fees relates to financial filings and the creation of patents (in process), and the increase of hardware expenses are due to newly purchase equipment to finalize the current projects for the GPS and newly introduce SR-1 Golf cart.

Foreign Currency Exchange

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Foreign currency exchange	$(2,401)	$1,721	(239.5)	$(6,225)	$(26,712)	(76.7)

For the three months ended June 30, 2023, we recognized a foreign exchange loss of $2,401 compared to a gain of $1,721 for the three months ended June 30, 2022. For the six months ended June 30, 2023, we recognized a foreign exchange loss of $6,225 compared to a loss of $26,712 for the six months ended June 30, 2022. The changes were due to changes in foreign currency rates on payables, receivables, loans and other foreign balances denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency fluctuations are primarily from the United States dollar, Canadian dollar, Euro and British pound.

Finance Costs

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Finance costs	$(551,389)	$(527,937)	4.4	$(1,093,473)	$(1,084,549)	0.8

Finance costs decreased by $23,452 or 4.4%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Finance costs decreased by $8,924 or 0.8% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Finance costs for the three months ended June 30, 2023 are comparable to those amounts recorded for the three months ended June 30, 2022.

Net Loss

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Net loss	$(1,077,593)	$(1,987,471)	45.8	$(2,847,645)	$(3,454,146)	16.3

As a result of the above factors, net loss decreased by $909,878 or 45.8% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and decreased by $606,501 or 16.3% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Liquidity and Capital Resources

From our incorporation on April 17, 2008 through June 30, 2023, we have financed our operations, capital expenditures and working capital needs through the sale of common shares and the incurrence of indebtedness, including term loans, convertible loans, revolving lines of credit and purchase order financing. As of June 30, 2023, we had $11,149,411 in total liabilities, the majority of which matures within the next twelve months.

We had cash in the amount of $19,546 as of June 30, 2023, as compared to $53,779 as of December 31, 2022. We had a working capital deficit of $9,111,139 as of June 30, 2023 compared to working capital deficit of $6,846,711 as of December 31, 2022.

Liquidity and Financial Condition

Our financial position as of June 30, 2023, and December 31, 2022, and the changes for the periods then ended are as follows:

Working Capital

	June 30, 2023	December 31, 2022
Current assets	$1,684,983	$2,162,895
Current liabilities	$10,796,122	$9,009,606
Working capital	$(9,111,139)	$(6,846,711)

Cash Flow Analysis

Our cash flows from operating, investing, and financing activities are summarized as follows:

	June 30,
	2023	2022

Net cash used in by operating activities	$(835,245)	$(343,399)
Net cash used in investing activities	-	1,333
Net cash provided by financing activities	803,013	1,593,116
Effect of exchange rate changes on cash	(2,001)	50,285
Net increase (decrease) in cash	(34,233)	1,301,335
Cash at beginning of period	53,779	275,383
Cash at end of period	$19,546	$1,576,718

Net Cash Used in Operating Activities.

During the six months ended June 30, 2023, cash used in operations totaled $835,245. This reflects the net loss of $2,847,645 adjusted for $2,012,400 changes in non-cash working capital items and adjustments for non-cash items. Non-cash and working capital adjustments consisted primarily of non-cash changes in ROU assets and amortization of $48,417, bad debt expense of $104,124, inventory write-down of $64,680, offset by an decrease in prepaid expense of $253,251, increase in trade payables and accruals of $1,516,003, increase in accounts receivable and other receivables of $255,942, and an increase in deferred revenue of $30,847.

Net Cash Used in Investing Activities.

During the six months ended June 30, 2023, the Company had no investing activities during this period.

Net Cash Provided by Financing Activities.

Net cash from financing activities during the six months ended June 30, 2023 totaled $803,013, which mainly relates to $612,000 received from issuing preferred shares and $159,986 received from loans payable and $71,570 received from loans payable from related parties partially offset by repayments made of $40,543 on loans payable of which $14,236 was a repayment on the related party loans.

Outstanding Indebtedness

Our current indebtedness as of June 30, 2023 is comprised of the following:

●	Unsecured, convertible note payable to a former related party with an outstanding principal amount of $310,000, bearing interest at 5% per annum, mature and in default;

●	Senior secured, convertible note payable with an outstanding principal amount of $Nil, and a carrying value of $9,488 relating to an outstanding penalty;

●

Unsecured, promissory note with outstanding principal amount of $2,400,000, bearing interest at 9% per annum and 24% per annum in default, maturing June 20, 2022. If not repaid by December 12, 2021, an additional $100,000 of guaranteed interest will be added on December 12, 2021 and the 12th day of each succeeding month during which any portion of the convertible note remains unpaid. In the event of a default, the note is convertible at the price that is equal to a 40% discount to the lowest trading price of the Company’s common shares during the 30 day trading period prior to the conversion date; As at June 30, 2023, the note is in default.

During the three and six months ended June 30, 2023, the Company recorded $444,000 and $445,600 in interest expense including $300,000 and $600,000 of additional interest, respectively. As at June 30, 2023, the carrying value of the convertible promissory note was $2,400,000 (December 31, 2022 - $2,400,000).

As the note is in default, it has become convertible at the holder’s request. The fair value of the loan approximates carrying value as it is now short term in nature, effectively due on demand.

●	Unsecured loan payable with an outstanding principal amount of $30,187 (CAD$40,000). The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Unsecured loan payable with an outstanding principal amount of $30,187 (CAD$40,000). The loan is non-interest bearing and eligible for CAD$10,000 forgiveness if repaid by December 31, 2022. If not repaid by December 31, 2022, the loan bears interest at 5% per annum and is due on December 31, 2025;

●	Secured loan payable with an outstanding principal amount of $150,000. The loan bears interest at 3.75% per annum and is due on June 5, 2050. The loan is secured by all tangible and intangible assets of the Company. Fixed payments of $731 are due monthly and begin 12 months from the date of the loan which is applied against any accrued interest first.

●	Series F Preferred Stock payments, five payments in the amount of $250,000 on February 28, 2022, $250,000 on March 31, 2022, $90,000 on July 29, 2022, $250,000 on August 29, 2022, and $125,000 on September 15, 2022, $125,000 on October 21, 2022, and $285,000 on October 21, 2022. Until such time that the 965 shares of the Series F Preferred Stock are redeemed in full, an amount equal to 20% of any gross proceeds collected by the Company are also required to be remitted. Under the original terms of the SPA, redemption of preferred F series shares requires a 15% premium payment on the face value. As such, a Redemption Premium of $75,000 was recognized, and recorded as interest expense, included as part of the loan, and will be repaid as part of the 20% gross sales remittance. As at June 30, 2023, there was a balance of $1,331,344 outstanding.

●

On May 26, 2023, the Company entered into a loan agreement with a non-related party for an amount of up to $327,390. The loan is non-interest bearing; however, the creditor will share 50/50 in the net profit from specified sales. The loan was provided to the Company for specific trade payables required to generate the sales for which the creditor will share in the net profit. As at June 30, 2023, the Company had borrowed $159,985 on the loan. As at June 30, 2023, no sales had been made related to the split profit agreement. There is no maturity date on the loan.

●	Unsecured promissory note payable with an outstanding principal amount of $1,000,000 on December 1, 2022. The note bears interest at 10% per annum and is due on December 1, 2025. If not repaid by December 1, 2025, the note bears interest at 18% per annum on all interest and outstanding principal amounts.

●	Unsecured loan payable from a related party with an outstanding principal amount of $10,000. The loan is non-interest bearing and due on demand.

●	Unsecured loan payable from a related party with an outstanding principal amount of $20,000. The loan is non-interest bearing and due on demand.

●	Unsecured loan payable from a related party with an outstanding principal amount of $3,000. The loan is non-interest bearing and due on demand.

●	Unsecured loan payable from a related party with an outstanding principal amount of $2,000. The loan is non-interest bearing and due on demand.

●	Unsecured loan payable from a related party with an outstanding principal amount of $2,000. The loan is non-interest bearing and due on demand.

●	Unsecured loan payable from a related party with an outstanding principal amount of $10,000. The loan is non-interest bearing and due on demand.

●	Unsecured loan payable from a related party with an outstanding principal amount of $10,530. The loan is non-interest bearing and due on demand.

Related Party Transactions

During the six months ended June, 2023, the Company incurred $204,556 (2022 - $376,153) in salaries, bonuses of $60,000 (2022 - $60,000), and $284,102 (2022 - $47,990) in consulting fees to the President and CEO, and CFO of the Company, and the President, CEO’s, and CFO’s of the Company’s subsidiaries. As at June 30, 2023, the Company owed $97,000 (December 31, 2022 - $nil) to the President, CEO, and CFO of the Company and $200,367 (December 31, 2022 - $49,441) to the President, CEOs, and CFOs of the Company’s subsidiaries for management fees and salaries, which is recorded in trade and other payables. Amounts owed and owing are unsecured, non-interest bearing, and due on demand. Recorded in due to related party are $55,334 (2022 - $nil) owed to the President and CEO of the Company. These amounts are non-interest bearing and due on demand.

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

Estimated Expenses for the Twelve-Month Period ending June 30, 2024
General and administrative	$2,404,000
Research and development	2,043,600
Marketing	755,000
Sales and dealer network	540,000
Payroll overhead	1,259,000
Service and maintenance	785,900
Assembly facility	1,750,000
Inventory	10,700,000
Total	$20,237,500

As noted earlier, during the six months ended June 30, 2023, cash used in operations totaled $835,245 and is expected to increase in the future periods as the Company obtains more contract sales. At present, our cash requirements for the next 12 months outweigh the funds available. Of the $20,237,500 that we require for the next 12 months, we had $19,546 in cash as of June 30, 2023, and working capital deficit of $9,111,139. Our principal sources of liquidity are cash generated from product sales, securities purchase agreements and debt financings. In order to achieve sustained profitability and positive cash flows from operations, we will need to increase revenue and/or reduce operating expenses. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend, in part, on demand for our products.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 33, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 7, 2016, Chetu Inc. filed a Complaint for Damage in Florida to recover an unpaid invoice amount of $27,335 plus interest of $4,939. The invoice was not paid due to a service dispute. As at June 30, 2023, included in trade and other payables is $17,983 (December 31, 2022 - $17,983) related to this unpaid invoice, interest and legal fees.

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

We incurred a comprehensive loss of $7,491,362 and $6,347,178 during the years ended December 31, 2022 and 2021, respectively. During the six months ended June 30, 2023 we incurred a comprehensive loss of $2,847,645 compared to our comprehensive loss of $3,403,861 for the same period in 2022. We had cash of $19,546 as of June 30, 2023 and working capital deficit of $9,111,139, and we believe that we will need significant additional equity financing to execute our business plan and to continue as a going concern, given that, among other things:

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

We expect significant increases in costs and expenses to forestall profits for the foreseeable future, even if we generate increased revenues in the near term. Our recently introduced and planned products might not become commercially successful. If we are to ever achieve profitability, we must have a successful introduction and acceptance of our electric vehicles and golf carts, which may not occur. We expect that our operating losses will increase substantially in 2023, and thereafter, and we also expect to continue to incur operating losses and to experience negative cash flows for the next several years.

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

To carry out our proposed business plan for the next 12 months, we estimate as of June 30, 2023, that we will need approximately $20 million in addition to cash on hand. If cash on hand, revenue from the sale of our cars, if any, and cash received upon the exercise of outstanding warrants, if any are exercised, are not sufficient to cover our cash requirements, we will need to raise additional funds through the sale of our equity securities, in either private placements or registered offerings and/or shareholder loans. If we are unsuccessful in raising enough funds through such capital-raising efforts we may review other financing possibilities such as bank loans. Financing might not be available to us or, if available, may not be available on terms that are acceptable to us.

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

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

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

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Form	Exhibit	Filing Date	Herewith
3.1.1	Articles of Incorporation of the Registrant	SB-2	3.1	10-22-07

3.1.2	Certificate of Change of the Registrant	8-K	3.1	06-24-08

3.1.3	Articles of Merger of the Registrant	8-K	3.1	02-23-15

3.1.4	Certificate of Change of the Registrant	8-K	3.2	02-23-15

3.1.5	Certificate of Correction of the Registrant	8-K	3.3	02-23-15

3.1.6	Certificate of Change of the Registrant	8-K	3.1	03-26-19

3.1.7	Certificate of Correction of the Registrant	8-K	3.2	03-26-19

3.1.8	Series A - Certificates of Amendment and Designation dated November 22, 2019	10-K	3.1.8	03-05-2021

3.1.9	Series C - Certificates of Amendment and Designation dated December 22, 2020	10-K	3.1.9	03-05-2021

3.1.10	Series F – Certificates of Designation dated December 22, 2020	10-K	3.1.10	03-05-2021

3.1.11	Series D - Certificate of Designation dated May 2, 2018	S-1	3.1.11	04-21-21

3.1.12	Series E - Certificate of Designation dated May, 2018	S-1	3.1.12	04-21-21

3.1.13	Series F – Certificates of Designation dated December 22, 2020	10-K	3.1.10	03-05-21

3.1.14	Certificate of Amendment to Articles of Incorporation dated December 22, 2020	S-1	3.1.14	04-21-21

3.2.1	Bylaws of the Registrant	SB-2	3.2	10-22-07

3.2.2	Amendment No. 1 to Bylaws of the Registrant	8-K	3.2	06-19-15

4.1.2	DSG Global, Inc. 2015 Omnibus Incentive Plan	10-Q	10.3	11-13-15

10.1	Loan agreement, dated October 24, 2014 between DSG TAG Systems Inc. and A. Bosa & Co (Kootenay) Ltd.	10-K	10.5	05-28-19

10.2	Lease agreement (Modified), dated January 21, 2016 and February 1, 2016 between DSG TAG Systems Inc. and Benchmark Group	10-K	10.6	05-28-19

10.3	Loan agreement, dated February 11, 2016 between DSG TAG Systems Inc. and Jeremy Yaseniuk	10-K	10.7	05-28-19

10.4	Loan agreement, dated March 31, 2016 between DSG TAG Systems Inc. and E. Gary Risler	10-K	10.8	05-28-19

10.5	Security purchase agreement between DSG Global Inc. and Coastal Investment Partners, dated November 7 2016	8-K	10.1	11-15-16

10.6	Equity Financing Agreement dated September 18, 2019 between DSG Global, Inc. and GHS Investments, LLC	S-1	10.9	10-04-19

10.7	Registration Rights Agreement dated September 18, 2019 between DSG Global, Inc. and GHS Investments, LLC	S-1	10.10	10-04-19

10.8	Advisory Services Agreement dated as of March 2, 2020 Graj + Gustavsen, Inc.	8-K	10.1	03-06-20

10.9	Stock Purchase Agreement between the Company and GHS dated December 23, 2020	8-K	10.1	12-31-20

10.10	Warrant Agreement dated December 23, 2020	8-K	10.2	12.31.20

10.11	Stock Purchase Agreement between the Company and GHS dated December 23, 2020	8-K	10.1	12-31-20

10.12	OEM Cooperation Agreement with Skywell New Energy Automobile Group Co. Ltd. dated February 5, 2021.	8-K	10.1	02.23.21

10.13	Cooperation Agreement with Zhejiang Jonway Group Co., Ltd. dated September 17, 2019	S-1	10.13	04-21-21

10.14	Cooperation Agreement with Rumble Motors dated February 15, 2021	S-1	10.14	04-21-21

21	List of Subsidiaries:				X

	Vantage Tag Systems Inc. (Nevada), DSG Tag Systems Inc. (Nevada), Imperium Motor Corp. (Nevada), Imperium Motor Company of Canada Corporation (Canada), DSG Tag Systems International, Ltd. (UK)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Code of Business Conduct and Ethics	X

99.2	Audit Committee Charter	X

99.3	Compensation Committee Charter	X

99.4	Nomination and Governance Committee Charter	X

101*	Interactive Data File

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

#*	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DSG Global Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 28, 2023	/s/ Robert Silzer
Robert Silzer
President, CEO, Secretary, Treasurer, and Director
(Principal Executive Officer)

Date: August 28, 2023	/s/ Robert Silzer
Robert Silzer
Chief Financial Officer (Acting)
(Principal Financial Officer, Principal Accounting Officer)

